Form 10-K
period 2002-12-31
VISTACARE INC
filed 2003-03-31
CIK 787030

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-50118

VistaCare, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1521534 (I.R.S. Employer Identification No.)

8125 North Hayden Road, Suite 300 Scottsdale, Arizona (Address of principal executive offices)	85258 (Zip Code)

(480) 648-4545

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Class A Common Stock, $0.01 par value per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by reference into Part III of this Form 10-K. ☐

      The aggregate market value of the Registrant’s Class A Common Stock, held by non-affiliates, based on the closing price (as reported by Nasdaq) on February 28, 2003 of $15.40, was approximately $116,200,000.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐          No ☑

      As of February 28, 2003, there were outstanding 15,545,939 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, and 58,096 shares of the Registrant’s Class B Common Stock, $0.01 par value per share.

      Documents Incorporated by Reference

      Portions of the Registrant’s Proxy Statement to be furnished to stockholders in connection with the Registrant’s 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.     Business

Overview of Our Business

      We are a leading provider of hospice services in the United States. Through interdisciplinary teams of physicians, nurses, home healthcare aides, social workers, spiritual and other counselors and volunteers, we provide care primarily designed to reduce pain and enhance the quality of life of terminally ill patients, most commonly in their home or other residence of choice. Our mission is to provide superior and financially responsible care for the physical, spiritual and emotional needs of our patients and their families, while maintaining a supportive environment for our employees.

      We have grown rapidly since commencing operations in 1995. By the end of 1997, our operations consisted of seven programs in four states. In 1998, we completed two significant acquisitions that increased our census from approximately 350 patients to approximately 1,750 patients. Since then, we have more than doubled our patient census primarily through same-store growth. As of December 31, 2002, we had 38 hospice programs serving patients in 14 states with a census of approximately 3,932 patients. For the year ended December 31, 2002, our net patient revenue was $132.9 million, a 45.5% increase over our net patient revenue of $91.4 million for the year ended December 31, 2001. We recorded net income before accrued preferred stock dividends of $7.6 million for the year ended December 31, 2002.

      Our rapid growth has presented challenges. For example, our 1998 acquisitions required us to spend considerable time and resources integrating our systems and operating methods with those of the acquired businesses. Our efforts to improve our same-store growth required us to invest in the development of extensive referral relationships. As a result of these and other challenges, we incurred net losses before accrued preferred stock dividends of $0.4 million and $6.7 million in 2000 and 2001, respectively.

      We plan to continue our expansion through same-store growth and the development of new hospice programs, as well as through strategic alliances, partnerships and acquisitions. We expect that our growth strategy will present challenges similar to those we have faced in the past. However, as a result of the experience of our management team and our investment in information technology infrastructure, employee training and regulatory compliance programs, we believe we have developed a solid platform for future growth.

      Our operations are built around a mission-oriented philosophy that emphasizes superior care and open access to our services. We believe our high care standards, distinctive service philosophy and expertise in cost-effective care management help us develop strong relationships with the medical and consumer communities we serve and give us a competitive advantage in obtaining patient referrals.

      Our predecessor corporation, Vista Hospice Care, Inc., a Delaware corporation, was formed in 1995. In 1998, in connection with our two significant acquisitions, we reorganized our corporate structure by establishing VistaCare, Inc., a Delaware corporation, as the parent holding company of Vista Hospice Care, Inc. and our other operating subsidiaries.

      We maintain a website with the address www.vistacare.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

Overview of the Hospice Care Industry

     Development of the Industry

      Over the past century, care for terminally ill patients in the United States focused primarily on curative treatment, with only secondary regard for patient comfort and immediate quality of life concerns. The 1960s and 1970s saw the emergence of a grass roots movement in the United States that advocated a shift in attitude from strictly providing curative care for terminally ill patients to providing a greater degree of physical, emotional and spiritual comfort and care for patients and their families at the end-of-life. Hospice programs provide these services. According to the National Hospice and Palliative Care Organization, or NHPCO, since the 1970s, hospice care in the United States has grown into a multi-billion dollar industry that served approximately 700,000 patients in 2000 through more than 3,100 hospice care programs in the United States and its territories.

     Funding Hospice Care: Medicare, Medicaid and Other Sources

      Today, Medicare is the largest payor for hospice services. To be eligible to receive the Medicare hospice benefit, a patient must have two physicians certify that, if the patient’s terminal illness were to run its usual course, the patient would have a life expectancy of six months or less. Hospice care is also covered by most private insurance plans, and 43 states and the District of Columbia provide hospice coverage to their Medicaid beneficiaries. The NHPCO reports that in 2000, at the time of admission, approximately 79% of hospice patients claimed Medicare as their payment source, 13% private insurance, 5% Medicaid, 3% alternative sources and 1% self-pay.

      Medicare has provided benefits for hospice care since 1983. According to the Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration), or CMS, between 1984 and 2000, the number of hospice programs certified by Medicare increased from 31 to 2,273. In addition, CMS estimates that Medicare hospice expenditures will reach $3.8 billion in 2002.

      The Medicare hospice benefit covers four distinct levels of care, each of which is subject to a different per diem reimbursement rate. The table below sets forth a brief description of each of the four levels of care and the national average base Medicare per diem reimbursement rates in effect for the periods indicated:

		National Average Base Medicare Per Diem
		Reimbursement Rates

		October 1, 2001	October 1, 2002
		through	through
Level of Care	Care Description	September 30, 2002	September 30, 2003

Routine Home Care	Provided through visits by members of the interdisciplinary team to the patient’s home or other resident	$110.42	$114.20
General Inpatient Care	Provided in a hospital or other inpatient facility when pain or other symptoms cannot be managed effectively in a home setting	$491.19	$508.01
Continuous Home Care	Provided in the patient’s home or other residence to manage acute pain or other medical symptoms for a minimum of eight hours per day, with nursing care accounting for more than half of the care provided	$644.45	$666.52
Respite Inpatient Care	Provided for up to five days in a hospital or other inpatient facility to relieve the patient’s family or other caregivers	$114.22	$118.13

      These reimbursement rates are Medicare’s base rates and vary from region to region depending on local salary levels. In 2000, routine home care services accounted for 96.0% of all Medicare hospice days while general inpatient care services, continuous home care services and respite inpatient care services accounted for 3.0%, 0.3% and 0.3% of Medicare hospice days, respectively. Effective each October 1, and occasionally at other times, Medicare establishes new base hospice care reimbursement rates. The table below sets forth the Medicare hospice base rate increases since October 1, 1999:

Percentage Increase in
Effective Date of Rate Increase	Medicare Hospice Base Rates

October 1, 1999	1.9%
October 1, 2000	2.9%
April 1, 2001	5.0%
October 1, 2001	3.2%
October 1, 2002	3.4%

      Medicaid reimbursement rates and hospice care coverage rates for private insurance plans tend to approximate Medicare rates.

Market Opportunity

      We believe the hospice care industry is poised for substantial growth over the next several years due to the following factors:

      Awareness and Acceptance of Hospice Care Services is Expanding. Over the past several years, there has been expanding awareness and acceptance of hospice care evidenced by:

•	according to the NHPCO, between 1992 and 2000 the number of patients receiving hospice care increased from approximately 246,000 to approximately 700,000 annually;

•	according to CMS, between 1988 and 2000 Medicare reimbursements for hospice care increased by approximately $2.8 billion;

•	although hospice care has been traditionally associated with end-stage cancer patients, Medicare records from 1992 to 1998 show a 338% increase in the number of Medicare beneficiaries using the Medicare hospice benefit for conditions other than cancer;

•	according to CMS, the number of Medicare certified hospice programs increased by 89% between 1992 and 2002; and

•	a significant percentage of commercial insurers now provide coverage for hospice care services.

      Hospice Care Provides Significant Cost Savings Over Traditional Care. Recent estimates by CMS have concluded that the cost of care for hospice patients is substantially less than the cost of care for similarly situated patients receiving traditional medical services, often in high acuity settings such as hospitals. Reasons for those cost savings include:

•	hospice care patients in long-term care facilities are hospitalized fewer days in their last month of life than long-term care facility residents not enrolled in hospice programs, according to a March 2000 report commissioned by the United States Department of Health and Human Services;

•	hospice care patients are often transitioned from expensive treatments, such as chemotherapy and radiation, to less expensive forms of palliative care; and

•	hospice care patients generally require less emergency care, which typically involves costly transportation, paramedics, emergency room and other charges.

      We believe that government and other payors will continue to encourage the use of hospice care because of such cost savings.

      The American Population is Aging. In 2002, 82.5% of our patients were over the age of 65 at the time of admission. Data from the United States Census Bureau indicate that this segment of the American population is expected to grow at a rate three times greater than the rate of the general population between 2002 and 2022. According to the United States Census Bureau, the number of Americans over the age of 65 will increase from 35 million in 2000 to 54 million in 2020. We expect that as this segment of the population grows, the demand for end-of-life services, including hospice care, will increase accordingly.

      Hospice Services Are Underutilized. Although the number of hospice patients has increased rapidly in recent years, we believe that a significant number of hospice-eligible patients do not take advantage of hospice care. The NHPCO estimates that only 25% of decedents in 2000 received hospice care. A 1999 study by The National Hospice Foundation concluded that 75% of Americans were not aware that hospice care can be provided in the home and 90% did not know that hospice care is covered by Medicare. We believe that the following factors contribute to the current underutilization of hospice care:

•	resistance to or misunderstanding of the benefits of hospice care; and

•	restrictive eligibility criteria on the part of some hospice care providers, including denying enrollment to patients who wish to continue to maintain certain forms of aggressive treatment or patients who do not have a principal caregiver.

      We believe that as awareness and acceptance of hospice care grows and hospice programs develop a reputation for consistent, high quality care, utilization of hospice services will increase.

Industry Consolidation and Government Initiatives

      In addition to favorable industry growth conditions, we believe that consolidation in the hospice care industry will provide significant opportunities for us to grow our business. Today, the hospice care industry is dominated by small, not-for-profit providers in non-urban areas. According to the NHPCO, in 2000, 73% of all hospice programs were run by not-for-profit entities and only 13% of all hospice programs were located in urban areas. In 1999, the GAO found that approximately 57% of hospice programs had fewer than 100 admissions annually. Demanding market conditions are making it difficult for smaller providers to offer cost-effective, quality care. We believe that the fragmented hospice care industry is poised for consolidation and that large, well-managed hospice providers are best positioned to affiliate with or acquire smaller hospice care providers.

      Notwithstanding the recent increase in awareness and acceptance of hospice care, we believe that most Americans still lack a basic understanding of the benefits that hospice care offers and are unaware that Medicare, Medicaid and private insurers provide coverage for hospice care. In an effort to increase awareness and acceptance, medical societies, patient advocacy groups, private foundations and the hospice care industry have all undertaken campaigns in recent years to educate physicians and the public about the benefits of hospice care:

•	in May 2002, the United States Department of Health and Human Services urged members of the physician community and other health care professionals to consider hospice care for their terminally ill patients;

•	in April 2002, CMS placed paid advertisements in prominent publications aimed at physicians stressing the benefits of hospice care and advising physicians that hospice care is a benefit reimbursable by Medicare; and

•	in September 2001, United States congressional hearings addressed the need for greater public awareness of end-of-life care options, including hospice care.

Our Competitive Strengths

      We believe a number of factors differentiate us from our competitors and provide us with important competitive advantages.

      We Benefit from Being One of the Nation’s Largest Hospice Care Providers. As a result of having a patient census among the highest of any hospice provider in the United States, we are able to:

•	negotiate volume discounts on the purchase of pharmaceuticals, durable medical equipment and medical supplies;

•	enter into favorable contracts with private insurers and pharmacy benefit managers; and

•	spread certain fixed costs, particularly corporate overhead, information technology and marketing spending, over a large patient population.

      In addition, the geographic scope of our operations gives us a competitive advantage in developing referral relationships with national and regional nursing home and assisted living companies who, we believe, often seek the administrative and service consistency benefits resulting from working with a limited number of providers.

      We Have Implemented a Highly Effective Pharmacy Cost Control System. Pharmaceuticals represent our second largest category of patient care expenses. To manage those expenses, we have developed and implemented a comprehensive pharmacy cost management system. Using this system, in 2002 we were able to achieve average daily pharmacy cost per patient that is significantly lower than the industry average. Our pharmacy cost management system involves:

•	a flexible, proprietary, disease and symptom-specific drug formulary that emphasizes the use of generic drugs, if as effective as the brand-name alternative;

•	the use of our proprietary software applications to streamline the enrollment of our patients in a nationwide network of pharmacies;

•	the commitment of our clinical staff to reducing our patients’ use of treatments that are needlessly expensive or clinically ineffective; and

•	an education program for our physicians and nurses that emphasizes both clinical and cost effectiveness.

      We Have Developed an Advanced, Proprietary Technology Infrastructure. We have developed a proprietary technology infrastructure consisting of a highly scalable, Linux-based operating platform we call CareNation and a variety of hospice specific applications. Because we own our core technology, we believe we will be able to minimize our payment of third party licensing or maintenance and support fees that would likely increase as we grow. We believe that our web-based platform provides a level of secure, rapid and remote access from a wide variety of sources that is not currently available from third-party vendors. In addition, as we deploy additional applications, we anticipate improvements in our operating efficiency and ability to deliver a consistently high level of care across our organization. Our systems currently enable us to:

•	track patient admission and certification;

•	enroll our patients in a nationwide network of pharmacies;

•	monitor patient census and length of stay data; and

•	automate our bereavement communications.

      In addition to ongoing efforts to refine our existing applications, we are in the process of developing additional applications, including a new billing program (scheduled for testing and release in 2003) and applications that will allow us to better monitor and produce timely and detailed reports on key expenses, such as labor and pharmaceuticals. We expect to be able to deploy our existing and new technologies rapidly in hospice programs that we develop or acquire in the future. We intend to continue to invest in our technology infrastructure to streamline our decision-making and drive efficiencies in our operations, while providing further support and functionality to our care providers. In the future, we may consider commercializing these technologies.

      We Provide “Open Access” to Hospice-Eligible Patients. Our service philosophy is to provide hospice care to all adult patients who are eligible to receive hospice care under Medicare guidelines, regardless of the complexity of their illness. We call this philosophy “open access.” In a May 2002 report to Congress, the Medicare Payment Advisory Commission, or MedPAC, concluded that many patients who meet Medicare hospice eligibility requirements currently have problems accessing hospice care because of restrictive eligibility criteria on the part of some hospice care providers. Operating with an open access philosophy enables us to remove these barriers to hospice care access and to achieve important competitive advantages, including:

•	Strong relationships with our referral sources. We believe that our open access service philosophy helps us build strong relationships with our referral sources because we will accept all hospice-eligible adult patients they refer to us.

•	Greater utilization of our services, resulting in lower direct care costs. Patient care expenses are generally higher during the initial and latter days of care. In the initial days of care, expenses tend to be higher because of the initial purchases of pharmaceuticals, medical equipment and supplies and the administrative costs of determining the patient’s hospice eligibility, registering the patient and organizing the plan of care. In the latter days of care, expenses tend to be higher because patients generally require more services, especially pharmaceuticals and nursing care, due to their deteriorating medical condition. Therefore, when we increase the number of days a patient stays in our care, we increase the number of lower cost days over which our costs are spread. Our open access philosophy involves a commitment on the part of all our staff to encourage patients to use our services, and referral sources to refer patients, at the earliest stage of hospice eligibility. We believe this philosophy has contributed to our 2002 average length of stay of approximately 86 days per patient, which we believe to be well in excess of the industry average.

•	We Have an Experienced Management Team. We have assembled a management team at both the corporate and program level with the financial, regulatory and operating experience to grow our company. Our corporate executive officers, half of whom have joined us since January 1, 2001, have significant experience operating publicly traded healthcare companies and growing businesses both organically and through acquisitions.

Our Business Strategy

      We intend to enhance our position as a market leader in the hospice care industry by pursuing the following strategies:

     Continue to Drive Same-Store Census Growth

      An important aspect of our growth strategy involves increasing patient census within our existing programs. Since the end of 1998, following the completion of our last material acquisition, through December 31, 2002, we grew our same-store patient census by approximately 149%, from 1,579 to 3,932 patients. We intend to continue to increase our same-store growth by:

•	Continuing to provide superior quality of care. We have driven our same-store growth to date largely through “word of mouth” recommendations based on the quality of our care. Consistent with our mission, we will continue to focus our efforts on providing superior care to our patients and their families.

•	Building relationships that enhance our presence in local markets. We intend to increase our presence in local markets by fostering relationships with physicians, discharge planners, local faith-based and other community organizations and their leaders, and by providing educational workshops on hospice care and other end-of-life issues.

•	Focusing on our formal marketing initiatives. In September 2001, we initiated our first ever company-wide marketing program with the goal of expanding awareness and acceptance of hospice care and increasing our market share. Since then, we have added to our team of professional relations representatives and revised our employee compensation structure to include bonus incentives for increasing census at the program level. Our same-store census has grown 75.1% since the inception of this program, from 2,245 patients as of September 1, 2001 to 3,932 patients as of December 31, 2002. We believe that a continued commitment to these initiatives will help us continue growing.

•	Building relationships with national and regional nursing homes, assisted living facilities and managed care organizations. By building relationships with nursing home chains, assisted living providers, and managed care organizations, we hope to develop steady referral sources, that have the ability to provide multiple referrals on an on-going basis.

     Expand Through Strategic Acquisitions and New Program Development

      We intend to expand our services in existing and new markets. Factors we consider when examining expansion opportunities include the following:

•	hospice utilization and the number of eligible beneficiaries in the community who are not receiving hospice care;

•	proximity to our existing programs and our ability to leverage our local resources through regional density;

•	existing competition;

•	the potential profitability of the target hospice program; and

•	the regulatory environment.

      After we identify a market that fits our criteria for expansion, we may choose to develop or acquire a new hospice program or enter into a strategic alliance with an existing hospice program. Because small, non-urban, not-for-profit hospice providers dominate the United States hospice care industry, and because demanding market conditions have made it more difficult for small providers to offer cost-effective quality care, we believe that there will be significant opportunities for us to acquire or enter into strategic alliances with existing programs. We believe that because of the quality of our care, our management capabilities and our dedication to open access, many smaller hospice programs, including not-for-profit providers, will look favorably on combining their operations with ours.

      In markets where there are no suitable acquisition or strategic alliance opportunities, we may develop a new program. When we develop a new program, we first deploy a small staff and acquire necessary office space, contracts and referral sources. Then we admit a small number of patients and request a Medicare certification survey. Following Medicare certification, we employ robust recruiting, training, community education and marketing efforts to build census.

     Build Market Share in Non-Urban Markets

      Hospice care usage by Medicare beneficiaries in non-urban areas has increased dramatically in recent years. A significant portion of our current business involves providing care in these areas. We plan to continue to focus on building market share in the non-urban markets in which we currently operate and in new markets. We find these markets particularly attractive because:

•	we tend to encounter less competition from larger healthcare institutions devoted to aggressive curative care; and

•	we are able to develop a dominant market share by quickly building relationships and brand identity with local referral sources.

     Become the Employer of Choice in the Hospice Care Industry

      We are committed to maintaining a superior work environment consisting of competitive compensation, proper staffing, useful management tools and extensive internal training. All of our full-time employees participate in a performance-based cash bonus program that rewards them based on a combination of factors including quality of care, compliance, profitability and census growth. We analyze current data from each of our programs in order to adjust staffing levels in response to or in anticipation of fluctuations in patient census so that we can minimize staff turnover. We have also initiated the development of technology tools designed to reduce administrative paperwork and enable our clinical staff to focus on patient care. As a result of these initiatives, our turnover rate for full-time employees with at least one year of service has steadily decreased from approximately 41.0% for the year ended December 31, 1999 to approximately 21.0% for the year ended December 31, 2002. We calculate our turnover rates for any period on a monthly basis by dividing the number of full-time employees with at least one year of service whose employment terminated during the month by the average number of full-time employees employed during such month.

Our Services

      We provide a full range of hospice services, from pain and symptom control to emotional and spiritual support, tailored to the individual needs of our patients and their families. Each patient who enrolls in one of our programs is assigned an interdisciplinary care team consisting of, depending on the patient’s needs, a physician, a nurse, a home health aide, a social worker, occupational and speech pathology therapists, a spiritual counselor, a dietary counselor, a volunteer, a homemaker and a bereavement coordinator. Below is a list of the key services we provide:

•	pain and symptom management;

•	emotional and spiritual support;

•	special palliative modalities such as radiation therapy, chemotherapy and infusion therapy; diagnostic testing;

•	inpatient and respite care;

•	physician visits;

•	nursing care;

•	personal care by home health aides;

•	homemaker services;

•	social worker visits;

•	spiritual counseling;

•	bereavement counseling for up to 13 months after the patient’s death;

•	dietary counseling;

•	physical, occupational and speech therapy;

•	medical equipment and supplies; and

•	medications.

Our services are available twenty-four hours a day, seven days a week and can be provided in a patient’s home or other residence of choice, such as a nursing home or assisted living facility, or in a hospital or other inpatient facility. We currently operate two inpatient facilities, a 12-bed, stand-alone facility in Cincinnati, Ohio, and a 10-bed hospital-based facility in Albuquerque, New Mexico.

Marketing and Referral Relationships

      The primary focus of our marketing activities is on increasing patient referrals from existing referral sources and establishing new referral sources. Our referral sources include:

•	nursing homes;

•	assisted living facilities;

•	hospitals;

•	physicians;

•	home health care organizations;

•	managed care companies;

•	community social service organizations; and

•	religious organizations.

      Historically, we have dedicated relatively few resources to formal marketing activities. Most of our referrals have been the result of “word of mouth” among referral sources about the high quality of our care. We have recently, however, implemented a standardized marketing strategy. A key element of our marketing strategy is training our professional relations representatives and providing them with the tools to communicate effectively to a variety of different types of referral sources, including referral sources with which an individual professional relations representative may not have had significant prior experience.

      Each of our hospice care programs has a marketing team led by the program director who is assisted by at least one director of professional relations. Each program employs between one and four professional relations representatives. At December 31, 2002, we employed 91 professional relations representatives company-wide. Consistent with our belief that marketing is a team effort, each program’s marketing team is supported by other program employees, including admissions coordinators, patient care managers, medical directors, chaplains, social workers, counselors and nurses. Each professional relations representative seeks to develop patient referral sources located in the representative’s territory by regularly calling on those referral sources and educating them regarding our services and hospice care generally. Our professional relations representatives provide feedback to those sources regarding the status of referred patients when appropriate and with the patient’s consent. Our marketing efforts also include educational seminars for physicians and hospital personnel and community-based events.

Information Technology

      We believe that information technology can significantly enhance our financial, operational, clinical, and compliance performance, and that by building our own information technology infrastructure and software, we can achieve important cost efficiencies as we grow. We employ an in-house software development team of experienced professionals capable of developing solutions in a complex data environment. We believe that by building our own information technology solutions, we can reduce or eliminate outside training costs, expensive third-party applications, and many third-party license or other fees which typically increase when the number of transactions processed or number of users increases.

      In addition to the proprietary applications already in place, we are in the process of developing applications we believe will reduce paperwork and travel costs for our nurses, aides and other clinicians in the field, and allow for the automated transfer of enrollment information to suppliers, which we expect to lead to faster delivery of items needed to appropriately care for patients. We are also developing applications designed to monitor and produce timely reports on key expenses such as labor and pharmaceuticals, which we anticipate will enable us to make better staffing, procurement and budgetary decisions. In the second half of 2003, we expect to begin testing a new billing system that will operate on our CareNation platform. We expect to complete the conversion to this new billing system in the second half of 2003 after all technical components have passed all critical criteria tests and once we have completed the training, compliance and reporting systems and processes associated with the new application.

Compliance

      We have a strong commitment to operating our business in a manner that adheres to all regulatory requirements, internal company policies and procedures and our corporate philosophy. We have adopted a proactive approach to compliance that includes:

•	developing information systems that allow us to continuously monitor our performance in key areas;

•	performing internal compliance audits;

•	implementing a continuous quality improvement process designed to ensure regulatory compliance and improve patient care; and

•	developing a priority index that enables us to shift compliance resources to those hospice programs more likely to experience compliance-related issues before they arise.

Education and Training

      We have devoted substantial time and resources to the development of a comprehensive education and training program. We have contracted with a national provider of healthcare educational resources to develop company and industry specific written materials, videos and on-line training and educational resources. We believe these resources will help us deliver consistently high quality service and increase employee confidence, satisfaction and retention.

Competition

      Hospice care in the United States is competitive. The hospice care industry is highly fragmented and we compete with a large number of organizations, some of which may have significantly greater financial and marketing resources than we have. Based on industry data, we estimate that approximately 73% of existing hospice programs in 2000 were local, not-for-profit hospice programs. Most hospice programs are small and community-based. We also compete with other multi-program hospice companies including Vitas Healthcare Corporation, Odyssey Healthcare Inc. and SouthernCare Hospice, Inc.

      In addition, we compete with a number of hospitals, nursing homes, home health agencies and other health care providers which offer home care to patients who are terminally ill, or market palliative care and “hospice-like” programs. In addition, various health care companies have diversified into the hospice market, including Beverly Enterprises, Inc. and Manor Care, Inc.

      Relatively few barriers to entry exist in the markets we serve. Accordingly, other companies that are not currently providing hospice care may enter these markets and expand the variety of services they offer.

Insurance

      We maintain general liability insurance coverage on an occurrence basis with limits of $1.0 million per occurrence and $3.0 million in the aggregate. We maintain healthcare professional liability insurance coverage on a claims-made basis with limits of $1.0 million per occurrence and $3.0 million in the aggregate. We also maintain umbrella coverage with a limit of $10.0 million excess over both general and healthcare professional liability coverage. While we believe our insurance coverage is adequate for our current operations, we cannot assure you that it will cover all future claims or will be available in adequate amounts or at a reasonable cost.

Financial Information About Geographic Areas

      We derive all of our revenues within the United States. All of our assets are located in the United States.

Government Regulation

     General

      As a provider of healthcare services, we are subject to extensive federal, state and local statutes and regulations. These laws and regulations significantly affect the way in which we operate various aspects of our business. For example, we must comply with federal, state and local laws relating to hospice care eligibility, the development and maintenance of plans of care, and the coordination of services with nursing homes or assisting living facilities where many of our patients live. In addition, each state in which we operate has its own licensing requirements with which we must comply.

      We also must comply with regulations and conditions of participation to be eligible to receive payments from various federal and state government-sponsored healthcare programs, such as Medicare and Medicaid. Medicare is a federally funded and administered health insurance program, primarily for individuals entitled to Social Security benefits who are 65 years of age or older or who are disabled. Medicaid is a medical assistance program, jointly funded by the states and the federal government that provides certain medical and psychiatric care services to qualifying low-income persons. States are not required to provide Medicaid coverage for hospice services, but 43 states and the District of Columbia currently do so. All fourteen states in which we currently provide services offer coverage for Medicaid hospice services; in 2001 the state of Oklahoma began providing a limited Medicaid hospice benefit. States in which we operate that provide a Medicaid benefit may limit the days for which hospice service will be covered, establish pre-authorization processes that can deny or delay access to hospice care, or establish Medicaid managed care programs that include only limited forms of hospice care coverage.

      In the future, we may choose to provide hospice care services in one of the few states that do not provide Medicaid coverage for hospice services. All of our current hospice programs have been certified as Medicare providers and are eligible to receive payments from applicable state Medicaid programs.

     Medicare Conditions of Participation for Hospice Programs

      Federal regulations established as part of the Medicare program require that every hospice program continue to satisfy various conditions of participation to be certified and receive payment for the services it provides. Compliance with the conditions of participation is monitored by state survey agencies designated by the Medicare program. In some cases, failure to comply with the conditions may result in payment denials, the imposition of fines or penalties, or the implementation of a corrective action plan. In extreme cases or cases where there is a history of repeat violations, a state survey agency may recommend a suspension of new admissions to the program or termination of the program in its entirety.

      The Medicare conditions of participation for hospice programs include the following:

•	Governing Body. Each hospice must have a governing body that assumes full responsibility for the policies and the overall operation of the hospice and for ensuring that all services are provided in a manner consistent with accepted standards of practice. The governing body must designate one individual who is responsible for the day-to-day administrative operations of the hospice.

•	Direct Provision of Core Services. Medicare limits those services for which the hospice may use individual independent contractors or contract agencies to provide care to patients. Specifically, substantially all nursing, social work, and counseling services must be provided directly by hospice employees meeting specific educational and professional standards. During periods of peak patient loads or under extraordinary circumstances, the hospice may be permitted to use contract workers, but the hospice must agree in writing to maintain professional, financial and administrative responsibility for the services provided by those individuals or entities.

•	Medical Director. Each hospice must have a medical director who is a physician and who assumes responsibility for overseeing the medical component of the hospice’s patient care program.

•	Professional Management of Non-Core Services. A hospice may arrange to have non-core services such as therapy services, home health aide services, medical supplies or drugs provided by a non-

employee or outside entity. If the hospice elects to use an independent contractor to provide non-core services, however, the hospice must retain professional management responsibility for the arranged services and ensure that the services are furnished in a safe and effective manner by qualified personnel, and in accordance with the patient’s plan of care.

•	Plan of Care. The patient’s attending physician, the medical director or designated hospice physician, and the interdisciplinary team must establish an individualized written plan of care prior to providing care to any hospice patient. The plan must assess the patient’s needs and identify services to be provided to meet those needs and must be reviewed and updated at specified intervals.

•	Continuation of Care. A hospice may not discontinue or reduce care provided to a Medicare beneficiary if the individual becomes unable to pay for that care.

•	Informed Consent. The hospice must obtain the informed consent of the hospice patient, or the patient’s representative, that specifies the type of care services that may be provided as hospice care.

•	Training. A hospice must provide ongoing training for its employees.

•	Quality Assurance. A hospice must conduct ongoing and comprehensive self-assessments of the quality and appropriateness of care it provides and that its contractors provide under arrangements to hospice patients.

•	Interdisciplinary Team. A hospice must designate an interdisciplinary team to provide or supervise hospice care services. The interdisciplinary team develops and updates plans of care, and establishes policies governing the day-to-day provision of hospice services. The team must include at least a physician, registered nurse, social worker and spiritual or other counselor. A registered nurse must be designated to coordinate the plan of care.

•	Volunteers. Hospice programs are required to recruit and train volunteers to provide patient care services or administrative services. Volunteer services must be provided in an amount equal to at least five percent of the total patient care hours provided by all paid hospice employees and contract staff.

•	Licensure. Each hospice and all hospice personnel must be licensed, certified or registered in accordance with applicable federal, state and local laws and regulations.

•	Central Clinical Records. Hospice programs must maintain clinical records for each hospice patient that are organized in such a way that they may be easily retrieved. The clinical records must be complete and accurate and protected against loss, destruction, and unauthorized use.

      In addition to the conditions of participation governing hospice services generally, Medicare regulations also establish conditions of participation related to the provision of various services and supplies that many hospice patients receive from us. These services include therapy services (physical therapy, occupational therapy, speech-language pathology), home health aide and homemaker services, pharmaceuticals, medical supplies, short-term inpatient care and respite inpatient care, among other services.

     Surveys and Audits

      Hospice programs are subject to periodic survey by federal and state governmental authorities to ensure compliance with various licensing and certification requirements. Regulators conduct periodic surveys of hospice programs and provide reports containing statements of deficiencies for alleged failure to comply with various regulatory requirements. Survey reports and statements of deficiencies are common in the healthcare industry. In most cases, the hospice program and reviewing agency will agree upon the steps to be taken to bring the hospice into compliance with applicable regulatory requirements. In some cases, however, a state or federal agency may take a number of adverse actions against a facility, including:

•	the imposition of fines;

•	temporary suspension of admission of new patients to the hospice’s service;

•	in extreme circumstances, de-certification from participation in the Medicaid or Medicare programs; or

•	in extreme circumstances, revocation of the hospice’s license.

      From time to time we receive survey reports containing statements of deficiencies. We review these reports, prepare responses, work with the relevant regulator and take appropriate corrective action, if required. In June 2000, the Medicare provider agreement for our Odessa, Texas hospice program was terminated and we voluntarily surrendered our state hospice license for that program. In July 1999, our Las Vegas, Nevada hospice program was given a Medicare termination notice. We elected to voluntarily terminate our provider status for that program. We believe that each of our current hospice programs is in material compliance with Medicare and Medicaid certification requirements and state licensure requirements.

      Billing Audits/ Claims Reviews. Medicare fiscal intermediaries and other payors periodically conduct pre-payment or post-payment medical reviews or other audits of our claims. In order to conduct these reviews, the payor requests documentation from us and then reviews that documentation to determine compliance with applicable rules and regulations, including the eligibility of patients to receive hospice benefits, the appropriateness of the care provided to those patients, and the documentation of that care.

      Certificate/ Determination of Need Laws and Other Restrictions. Approximately 14 states continue to have certificate/determination of need laws that seek to limit the number or size of hospice care providers. These states require some form of state agency review or approval before a hospice may add new services or undertake significant capital expenditures. Approval under these certificate of need laws is generally conditioned on the showing of a demonstrable need for services in the community. In the future, we may seek to develop or acquire hospice programs in states having certificate of need laws. To the extent that state agencies require us to obtain a certificate of need or other similar approvals to expand services at our existing hospice programs or to make acquisitions or develop hospice programs in new or existing geographic markets, our plans could be adversely affected by a failure to obtain a certificate or approval.

      Limitations on For-Profit Ownership. A few states have laws that restrict the development and expansion of for-profit hospice programs. For example, Florida does not permit the operation of a hospice by a for-profit corporation unless it was operated in that capacity on or before July 1, 1978, although the law might permit us to purchase a grandfathered for-profit hospice and continue to operate it. New York law states that a hospice cannot be owned by a corporation that has another corporation as a stockholder. These types of additional state law restrictions could affect our ability to expand into New York or Florida, or other locations with similar restrictions.

      Limits on the Acquisition or Conversion of Non-Profit Health Care Corporations. An increasing number of states have enacted laws that restrict the ability of for-profit entities to acquire or otherwise assume the operations of a non-profit health care provider. Some states may require government review, public hearings, and/or government approval of transactions in which a for-profit entity proposes to purchase a non-profit healthcare facility or insurer. Heightened scrutiny of these transactions may significantly increase the costs associated with future acquisitions of non-profit hospice programs in some states, otherwise increase the difficulty in completing those acquisitions, or prevent them entirely. We cannot assure you that we will not encounter regulatory or governmental obstacles in connection with our acquisition of non-profit hospice programs in the future.

      Professional Licensure and Participation Agreements. Many of our employees are subject to federal and state laws and regulations governing the ethics and practice of their chosen profession, including physicians, physical, speech and occupational therapists, social workers, home health aides, pharmacists, and nurses. In addition, those professionals who are eligible to participate in the Medicare, Medicaid or other federal health care programs as individuals must not have been excluded from participation in those programs at any time.

     Overview of Government Payments — General

      Payments from Medicare and Medicaid are subject to legislative and regulatory changes as well as susceptible to budgetary pressures. Our revenues and profitability are therefore subject to the effect of those changes and to possible reductions in coverage or payment rates by private third-party payors. For the year ended December 31, 2000, 2001 and 2002 our net patient revenue attributable to Medicare and Medicaid payments was 92.1%, 98.9% and 96.6%, respectively. As a result, any changes in the regulatory, payment or enforcement landscape may significantly affect our operations.

     Overview of Government Payments — Medicare

      Medicare Eligibility Criteria. To receive Medicare payment for hospice services, the hospice medical director and, if the patient has one, the patient’s attending physician, must certify that the patient has a life expectancy of six months or less if the illness runs its normal course. This determination is made based on the physician’s clinical judgment. Due to the uncertainty of such prognoses, however, it is likely that some percentage of our patients will not die within six months of entering the hospice program. The Medicare program (among other third-party payors) recognizes that terminal illnesses often do not follow an entirely predictable course, and therefore, the hospice benefit remains available to beneficiaries so long as the hospice physician or the patient’s attending physician continues to certify that the patient’s life expectancy remains six months or less. Specifically, the Medicare hospice benefit provides for two initial 90-day benefit periods followed by an unlimited number of 60-day periods. A Medicare beneficiary may revoke his or her election of the Medicare hospice benefit at any time and resume receiving regular Medicare benefits. The patient may elect the hospice benefit again at a later date so long as he or she remains eligible.

      Levels of Care. Medicare pays for hospice services on a prospective payment system basis under which we receive an established payment for each day that we provide hospice services to a Medicare beneficiary, depending upon the level of service provided. These rates are then subject to annual adjustments for inflation and may also be adjusted based upon the location where the services are provided due to variability in labor costs — the greatest single expense for hospice programs. The rate we receive will vary depending on which of the following four levels of care is being provided to the beneficiary:

•	Routine Home Care. We are paid the routine home care rate for each day that a patient is in our program and is not receiving one of the other categories of hospice care or when a patient is receiving hospital care for a condition that is not related to his or her terminal illness. We are paid the same daily rate regardless of the volume or intensity of the services provided to the patient and his or her family or caregivers.

•	General Inpatient Care. General inpatient care is provided when a patient requires inpatient services for a short period for pain control or symptom management that typically cannot be provided in other settings. General inpatient care services must be provided in a Medicare or Medicaid certified hospital or long-term care facility or at a freestanding inpatient hospice facility with the required registered nurse staffing.

•	Continuous Home Care. Continuous home care is provided only during periods of crisis when a hospice patient requires predominantly nursing care to achieve palliation or management of acute medical problems while at home. Medicare requires that at least eight hours of services be provided (licensed nursing care must be provided for more than one half of the time) within a single day in order to qualify for reimbursement under the continuous home care provisions. While the Medicare published continuous home care rates are daily rates, Medicare actually pays for continuous home care services on an hourly basis. This hourly rate can be obtained by dividing the daily rate by 24.

•	Respite Care. Respite care permits a hospice patient to receive services on an inpatient basis for a short period of time in order to relieve the patient’s family or other caregivers from the demands of caring for the patient. We can receive payment for respite care provided to a patient for up to five consecutive days at a time on an occasional basis. Any additional consecutive days of respite care will be reimbursed at the routine home care rate.

      Program Limits on Hospice Care Payments. Medicare payments for hospice services are subject to two additional limits or “caps,” both of which are assessed on a provider-wide basis. The first of these two caps is commonly known as the “80-20” rule and applies only to Medicare inpatient services. Specifically, the 80-20 rule states that if the number of inpatient care days any of our hospice programs provides to Medicare beneficiaries exceeds 20.0% of the total days of hospice care it provides, those days in excess of the 20.0% figure may be reimbursed only at the routine home care rate. Compliance with the 80-20 rule is measured by examining all claims submitted by a hospice program between November 1 and the following October 31.

      None of our hospice programs has exceeded the cap on inpatient care services. However, we cannot assure you that one or more of our hospice programs will not exceed the inpatient cap in the future.

      Overall Medicare payments to our hospice programs are also subject to an annual per-beneficiary limitation or cap. This per-beneficiary cap amount is revised annually to account for inflation. For the twelve-month period ended October 31, 2002, the annual hospice benefit cap was $17,391. Medicare has not yet announced the per-beneficiary cap amount that will be effective for services performed during the twelve months ending October 31, 2003. Medicare may not announce the new cap amount until the third quarter 2003. Once announced, the new cap amount will become effective retroactively for all services performed since November 1, 2002. Compliance with the cap, however, is not determined on the basis of individual beneficiary experiences. Instead, compliance is measured by calculating the total Medicare payments received by a program for all Medicare hospice care beneficiaries between November 1 of each year and October 31 of the following year and comparing the result with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program during the relevant period.

      Between 1999 and 2001, five of our hospice programs exceeded the Medicare per-beneficiary cap amount. As a result, we were required to repay a portion of our payments to Medicare. As of the date of this report there has been no assessment made for any of our hospice programs for the 12-month period of November 1, 2001 and October 31, 2002. We actively monitor the per-beneficiary cap amount at each of our programs and implement corrective measures if necessary. We maintain what we believe are adequate reserves in the event that we exceed the cap in the future. We cannot assure you that one or more of our hospice programs will not exceed the cap amount in the future.

      Medicare Managed Care Programs. The Medicare program has entered into contracts with managed care companies to provide a managed care benefit to those Medicare beneficiaries who wish to participate in managed care programs, commonly referred to as Medicare HMOs, Medicare + Choice or Medicare risk products. We provide hospice care to Medicare beneficiaries who participate in these managed care programs. Our payments for services provided to Medicare beneficiaries enrolled in Medicare HMO programs are processed in the same way and at the same rates as those of Medicare beneficiaries who are not in Medicare HMOs. Under current Medicare policy, Medicare pays the hospice directly for services provided to Medicare HMO, Medicare + Choice or risk product patients and then reduces the standard per member per month payment that the managed care program receives.

      Adjustments to Payment Rates and Payment Methodology. In the last several years, there have been a number of adjustments to the base rates paid by Medicare for all four levels of hospice services. Specifically, the Balanced Budget Act of 1997 (“BBA of 1997”), Balanced Budget Refinement Act of 1999 (“BBRA of 1999”), and Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA 2000”), have all modified hospice payment rates in recent fiscal years. The Medicare fiscal year begins on October 1 of each year and runs through September 30 of the following year. The BBA of 1997 made several changes in Medicare coverage of and payment for hospice care services. One change tied payment rate increases for Medicare hospice services to the “market basket” inflation rate minus one percentage point for each of the Medicare fiscal years 1998 through 2002. In addition, the BBA of 1997 required us to begin filing annual cost reports with the Department of Health and Human Services effective in fiscal year 2000 for each of our hospice programs for informational purposes and to submit claims on the basis of the location where we furnished hospice services rather than the location of the hospice agency, as was previously allowed. The BBRA of 1999 increased the Medicare payment for hospice services by 0.5% for Medicare fiscal year 2001 and 0.75% for Medicare fiscal year 2002. Subsequently, effective April 1, 2001, BIPA 2000 increased the base Medicare daily payment rates for hospice care by another 5.0%. On October 1, 2001, the base Medicare payment rates for hospice care were again increased by approximately 3.2% over the base rates previously in effect. Most recently, the base Medicare payment rates were increased an additional 3.4%, effective October 1, 2002.

      It is possible that there will be further modifications to the rate structure under which Medicare certified hospice programs are currently paid. As part of BIPA 2000, Congress ordered MedPAC to conduct a review of Medicare beneficiaries’ access to and use of hospice care and to report their results and recommendations to Congress in June 2002. In its May 2002 report to Congress, MedPAC recommended that the Secretary for the Department of Health and Human Services review the adequacy of hospice payment rates to ensure that the rates are adequate given the realities of the costs associated with providing hospice services in today’s market, and further recommended that the Secretary consider the possibility of moving to a case-mix adjusted payment system or create a separate payment mechanism to deal with more costly outlier patients who present with unusually complex cases or cases requiring significantly more intensive services than most hospice patients.

      Sequential Billing. The Center for Medicare and Medicaid Services has implemented a process known as sequential billing that prevents hospice programs from billing a period of service for a patient before the prior billed period has been reimbursed. This billing process can negatively impact a hospice program’s cash flow when pre-payment audits or medical reviews are ongoing, or lost or incorrect bills are encountered.

     Overview of Government Payments — Medicaid

      Medicaid Coverage and Reimbursement. State Medicaid programs are another source of our net patient revenue. Medicaid is a state-administered program financed by state funds and matching federal funds to provide medical assistance to the indigent and certain other eligible persons. In 1986, hospice services became an optional state Medicaid benefit. For those states that elect to provide a hospice benefit, the care must be provided by a Medicare-certified hospice, and the scope of hospice services available must include at least all of the services provided under the Medicare hospice benefit. Most of those states providing a Medicaid hospice benefit pay us at rates equal to or greater than the rates provided under Medicare and calculated using the same methodology. States maintain flexibility to establish their own hospice election procedures and to limit the number and duration of benefit periods for which they will pay for hospice services.

      Nursing Home Residents. For our patients who receive nursing home care under state Medicaid programs in states other than Arizona, Oklahoma, Pennsylvania and South Carolina, the applicable Medicaid program pays us an amount equal to no more than 95.0% of the Medicaid per diem nursing home rate for “room and board” services furnished to the patient by the nursing home in addition to the applicable Medicare or Medicaid hospice per diem payment. Then, pursuant to our standard agreements with nursing homes, we pay the nursing home for these “room and board” services at a rate between 95.0% and 100.0% of the full Medicaid per diem room and board.

     Other Healthcare Regulations

      Federal and State Anti-Kickback Laws and Safe Harbor Provisions. The federal anti-kickback law makes it a felony to knowingly and willfully offer, pay, solicit or receive any form of remuneration in exchange for referring, recommending, arranging, purchasing, leasing or ordering items or services covered by a federal health care program including Medicare or Medicaid. The anti-kickback prohibitions apply regardless of whether the remuneration is provided directly or indirectly, in cash or in kind. Although the anti-kickback statute does not prohibit all financial transactions or relationships that providers of healthcare items or services may have with each other, interpretations of the law have been very broad. Under current law, courts and federal regulatory authorities have stated that this law is violated if even one purpose (as opposed to the sole or primary purpose) of the arrangement is to induce referrals.

      Violations of the anti-kickback law carry potentially severe penalties including imprisonment of up to five years, criminal fines of up to $25,000 per act, civil money penalties of up to $50,000 per act, and additional damages of up to three times the amounts claimed or remuneration offered or paid. Federal law also authorizes exclusion from the Medicare and Medicaid programs for violations of the anti-kickback statute.

      The Office of the Inspector General for the Department of Health and Human Services, or the OIG, has published numerous “safe harbors” that exempt some practices from enforcement action under the anti-kickback statute and related laws. These statutory and regulatory safe harbors protect various bona fide employment relationships, contracts for the rental of space or equipment, personal service arrangements, and management contracts, among other things, provided that certain conditions set forth in the statute or regulations are satisfied. The safe harbor regulations, however, do not comprehensively describe all lawful relationships between healthcare providers and referral sources, and the failure of an arrangement to satisfy all of the requirements of a particular safe harbor does not mean that the arrangement is unlawful. Failure to comply with the safe harbor provisions, however, may mean that the arrangement will be subject to scrutiny by the OIG. It is possible for us to request an advisory opinion from the OIG regarding an existing or proposed business arrangement and the possible anti-kickback concerns raised by that arrangement.

      Many states, including some states where we do business, have adopted similar prohibitions against payments that are intended to induce referrals of patients, regardless of the source of payment. Some of these state laws lack explicit “safe harbors” that may be available under federal law. Sanctions under these state anti-remuneration laws may include civil money penalties, license suspension or revocation, exclusion from Medicare or Medicaid, and criminal fines or imprisonment. Little precedent exists regarding the interpretation or enforcement of those statutes.

      We contract with a significant number of healthcare providers and practitioners, including physicians, hospitals and nursing homes, and arrange for these individuals or entities to provide services to our patients. In addition, we have contracts with other suppliers, including pharmacies, ambulance services and medical equipment companies. Some of these individuals or entities may refer, or be in a position to refer, patients to us, and we may refer, or be in a position to refer, patients to these individuals or entities. These arrangements may not qualify for a safe harbor. We believe that our contracts and arrangements with providers, practitioners and suppliers are not in violation of applicable anti-kickback or related laws. We cannot assure you, however, that these laws will ultimately be interpreted in a manner consistent with our practices.

      HIPAA Anti-Fraud Provisions. HIPAA includes several revisions to existing health care fraud laws by permitting the imposition of civil monetary penalties in cases involving violations of the anti-kickback statute or contracting with excluded providers. In addition, HIPAA created new statutes making it a federal felony to engage in fraud, theft, embezzlement, or the making of false statements with respect to healthcare benefit programs, which include private, as well as government programs. In addition, for the first time, federal enforcement officials have the ability to exclude from the Medicare and Medicaid programs any investors, officers and managing employees associated with business entities that have committed healthcare fraud, even if the investor, officer or employee had no actual knowledge of the fraud.

      OIG Fraud Alerts, Advisory Opinions and Other Program Guidance. In 1976, Congress established the OIG to, among other things, identify and eliminate fraud, abuse and waste in HHS programs. To identify and resolve such problems, the OIG conducts audits, investigations and inspections across the country and issues public pronouncements identifying practices that may be subject to heightened scrutiny. In the last several years, there have been a number of hospice related audits and reviews conducted. These reviews and recommendations have included the following:

•	better ensuring that Medicare hospice eligibility determinations are made in accordance with the Medicare regulations; and

•	revising the annual cap on hospice benefits to better reflect the cost of care provided.

      In 2002, the OIG specifically called for a review of hospice plans of care to examine the variance among hospice plans of care and the extent to which services are provided in accordance with plans of care, and to determine whether there should be uniform standards or minimum requirements for their completion. In addition, the OIG called for a review of payments for the care of hospice patients residing in nursing homes and the level of services they receive. We cannot predict what, if any changes may be implemented in coverage, reimbursement, or enforcement policies as a result of these OIG reviews and recommendations.

      In order to provide guidance to healthcare providers regarding various business practices and how to avoid scrutiny under the fraud and abuse statutes, the OIG occasionally issues targeted “fraud alerts” or “advisory bulletins” addressing specific practices in the industry that may be vulnerable to abuse. For example, in March 1998, the OIG issued a special fraud alert titled “Fraud and Abuse in Nursing Home Arrangements with Hospices.” This special fraud alert focused on payments received by nursing homes from hospice programs.

      Federal False Claims Acts. The federal law includes several criminal and civil false claims provisions, which provide that knowingly submitting claims for items or services that were not provided as represented may result in the imposition of multiple damages, administrative civil money penalties, criminal fines, imprisonment, and/or exclusion from participation in federally funded healthcare programs, including Medicare and Medicaid. In addition, the OIG may impose extensive and costly corporate integrity requirements upon a healthcare provider that is the subject of a false claims judgment or settlement. These requirements may include the creation of a formal compliance program, the appointment of a government monitor, and the imposition of annual reporting requirements and audits conducted by an independent review organization to monitor compliance with the terms of the agreement and relevant laws and regulations.

      The Civil False Claims Act prohibits the known filing of a false claim or the known use of false statements to obtain payments. Penalties for violations include fines ranging from $5,500 to $11,000, plus treble damages, for each claim filed. Provisions in the Civil False Claims Act also permit individuals to bring actions against individuals or businesses in the name of the government as so called “qui tam” relators. If a qui tam relator’s claim is successful, he or she is entitled to share in the government’s recovery.

      State False Claims Laws. At least 10 states and the District of Columbia, including Massachusetts, Nevada and Texas where we currently do business, have adopted state false claims laws that mirror to some degree the federal false claims laws. While these statutes vary in scope and effect, the penalties for violating these false claims laws include administrative, civil and/or criminal fines and penalties, imprisonment, and the imposition of multiple damages.

      The Stark Law and State Physician Self-Referral Laws. Section 1877 of the Social Security Act, commonly known as the “Stark Law,” prohibits physicians from referring Medicare or Medicaid patients for “designated health services” to entities in which they hold an ownership or investment interest or with whom they have a compensation arrangement, subject to a number of statutory or regulatory exceptions. Penalties for violating the Stark Law are severe, and include:

•	denial of payment;

•	civil monetary penalties of $15,000 per referral or $1,000,000 for “circumvention schemes;”

•	assessments equal to 200.0% of the dollar value of each such service provided; and

•	exclusion from the Medicare and Medicaid programs.

      Hospice care itself is not specifically listed as a designated health service, however, a number of the services that we provide including physical therapy, pharmacy services and certain infusion therapies are among the services identified as designated health services for purposes of the self-referral laws. We cannot assure you that future regulatory changes will not result in hospice services becoming subject to the Stark Law’s ownership, investment or compensation prohibitions in the future.

      Many states where we operate have laws similar to the Stark Law, but with broader effect because they apply regardless of the source of payment for care. Penalties similar to those listed above as well the loss of state licensure may be imposed in the event of a violation of these state self-referral laws. Little precedent exists regarding the interpretation or enforcement of these statutes.

      Civil Monetary Penalties. The Civil Monetary Penalties Statute state that civil penalties ranging between $10,000 and $50,000 per claim or act may be imposed on any person or entity that knowingly submits improperly filed claims for federal health benefits, or makes payments to induce a beneficiary or provider to reduce or limit the use of health care services or to use a particular provider or supplier. Civil monetary penalties may be imposed for violations of the anti-kickback statute and for the failure to return known overpayments, among other things.

      Prohibition on Employing or Contracting with Excluded Providers. The Social Security Act and federal regulations state that individuals or entities that have been convicted of a criminal offense related to the delivery of an item or service under the Medicare or Medicaid programs or that have been convicted, under state or federal law, of a criminal offense relating to neglect or abuse of residents in connection with the delivery of a healthcare item or service cannot participate in any federal health care programs, including Medicare and Medicaid. Additionally, individuals and entities convicted of fraud, that have had their licenses revoked or suspended, or that have failed to provide services of adequate quality also may be excluded from the Medicare and Medicaid programs. Federal regulations prohibit Medicare providers, including hospice programs, from submitting claims for items or services or their related costs if an excluded provider furnished those items or services. The OIG maintains a list of excluded persons and entities. Nonetheless, it is possible that we might unknowingly bill for services provided by an excluded person or entity with whom we contract. The penalty for contracting with an excluded provider may range from civil monetary penalties of $50,000 and damages of up to three times the amount of payment that was inappropriately received.

      Corporate Practice of Medicine and Fee Splitting. Most states have laws that restrict or prohibit anyone other than a licensed physician, including business entities such as corporations, from employing physicians and/or prohibit payments or fee-splitting arrangements between physicians and corporations or unlicensed individuals. Violations of corporate practice of medicine and fee-splitting laws vary from state to state, but may include civil or criminal penalties, the restructuring or termination of the business arrangements between the physician and unlicensed individual or business entity, or even the loss of the physician’s license to practice medicine. These laws vary widely from state to state both in scope and origin (e.g. statute, regulation, Attorney General opinion, court ruling, agency policy) and in most instances have been subject to only limited interpretation by the courts or regulatory bodies.

      We employ or contract with physicians to provide medical direction and patient care services to our patients. We have made efforts in those states where certain contracting or fee arrangements are restricted or prohibited to structure those arrangements in compliance with the applicable laws and regulations. Despite these efforts, however, we cannot assure you that agency officials charged with enforcing these laws will not interpret our contracts with employed or independent contractor physicians as violating the relevant laws or regulations. Future determinations or interpretations by individual states with corporate practice of medicine or fee splitting restrictions may force us to restructure our arrangements with physicians in those locations.

      Health Information Practices. Portions of HIPAA were intended to reduce administrative expenses and burdens associated with the transmission and use of electronic health records and claims for payment. While it is likely that these provisions may reduce costs in the long-term, we believe that they will bring about significant and, in some cases, costly changes in the short-term. HIPAA requires the United States Department of Health and Human Services to issue rules to define and implement standards for the following:

•	electronic transactions and code sets;

•	unique identifiers for providers, employers, health plans and individuals;

•	security and electronic signatures;

•	privacy; and

•	enforcement.

      To date, the United States Department of Health and Human Services has released three final rules mandating the use of new standards with respect to certain health care transactions and health information. The first rule establishes standard code sets to be used to complete common health care transactions, including:

•	health care claims information;

•	plan eligibility, referral certification and authorization;

•	claims status;

•	plan enrollment and disenrollment;

•	payment and remittance advice;

•	plan premium payments; and

•	coordination of benefits.

      The Department of Health and Human Services finalized these transaction and code set standards on August 17, 2000 and they became effective October 16, 2002. In compliance with the law, we requested a one-year extension of this compliance deadline and provided CMS with information regarding our strategy for implementing the requirements by October 16, 2003.

      The second set of rules, issued in final form on December 28, 2000, relates to the privacy of individually identifiable health information in whatever manner it is maintained (e.g. electronic, paper, oral) and the patient’s access to and control over health information. These standards require our compliance and the compliance of nearly all health care providers, plans and clearinghouses with rules governing the use and disclosure of protected health information for a wide range of purposes including treatment, payment, operations, fundraising, marketing and research. The rules also require us to enter into written agreements with any business associates to whom we disclose information, explaining the manner in which they are to maintain, use or disclose protected health information that they obtain from us.

      The privacy regulations became effective on April 14, 2001, with a compliance date of April 14, 2003. Proposed modifications to the privacy regulations were published in the Federal Register on March 27, 2002 and final regulations were issued on August 14, 2002.

      Sanctions for failing to comply with the HIPAA privacy rules could include civil monetary penalties of $100 per incident, up to a maximum of $25,000 per person, per year, per standard. The final rule also provides for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses, and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm.

      On August 12, 1998, the Department of Health and Human Services issued a proposed security rule establishing standards requiring affected entities like us to establish and maintain reasonable and appropriate administrative, technical and physical safeguards to ensure the integrity, confidentiality and availability of health information. These security regulations were modified and published in final form on February 20, 2003 we must be in compliance with these regulations no later than April 21, 2005.

Employees

      As of December 31, 2002, we had 1,475 full time employees and 494 part-time employees. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

Item 2.     Properties

      Our principal executive office is located in Scottsdale, Arizona. Although the lease for this facility does not expire until December 2006, we entered into an agreement with the landlord in January 2003 to terminate our lease in the second quarter of 2003. We have entered into a seven-year lease for a new principal executive office, which is located in Scottsdale, Arizona and we expect to relocate to this new office in the second quarter of 2003.

      As of December 31, 2002, we operated 38 hospice care programs, including one stand-alone inpatient facility and one hospital-based inpatient facility, serving patients in 14 states from leased program offices in 13 states. We believe that our properties are adequate for our current business needs. In addition, we believe that adequate space can be obtained to meet our foreseeable business needs. With the exception of our principal executive office leases, we have no material operating leases.

Item 3.     Legal Proceedings

      From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We and one of our former employees are currently defendants in an action initiated on February 5, 2003 in the United States District Court in the District of Nevada. The action, Bradeen et. al. v. Vista Hospice Care, Inc. and Edward Raymond Lowe, relates to a fatal motor vehicle accident involving a former employee. The plaintiffs in the action allege that the now former employee, while acting within the scope of his employment by us, negligently and recklessly caused a motor vehicle collision that resulted in the death of two people. The plaintiffs seek pecuniary and punitive damages in an unspecified amount. We have filed a motion to dismiss the plaintiffs’ claim for punitive damages. We maintained aggregate liability insurance of $4.0 million at the time of the accident. As of the date of this report, we are not aware of any other pending or threatened legal proceeding that we expect would have a material adverse effect on us.

Item 4.     Submission of Matters to a Vote of Security Holders

      In December 2002, prior to the closing of our initial public offering of common stock, we solicited written consents of our stockholders to approve the following:

•	an amendment to our certificate of incorporation effecting, among other things, a 1-for-2.5 reverse stock split of each class of our common stock, to become effective prior to our initial public offering;

•	a further amendment and restatement of our certificate of incorporation increasing the number of shares of our common stock authorized for issuance, authorizing blank-check preferred stock and providing that our Board of Directors would be divided into three classes, each serving three-year staggered terms;

•	an amendment and restatement of our By-laws to provide for broader indemnification for our directors and officers and to prohibit stockholder actions by written consent;

•	amendments to our stockholder and voting agreements to ensure that they would terminate upon the closing of our initial public offering;

•	an amendment to the VistaCare, Inc. 1998 Stock Option Plan increasing the number of shares reserved for issuance upon the exercise of stock options granted under the plan;

•	the VistaCare, Inc. 2002 Employee Stock Purchase Plan;

•	the VistaCare, Inc. 2002 Non-Employee Director Stock Option Plan;

•	ratification of the selection by our board of directors of the firm of Ernst & Young LLP as our independent auditors for 2002; and

•	the prior election/ appointment of the following persons as directors:

        Richard R. Slager

        Barry M. Smith
        Perry G. Fine, MD
        William McBride
        David A. Freeman
        Peter A. Klisares
        Ronald A. Matricaria

Holders of an aggregate of 8,449,427 shares of our common stock voted in favor of all of the matters described above.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below is information concerning our executive officers and including their ages as of December 31, 2002.

Name	Age	Position

Barry M. Smith	49	Chairman of the Board of Directors
Richard R. Slager	48	President and Chief Executive Officer, Director
Mark E. Liebner	50	Chief Financial Officer
Perry G. Fine, M.D	50	National Medical Director, Director
Carla Davis Hughes	31	Senior Vice President of Operations
Stephen Lewis	56	Senior Vice President and General Counsel

      Barry M. Smith co-founded VistaCare in July 1995. In January 1996, Mr. Smith was appointed to serve as our President, Chief Executive Officer and as the Chairman of our board of directors. In May 2001, Mr. Smith resigned as our President and Chief Executive officer and is less involved in our operations on a day-to-day basis, but remains the Chairman of our board of directors. From June 1990 until January 1996, he served as Chief Executive Officer and Chairman of the board of directors of ValueRx, Inc. a pharmacy benefits manager. He was Vice President of Operations for PCS Health Systems Inc., a prescription benefit management company, from May 1988 to June 1990. From July 1981 until May 1988, Mr. Smith served in a variety of management positions in the Medical Products, Renal Care and Prescription Drug divisions of Baxter Healthcare Corporation. Mr. Smith currently serves on the board of directors of Inpatient Consultants, Inc., a company focused on delivering patient care in acute care hospitals.

      Richard R. Slager has served as our President and Chief Executive Officer and as a member of our board of directors since May 2001. From June 1999 until May 2001, he was Chairman of the board of directors and Chief Executive Officer of SilverAge LLC, an online monitoring and interactive technical company for seniors. In May 1989, Mr. Slager founded Karrington Health, Inc., an assisted living provider, and he served as Chairman of the board of directors and Chief Executive Officer of Karrington Health, Inc. until June 1999.

      Mark E. Liebner has served as our Chief Financial Officer since April 2002. From March 2000 until April 2002, he served as Managing Director of Searchlight Partners LLC, a corporate advisory services firm. From October 1991 until March 2000, Mr. Liebner served as Chief Financial Officer of Rural Metro Corporation, a publicly traded provider of healthcare transportation services. From July 1998 until September 1991, Mr. Liebner served as Vice President in the healthcare investment banking group of Van Kampen Merritt in Philadelphia, PA.

      Perry G. Fine, M.D. has served as our National Medical Director since June 1996 and as a member of our board of directors since September 2001. Dr. Fine is currently a Professor of Anesthesiology in the School of Medicine at the University of Utah, a post he has held since July 1985. Dr. Fine has extensive clinical, educational, research and public policy experience dating back to the inception of the Medicare hospice benefit. He is a founding member of the American Academy of Hospice and Palliative Medicine. Dr. Fine serves on the board of directors of the Partnership for Caring, the vanguard advocacy organization to improve end-of-life care, and he is Chairman of the ethics committee for the National Hospice and Palliative Care Organization.

      Carla Davis Hughes has served as our Senior Vice President of Operations since May 2002. From December 1998 until May 2002, Ms. Davis held several senior operational positions at VistaCare including Program Director, Southeastern Area Director, Atlantic Coast Regional Director and Eastern Regional Vice President of Operations. From June 1996 until June 1998, Ms. Davis served as the East Coast Development Manager for Vencor Hospice Programs, a national hospice program. From January 1994 until June 1996, Ms. Davis served as a Provider Education Consultant for Palmetto GBA, a Medicare fiscal intermediary for hospice and home health providers.

      Stephen Lewis has served as one of our Senior Vice Presidents since May 2002 and as our General Counsel since November 2001. From December 1999 until November 2001, he served as Assistant Director, Office of General Services of the Ohio Department of Insurance. From August 1993 until June 1999, Mr. Lewis served as Vice President of Development and General Counsel for Karrington Health, Inc., a publicly traded assisted living provider. From August 1986 until December 1992, he served as Vice President and General Counsel of VOCA Corporation, a developer and operator of residential facilities for persons with mental retardation and developmental disabilities. From November 1974 until August 1986, Mr. Lewis was a practicing attorney with the law firm of Topper, Alloway, Goodman, Deleone & Duffy, which merged with Benesch, Friedlander, Coplan & Aronoff in January 1986.

      Our executive officers are elected by our Board of Directors on an annual basis and serve until the next annual meeting of our Board of Directors and until their successors have been duly elected and qualified. There are no family relationships among any of our executive officers and directors.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

Market for Our Common Stock

      Our Class A Common Stock, $0.01 par value per share, which we refer to as our common stock, has been quoted on the Nasdaq National Market under the symbol “VSTA” since December 18, 2002. Prior to that time there was no public market for our common stock. As of March 26, 2003, there were approximately 69 record holders of our common stock and the closing sale price of our common stock as reported on the Nasdaq National Market was $16.48 per share. The following table sets forth the high and low sales prices per share of our common stock for the period indicated, as reported on the Nasdaq National Market:

	High	Low

Fourth Quarter (December 18, 2002 – December 31, 2002)	$16.82	$13.00

Dividends

      We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. We are prohibited under our credit facility from paying any dividends if there is a default under the facility or if the payment of any dividends would result in default. We currently intend to retain future earnings, if any, to fund the expansion of our business.

Recent Sales of Unregistered Securities

      The following information relates to all securities issued or sold by VistaCare during 2002 and not registered under the Securities Act of 1933:

Between February 28, 2002 and November 11, 2002, we issued stock options to various employees and directors to purchase an aggregate of 872,840 shares of common stock at exercise prices ranging from $3.75 to $12.50 per share. The employees and directors paid no separate consideration for the options.

On February 17, 2002, we sold 2,000 shares of our common stock to Harmon Killebrew, a consultant, for a purchase price of $1.68 per share, for an aggregate purchase price of $3,350, upon the exercise of outstanding stock options.

On May 31, 2002, we sold 20,000 shares of our common stock to William J. McBride, a member of our Board of Directors, for a purchase price of $1.68 per share, for an aggregate purchase price of $33,500 upon the exercise of outstanding stock options.

On May 31, 2002, we sold 10,000 shares of our common stock to William J. McBride, a member of our Board of Directors, for a purchase price of $3.75 per share, for an aggregate purchase price of $37,500, upon the exercise of outstanding stock options.

On July 20, 2002, we sold 6,400 shares of our common stock to Gregory Watanabe, a former employee, for a purchase price of $3.75 per share, for an aggregate purchase price of $24,000, upon the exercise of outstanding stock options.

On July 30, 2002, we sold 10,000 shares of our common stock to Pete A. Klisares, a member of our Board of Directors, for a purchase price of $3.75 per share, for an aggregate purchase price of $37,500, upon the exercise of outstanding stock options.

On August 30, 2002, we sold 6,520 shares of our common stock to Patricia Schrock, one of our employees, for a purchase price of $3.75 per share, for an aggregate purchase price of $24,450, upon the exercise of outstanding stock options.

On September 11, 2002, Banc of America Commercial Finance Corporation, or Banc of America, exercised in full a warrant that we issued on July 14, 1999 to Banc of America’s predecessor, Nations Credit Commercial Corporation, for 200,000 shares of our Class B Common Stock at an exercise price of $0.025 per share, for an aggregate exercise price of $5,000. Banc of America subsequently converted 141,904 shares of our Class B Common Stock issued upon exercise of the warrant into an equal number of shares of our common stock.

On October 3, 2002, we sold 2,400 shares of our common stock to Renee Berryman, a former employee, for a purchase price of $3.75 per share, for an aggregate purchase price of $9,000, upon the exercise of outstanding stock options.

On November 29, 2002, we sold 20,000 shares of common stock to Phil Arnold, a former employee, for a purchase price of $3.75 per share, for an aggregate purchase price of $75,000, upon the exercise of outstanding stock options.

      Each of the transactions described above was conducted in reliance upon the exemptions from registration provided in Rule 701 promulgated under Section 3(b) of the Securities Act or Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

Use of Proceeds from Initial Public Offering

      On December 23, 2002, we completed our initial public offering of common stock. We sold 4.5 million shares and selling stockholders sold 2.4 million shares at an offering price of $12.00 per share. The shares were registered under the Securities Act on a registration statement on Form S-1 (Registration No. 333-98033). The registration statement was declared effective by the Securities and Exchange Commission on December 17, 2002. Managing underwriters for the offering were Lehman Brothers, Inc., SG Cowen Securities Corporation, William Blair & Company, L.L.C. and Jefferies & Company, Inc.

      We received gross proceeds of $54.0 million from the offering. The following table sets forth the fees and expenses we incurred in connection with the offering.

Underwriting discounts and commissions	$3,780,000
Expenses paid to or for underwriters	50,000
Other Expenses	2,028,000

Total	$5,858,000

      The amounts set forth above are reasonable estimates rather than actual amounts. After deducting the foregoing expenses, our net proceeds were approximately $48.1 million.

      Between December 18, 2002 and December 31, 2002, we used approximately $4.2 million of the net proceeds of our offering for working capital purposes, we invested $32.6 million in a money market account and we used $11.0 million to repay outstanding indebtedness under our credit facility. In addition, we used $0.3 million of the net proceeds to redeem all of the shares of our Series A-2 Preferred Stock that were outstanding prior to the offering, which shares were held by Barry M. Smith, the Chairman of our Board of Directors, and William J. McBride, a member of our Board of Directors.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

      The selected financial data set forth below should be read in conjunction with our consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, appearing elsewhere in this report. The statement of operations data for the years ended December 31, 1998 and 1999 and the balance sheet data as of December 31, 1999 are derived from our audited financial statements not included in this report. The statement of operations data for the years ended December 31, 2000, 2001 and 2002 and the balance sheet data as of December 31, 2001 and 2002 are derived from our audited financial statements included elsewhere in this report. The historical results of operations are not necessarily indicative of the operating results to be expected in the future.

	Year Ended December 31,

	1998	1999	2000	2001	2002

	(Dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Net patient revenue	$39,697	$78,768	$81,595	$91,362	$132,947
Operating expenses:
Patient care	26,845	50,693	55,256	63,950	79,752
General and administrative (exclusive of stock-based compensation charges below)	17,104	25,500	23,541	30,666	42,535
Depreciation and amortization	992	1,677	1,797	1,990	1,349
Restructuring costs	2,539	—	—	—	—
Stock-based compensation	—	—	—	50	427

Total operating expenses	47,480	77,870	80,594	96,656	124,063

Operating (loss) income	(7,783)	898	1,001	(5,294)	8,884
Non-operating income (expense):
Interest income	298	69	202	52	25
Interest expense	(686)	(1,542)	(1,497)	(1,157)	(935)
Other expense	(155)	(202)	(8)	(163)	(137)

Net (loss) income before income taxes	(8,326)	(777)	(302)	(6,562)	7,837
Income tax expense	—	68	81	150	281

Net (loss) income	(8,326)	(845)	(383)	(6,712)	7,556
Accrued preferred stock dividends(1)	(1,797)	(2,879)	(3,482)	(3,839)	(4,052)

Net (loss) income to common stockholders	$(10,123)	$(3,724)	$(3,865)	$(10,551)	$3,504

Net (loss) income per common share:
Basic	$(2.67)	$(0.98)	$(0.76)	$(2.07)	$0.63

Diluted	$(2.67)	$(0.98)	$(0.76)	$(2.07)	$0.52

Weighted average shares outstanding:
Basic	3,782,000	3,798,000	5,098,000	5,098,000	5,580,000

Diluted	3,782,000	3,798,000	5,098,000	5,098,000	6,776,000

	Year Ended December 31,

	2000	2001	2002

	(Dollars in thousands)
Operating Data:
Number of hospice programs(2)	38	38	38
Admissions(3)	9,455	10,330	12,745
Days of care(4)	823,885	948,001	1,227,787
Average daily census(5)	2,251	2,597	3,364
Other Data:
Adjusted EBITDA(6)	$2,790	$(3,417)	$10,523
Net cash provided by operating activities	$2,080	$3,164	$6,142
Net cash used in investing activities	$(2,266)	$(2,051)	$(6,008)
Net cash (used in) provided by financing activities	$(2,190)	$(2,277)	$37,587

	As of December 31,

	1998	1999	2000	2001	2002

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,792	$4,923	$2,547	$1,383	$39,104
Working capital	9,141	9,933	6,548	(1,261)	41,502
Total assets	44,926	49,343	46,019	40,997	94,943
Redeemable (non-convertible and convertible) preferred stock(1)	32,099	38,228	41,710	45,249	—
Capital lease obligations, including current portion	—	—	—	250	176
Long-term debt, including current portion	14,600	13,487	11,955	10,131	250
Accumulated deficit(1)	(14,881)	(18,605)	(22,470)	(33,021)	(29,517)
Total stockholders’ (deficit) equity	(14,787)	(17,215)	(21,587)	(32,088)	69,247

(1)	Reflects accrued dividends on the Series B Preferred Stock, Series C Preferred Stock and the Series D Preferred Stock at the rate of 10% per annum, compounded semi-annually. The preferred stock converted into common stock upon the closing of our initial public offering, and the accrued preferred stock dividends, which are not payable in the event of a conversion into common stock, were reclassified as additional paid-in-capital.

(2)	Number of hospice programs at end of period.

(3)	Represents the total number of patients admitted into our hospice programs during the period.

(4)	Represents the total days of care provided to our patients during the period.

(5)	Represents the average number of patients for whom we provided hospice care each day during the period and is computed by dividing days of care by the number of days during the period.

(6)	Adjusted EBITDA consists of net (loss) income before accrued preferred stock dividends, excluding net interest, taxes, depreciation and amortization and stock-based compensation charges. We present adjusted EBITDA to enhance the understanding of our operating results. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles. Items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA is a key measure we use to evaluate our operations. In addition, we provide our adjusted EBITDA because we believe that investors and securities analysts will find adjusted EBITDA to be a useful measure for evaluating our cash flows from operations, for comparing our operating performance with that of similar companies that have different capital structures and for evaluating our ability to meet our future debt service, capital expenditures and working capital requirements. Adjusted EBITDA should not be considered in isolation or as an alternative to net (loss) income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because adjusted

EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted EBITDA as presented may not be comparable to other similarly titled measures of performance of other companies. For a reconciliation of net (loss) income to adjusted EBITDA, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Adjusted EBITDA”.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We are a leading provider of hospice services in the United States. We began operations in November 1995. Through the development of new programs and two significant acquisitions in 1998, we now provide service through 38 hospice programs serving patients in 14 states. Since our 1998 acquisitions, we have more than doubled our patient census primarily as a result of same-store growth. Our patient census at December 31, 2002 was approximately 3,932 patients. In 2002, our net patient revenue was $132.9 million, which represents a 45.5% increase over our 2001 net patient revenue of $91.4 million. For the year ended December 31, 2002, we recorded net income before accrued preferred stock dividends of $7.6 million, as compared to a net loss before accrued preferred stock dividends of $6.7 million for the year ended December 31, 2001.

      On December 23, 2002, we completed our initial public offering of common stock. We sold 4.5 million shares at an offering price of $12.00 per share. We received net proceeds of approximately $48.1 million after deducting the underwriting discount and offering expenses. Use of the offering proceeds included repayment of $11.0 million outstanding principal and accrued interest on our credit facility and $0.3 million to redeem all of the shares of our Series A-2 Preferred Stock that were outstanding prior to the offering.

Net Patient Revenue

      Net patient revenue is the amount we believe we are entitled to collect for our services, adjusted as described below. The amount we believe we are entitled to collect for our services varies depending on the level of care provided, the payor and the geographic area where the services are rendered. Net patient revenue includes adjustments for:

•	estimated payment denials and contractual adjustments;

•	patients who do not have insurance coverage and who are deemed financially in need of charity care;

•	amounts we estimate we could be required to repay to Medicare, such as amounts that we would be required to repay if any of our programs exceed the annual per-beneficiary cap, as described below under “Critical Accounting Policies and Significant Estimates — Potential Adjustments to Net Patient Revenue for Exceeding the Medicare Per-Beneficiary Cap”; and

•	subsequent changes to initial level of care determinations.

      We adjust our estimates from time to time based on our billing and collection experience. Only after a patient’s hospice eligibility has been determined, a payment source has been identified and services have been provided do we recognize net patient revenue for services that we provide to that patient.

      We derive net patient revenue from billings to Medicare, Medicaid, private insurers, managed care providers, patients and others. We operate under arrangements with those payors pursuant to which they reimburse us for services we provide to hospice eligible patients they cover, subject only to our submission of adequate and timely claim documentation. Our patient intake process screens patients for hospice eligibility and identifies whether their care will be covered by Medicare, Medicaid, private insurance, managed care or self-pay. Medicare reimbursements account for the majority of our net patient revenue. Our net patient revenue is determined primarily by the number of billable patient days, the level of care provided and reimbursement rates. The number of billable patient days is a function of the number of patients admitted to our programs and the number of days that those patients remain in our care (length of stay). Our average length of stay was approximately 79 days in 2000, 84 days in 2001 and 86 days in 2002. We believe that our average length of stay has steadily increased over these periods due to several factors. First, our percentage of non-cancer patients has been increasing and those patients have a higher average length of stay than cancer patients because their rate of decline is generally slower after hospice services commence. Second, we believe that our open access philosophy and our efforts to educate referral sources about hospice care is encouraging earlier transfers of patients to hospice care. Finally, a significant amount of our growth in recent periods has been in rural markets where access to intensive care hospitals or other alternative sites for hospice-eligible patients is more difficult.

      The table below sets forth the percentage of our net patient revenue in 2000, 2001 and 2002 derived from Medicare, Medicaid, private insurers and managed care payors.

	Year Ended
	December 31,

	2000	2001	2002

Medicare	89.6%	97.4%	93.4%
Medicaid	2.5%	1.5%	3.2%
Private insurers and managed care	7.9%	1.1%	3.4%

      Medicare, Medicaid and most private insurers and managed care providers pay for hospice care at a daily or hourly rate that varies depending on the level of care provided. For a discussion of those levels of care established by Medicare and the current applicable Medicare reimbursement rates, see “Business — Overview of the Hospice Care Industry — Funding Hospice Care: Medicare, Medicaid and other Sources” and “Business — Government Regulation — Overview of Government Payments — Medicare.” The table below sets forth the percentage of our net patient revenue generated under each of the four Medicare levels of care for the periods indicated:

	Year Ended
	December 31,

Level of Care	2000	2001	2002

Routine Home Care	90.6%	92.6%	93.9%
General Inpatient Care	8.9%	7.1%	5.7%
Continuous Home Care	0.3%	0.1%	0.2%
Respite Inpatient Care	0.2%	0.2%	0.2%

      Typically, each October, Medicare adjusts its base hospice care reimbursement rates for the following year based on inflation and other economic factors. Effective October 1, 2000, the Medicare base rates were increased 2.9% over the base rates then in effect. Such rates were further increased by 5.0% effective April 1, 2001, 3.2% effective October 1, 2001 and 3.4% effective October 1, 2002. These increases have favorably impacted our net patient revenue. Medicare’s base rates are subject to regional adjustments based on local wage levels. These regional adjustments are not necessarily proportional to adjustments in the base rates.

      Medicaid reimbursement rates and hospice care coverage rates for private insurers and managed care plans tend to approximate Medicare rates.

      Because we generally receive fixed payments for our hospice care services based on the level of care provided to our hospice patients, we are at risk for the cost of services provided to our hospice patients. We cannot assure that Medicare and Medicaid will continue to pay for hospice care in the same manner or in the same amount that they currently do. Reductions in amounts paid by government programs for our services or changes in methods or regulations governing payments, which would likely result in similar changes by private third-party payors, could adversely affect our net patient revenue and profitability.

Expenses

      We recognize expenses as incurred. Our primary expenses include those we classify as either patient care expenses or general and administrative expenses.

      Patient care expenses consist primarily of salaries, benefits, payroll taxes and travel costs associated with our hospice care providers. Patient care expenses also include the cost of pharmaceuticals, durable medical equipment, medical supplies, inpatient arrangements, nursing home costs, net, and purchased services such as ambulance, infusion and radiology. We incur inpatient facility costs primarily through per diem lease arrangements with hospitals and skilled nursing facilities where we provide our services. We also operate a 12-bed, stand-alone inpatient hospice facility and a 10-bed, hospital-based inpatient facility. Patient length of stay impacts our patient care expenses as a percentage of net patient revenue. Patient care expenses are generally higher during the initial and latter days of care. In the initial days of care, expenses tend to be higher because of the initial purchases of pharmaceuticals, medical equipment and supplies and the administrative costs of determining the patient’s hospice eligibility, registering the patient and organizing the plan of care. In the latter days of care, expenses tend to be higher because patients generally require more services, such as pharmaceuticals and nursing care, due to their deteriorating medical condition. Accordingly, if lengths of stay decline, those higher costs are spread over fewer days of care, which increases patient care expenses as a percentage of net patient revenue and negatively impacts profitability. Patient care expenses are also impacted by the geographic concentration of patients. Labor expenses, which represent the single largest category of patient care expenses, tend to be less if patients are geographically concentrated and hospice care providers are required to spend less time traveling and can care for more patients.

      For our patients who receive nursing home care under state Medicaid programs in states other than Arizona, Oklahoma, Pennsylvania and South Carolina, the applicable Medicaid program pays us an amount equal to no more than 95% of the Medicaid per diem nursing home rate for room and board services furnished to the patient by the nursing home in addition to the Medicare or Medicaid routine home care per diem payment. We pay the nursing home for these room and board services at a rate between 95% and 100% of the full Medicaid per diem nursing home rate, depending on the terms of the contract between us and the nursing home. We include the difference between the amount we pay the nursing home and the amount we receive from Medicaid in patient care expenses. We refer to this difference as “nursing home costs, net”. Our nursing home costs, net, were $0.6 million in 2000, $1.0 million in 2001 and $1.3 million in 2002, respectively.

      General and administrative expenses primarily include salaries, payroll taxes, benefits and travel costs associated with our staff that is not directly involved with patient care, bonuses for all employees, marketing, office leases, and professional services.

Stock-Based Compensation

      Certain employee stock options which we granted in 2001 and 2002 have resulted in and will continue to result in stock-based compensation charges. In accordance with Accounting Principles Board Opinion No. 25 and related interpretations, if an employee stock option is granted with an exercise price which is less than the deemed fair value of the underlying stock, the difference is treated as a compensation charge that must be recognized ratably over the vesting period for the option. As a result of employee option grants made in 2001 and 2002 with exercise prices determined to be less than the deemed fair value of our common stock on the respective grant dates, we recognized stock-based compensation expense of $50,000 in 2001 and $418,000 in 2002. In addition, a stock option granted to our Chief Executive Officer in November 2002 was subject to variable accounting due to the vesting provisions contained in the option and resulted in $9,000 of stock-based compensation expense in 2002. As of December 31, 2002, we had accrued a total of $2.6 million of deferred stock-based compensation relating to the foregoing options, of which $1.2 million related to the option grant to our Chief Executive Officer. In February 2003, the vesting on the option granted to our Chief Executive Officer was accelerated in full resulting in $1.1 million of compensation expense which will be recognized in the first quarter of 2003.

Capitalized Software Development Costs

      We have capitalized certain internal costs related to the development of software used in our business. We capitalize all qualifying internal costs incurred during the application development stage. Costs incurred during the preliminary project stage and post-implementation/operation stage are expensed as incurred. As of December 31, 2001 and 2002, we had total capitalized software development costs, net of amortization, of approximately $3.5 and $4.0 million, respectively. We amortize the capitalized software development costs related to particular software over a three-year period commencing when that software is substantially complete and ready for its intended use.

Goodwill

      Goodwill from our 1998 and 2002 acquisitions, net of accumulated amortization, was $20.6 million as of December 31, 2002. Prior to 2002, we were amortizing the goodwill from our 1998 acquisitions over 30 years. New rules issued by the Financial Accounting Standards Board, effective for 2002, require that we no longer amortize goodwill. These rules require that we analyze our goodwill for impairment annually, or more often if events or circumstances arise that indicate that the carrying value of our goodwill exceeds its fair market value. We applied these rules beginning January 1, 2002. Application of the non-amortization provisions of the new rules in 2001 would have resulted in a decrease in amortization expense of $0.7 million. We have concluded that no basis for impairment of our goodwill existed as of December 31, 2002.

Adjusted EBITDA

      Adjusted EBITDA consists of net (loss) income before accrued preferred stock dividends, excluding net interest, taxes, depreciation and amortization and stock-based compensation charges. We present adjusted EBITDA to enhance the understanding of our operating results. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles. Items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA is a key measure we use to evaluate our operations. In addition, we provide our adjusted EBITDA because we believe that investors and securities analysts will find adjusted EBITDA to be a useful measure for evaluating our cash flows from operations, for comparing our operating performance with that of similar companies that have different capital structures and for evaluating our ability to meet our future debt service, capital expenditures and working capital requirements. Adjusted EBITDA should not be considered in isolation or as an alternative to net (loss) income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted EBITDA as presented may not be comparable to other similarly titled measures of performance of other companies.

      The following table reconciles our net (loss) income before accrued preferred stock dividends to adjusted EBITDA and also shows cash flows from operating, investing and financing activities for the periods indicated:

	Year Ended December 31,

	2000	2001	2002

	(In thousands)
Net (loss) income before accrued preferred stock dividends	$(383)	$(6,712)	$7,556
Add:
Interest income	(202)	(52)	(25)
Interest expense	1,497	1,157	935
Income tax expense	81	150	281
Depreciation and amortization	1,797	1,990	1,349
Stock-based compensation	—	50	427

Adjusted EBITDA	$2,790	$(3,417)	$10,523

Net cash provided by operating activities	$2,080	$3,164	$6,142
Net cash used in investing activities	$(2,266)	$(2,051)	$(6,008)
Net cash (used in) provided by financing activities	$(2,190)	$(2,277)	$37,587

Critical Accounting Policies and Significant Estimates

      To understand our financial position and results of operations, you should read carefully the description of our significant accounting policies set forth in “Part 3 — Item 8 Financial Statements and Supplementary

Data — Notes To Consolidated Financial Statements — Note 1” of this report. You should also be aware that application of our significant accounting policies requires that we make certain judgments and estimates, which are subject to an inherent degree of uncertainty.

     Adjustments to Net Patient Revenue for Estimated Payment Denials

      Approximately 97% of our net patient revenue is derived from Medicare and Medicaid programs. The balance of our net patient revenue is derived primarily from private insurers and managed care programs. We operate under arrangements with these payors pursuant to which they reimburse us for services we provide to hospice-eligible patients they cover, subject only to our submission of adequate and timely claim documentation. In some cases, these payors deny our claims for reimbursement for reasons such as:

•	our claim documentation is incomplete or contains incorrect patient information;

•	the payor deems the patient ineligible for insurance coverage; or

•	we have failed to provide timely written physician certifications as to patient eligibility.

      We adjust our net patient revenue to the extent we estimate these payors will deny our claims. This estimate is subject to change based on information we receive or data we compile concerning factors such as:

•	our experience of claim denials by payor class;

•	the strength and reliability of our billing practices; and

•	changes in the regulatory environment.

Adjustments to Net Patient Revenue for Exceeding the Medicare Per-Beneficiary Cap

      Each of our hospice programs is subject to the annual Medicare per-beneficiary cap, as more fully described in Part I, Item 1 of this report under the caption entitled “Business — Government Regulation — Overview of Government Payments — Medicare”. In effect, the per-beneficiary cap imposes a limit on the amount of payments per beneficiary that we can receive from Medicare during the twelve-month period between November 1 of one year and October 31 of the following year. To determine whether we have exceeded the per-beneficiary cap at any of our programs, Medicare first multiplies the number of Medicare hospice beneficiaries in that program who have elected Medicare hospice coverage for the first time in that twelve-month period by the annual per-beneficiary cap amount. If actual Medicare reimbursements to that program exceed that amount, Medicare requires that we repay the difference to Medicare.

      We actively monitor each of our programs to determine whether they are likely to exceed the Medicare per-beneficiary cap. If we determine that a program is likely to exceed the cap, we attempt to institute corrective action, such as a change in patient mix. However, to the extent we believe our corrective action will not be successful, we estimate the amount that we could be required to repay to Medicare and accrue that amount as a reduction to net patient revenue. Factors that impact our estimate include:

•	timing of billing by us and payment by Medicare;

•	our success in implementing corrective measures; and

•	possible enrollment of beneficiaries in our programs who, without our knowledge, may have previously elected Medicare hospice coverage through another hospice provider.

      We recorded reductions to net patient revenue of $1.0 million, $1.1 million and $0.9 million for years ended December 31, 2000, 2001 and 2002, respectively, for exceeding the per-beneficiary cap in those years. As of the date of this report, we had not been assessed for exceeding the per-beneficiary cap for the assessment periods that began on November 1, 2001 and November 1, 2002. We believe that our reserves at December 31, 2002 for this potential liability was adequate.

Goodwill Impairment

      On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which requires that we conduct a review to determine whether the carrying value of the goodwill associated with our acquired businesses exceeds its fair market value. We are required to conduct such a review annually, or more often if events or circumstances arise that indicate the fair market value of such goodwill may have materially declined. Such events or circumstances could include:

•	significant under-performance of our acquired businesses relative to historical or projected operating results;

•	significant negative industry trends; or

•	significant changes in regulations governing hospice reimbursements from Medicare and state Medicaid programs.

To determine the fair market value of our goodwill, we make estimates regarding future cash flows and the potential sale and liquidation values of our acquired businesses.

      In the event we determine that the value of our goodwill has become impaired, we are required to write down the value of the goodwill to its fair market value on our balance sheets and to reflect the extent of the impairment as an expense on our statements of operations. We have determined that no impairment of goodwill existed as of December 31, 2002.

     Income Taxes and Deferred Tax Assets

      As of December 31, 2002, we had net operating tax loss carryforwards to offset future taxable income of approximately $2.4 million. These carryforwards begin to expire in 2011 for federal income tax purposes and began to expire in 2002 for state income tax purposes. Future utilization of our net operating tax loss carryforwards may be limited under Internal Revenue Code Section 382 based upon changes in ownership that may occur in the future. We had net deferred tax assets of $6.1 million as of December 31, 2002, of which approximately $2.4 million related to net operating tax loss carryforwards, which were partially offset by a valuation allowance of $3.9 million and further by net deferred tax liabilities of $2.2 million. We recorded a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized based upon our recent operating results. At present, we intend to recognize the benefits as the net operating tax loss carryforwards are utilized in the future. However, we will continue to evaluate the necessity of maintaining the valuation allowance based upon current and future profitable operating results.

Results of Operations

      The following table sets forth selected consolidated financial information as a percentage of net patient revenue for the periods indicated:

	Year Ended
	December 31,

	2000	2001	2002

Net patient revenue	100%	100%	100%
Operating Expenses:
Patient care:
Salaries, benefits and payroll taxes	40.7%	44.3%	39.6%
Pharmaceuticals	7.9%	8.0%	5.9%
Durable medical equipment and supplies	5.3%	5.7%	4.9%
Other (including inpatient arrangements, nursing home costs, net, purchased services and travel)	13.8%	12.0%	9.6%

Total	67.7%	70.0%	60.0%

General and administrative (exclusive of stock-based compensation charges reported below):
Salaries, benefits and payroll taxes	15.6%	18.1%	16.1%
Office leases	2.9%	3.0%	2.4%
Other (including severance, travel, marketing and charitable contributions)	10.4%	12.5%	13.5%

Total	28.9%	33.6%	32.0%

Depreciation and amortization	2.2%	2.2%	1.0%
Stock-based compensation	0.0%	0.0%	0.3%
Operating (loss) income	1.2%	(5.8)%	6.7%
Non-operating income (expense)	(1.6)%	(1.4)%	(0.8)%
Income tax expense	0.1%	0.1%	0.2%
Net (loss) income before accrued dividends to preferred stockholders	(0.5)%	(7.3)%	5.7%
Adjusted EBITDA(1)	3.4%	(3.7)%	7.9%

(1)	Adjusted EBITDA consists of net (loss) income before accrued preferred stock dividends excluding net interest, taxes, depreciation and amortization and stock-based compensation charges. We present adjusted EBITDA to enhance the understanding of our operating results. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles. Items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA is a key measure we use to evaluate our operations. In addition, we provide our adjusted EBITDA because we believe that investors and securities analysts will find adjusted EBITDA to be a useful measure for evaluating our cash flows from operations, for comparing our operating performance with that of similar companies that have different capital structures and for evaluating our ability to meet our future debt service, capital expenditures and working capital requirements. Adjusted EBITDA should not be considered in isolation or as an alternative to net (loss) income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted EBITDA as presented may not be comparable to other similarly titled measures of performance of other companies.

     Year Ended December 31, 2002, Compared to Year Ended December 31, 2001

     Net Patient Revenue

      Net patient revenue increased $41.6 million, or 45.5%, from $91.4 million in 2001 to $132.9 million in 2002. This increase was due to an increase in billable patient days and the Medicare reimbursement rate increases effective April 1, 2001, October 1, 2001 and October 1, 2002. Net patient revenue per day of care was approximately $96 and $108 for 2001 and 2002, respectively. This increase was due primarily to the Medicare rate increases and an increase in the number of patients receiving care in geographic regions where reimbursement rates are relatively higher. Our average daily census of patients increased from 2,597 in 2001 to 3,364 in 2002. Medicare and Medicaid payments represented 98.9% and 96.6% of net patient revenue for 2001 and 2002, respectively.

      The increase in net patient revenue was also attributable to a reduction in the adjustment for estimated payment denials from $6.2 million, or 6.8% of recorded net patient revenue in 2001, to $2.7 million, or 2.0% of recorded net patient revenue in 2002. The greater adjustment for payment denials in 2001 reflected various billing issues encountered in that period including most significantly our failure to provide certain Medicaid programs and private insurance carriers with adequate or timely claim documentation. In 2002, we took several steps to improve our billings and collections efforts, including:

•	implementing a web-based application that enables us to verify whether our patients are eligible to receive Medicare and Medicaid benefits;

•	establishing a committee consisting of members of our corporate financial services and operations departments to manage billing and collection issues;

•	increasing training at the program level in billing practices and procedures; and

•	adopting more stringent procedures for determining alternative payment sources.

     Patient Care Expenses

      Patient care expenses increased $15.8 million, or 24.7%, from $64.0 million in 2001 to $79.8 in 2002. Of this increase, 77.2% was due to a $12.2 million increase in salaries, benefits and payroll taxes and travel costs of hospice care providers, including pay increases for our existing care providers and costs associated with additional personnel hired to provide care to our increased census of patients. The remainder of the increase was due to an increase in purchased services, durable medical equipment and medical supplies required to provide care to our increased census of patients. As a percentage of net patient revenue, patient care expenses decreased from 70.0% in 2001 to 60.0% in 2002. This decrease was primarily due to the increase in net patient revenue coupled with reductions in average daily per patient pharmaceutical expenses and purchased services.

General and Administrative Expenses (Exclusive of Stock-Based Compensation)

      General and administrative expenses increased $11.8 million, or 38.4%, from $30.7 million in 2001 to $42.5 million in 2002. As a percentage of net patient revenue, general and administrative expenses decreased from 33.6% in 2001 to 32.0% in 2002. Of the overall increase in general and administrative expenses $4.8 million or 40.7% was due to increases in salaries, payroll taxes, benefits and travel costs of staff not directly involved with patient care and $3.0 million or 25.4% was due to increases in employee bonuses for all employees. The remainder of the increase was due to expenses incurred in connection with increases in the number of marketing staff as well as increased training, human resources, charitable contributions and other expenditures required to support growth in overall staffing.

Depreciation and Amortization

      Depreciation and amortization expense decreased $0.6 million, or 32.2%, from $2.0 in 2001 to $1.3 million in 2002. As a percentage of net patient revenue, depreciation and amortization expense decreased from 2.2% in 2001 to 1.0% in 2002. These decreases were due to our ceasing to amortize goodwill in 2002 as a result of SFAS No. 142. See note 1 to our financial statements included elsewhere in this report.

Stock-Based Compensation

      The stock-based compensation charge of $0.4 million for 2002, related primarily to employee stock options granted in 2001 and 2002 with exercise prices determined to be less than the fair value of our common stock on the respective dates of grant. For more information, see “Stock-Based Compensation” above.

Non-Operating Income (Expense)

      Non-operating income (expense) decreased $0.2 million to $(1.0) million in 2002 primarily due to reduced interest expenses resulting from less borrowings and lower interest rates.

Income Tax

      In 2002, we had no federal income tax expense and only $0.3 million of state income tax expense due to our ability to utilize net operating tax loss carryforwards. We expect our income tax expense to increase significantly in 2003 as such tax loss carryforwards are exhausted or expire.

Year Ended December 31, 2001, Compared to Year Ended December 31, 2000

Net Patient Revenue

      Net patient revenue increased $9.8 million, or 12.0%, from $81.6 million in 2000 to $91.4 million in 2001. This increase was due to an increase in billable patient days and the Medicare reimbursement rate increases effective April 1 and October 1, 2001. Net patient revenue per day of care declined from $99 in 2000, to $96 in 2001 as the Medicare reimbursement rate increases were offset by a decrease in the percentage of patients receiving general inpatient care. Our average daily census of patients increased from 2,251 in 2000 to 2,597 in 2001. Medicare and Medicaid payments represented 92.1% of net patient revenue in 2000 and 98.9% of net patient revenue in 2001.

      The increase in net patient revenue from 2000 to 2001 was reduced by an increase in the adjustment for estimated payment denials from $3.3 million, or 4.1% of recorded net patient revenue in 2000, to $6.2 million, or 6.8% of recorded net patient revenue in 2001.

     Patient Care Expenses

      Patient care expenses increased $8.7 million, or 15.7%, from $55.3 million in 2000 to $64.0 million in 2001. As a percentage of net patient revenue, patient care expenses increased from 67.7% in 2000 to 70.0% in 2001. Of the overall increase in patient care expenses, 84.0% was due to a $7.3 million increase in salaries, payroll taxes, benefits and travel costs of patient care staff. The remainder of the increase was due to increased expenditures for items such as durable medical equipment and pharmaceuticals required to provide care to our increased census of patients. This increase in expenses was partially offset by a $0.4 million decrease in nursing home costs, net.

     General and Administrative Expenses

      General and administrative expenses increased $7.1 million, or 30.3%, from $23.5 million in 2000 to $30.7 million in 2001. As a percentage of net patient revenue, general and administrative expenses increased from 28.9% in 2000 to 33.6% in 2001. Of the overall increase in general and administrative expenses, 53.5% was due to a $3.8 million increase in salaries, payroll taxes, benefits and travel costs of staff not directly involved with patient care, including costs associated with the hiring and relocation of new management personnel. The remainder of the increase was due to expenses incurred in connection with increased training, human resources and other expenditures required to support growth in overall staffing. These increased expenses were partially offset by a $0.5 million reversal we recorded as the result of a reduction in the lease termination charge described below.

      In 1999 we recorded a charge of $1.1 million related to our termination of an inpatient facility lease. The charge was equal to the rent due for the balance of the lease term. As a result of negotiations with the landlord, in 2000 we were able to reduce the lease termination charge by $0.5 million and, accordingly, reduced general and administrative expenses in 2000 by that amount.

     Depreciation and Amortization

      Depreciation and amortization expense increased $0.2 million, or 10.7%, from $1.8 million in 2000 to $2.0 million in 2001. This increase was due to increased capital expenditures, primarily technology equipment for our hospice programs. As a percentage of net patient revenue, depreciation and amortization expense remained constant at 2.2% in 2000 and 2001.

     Stock-Based Compensation

      The stock-based compensation charge of $50,000 in 2001 related to employee stock options granted in 2001 with exercise prices determined to be less than the deemed fair value of our common stock on the respective dates of grant. For more information, see “Stock-Based Compensation” above.

     Non-Operating Income (Expense)

      Non-operating income (expense) remained constant at $(1.3) million in 2000 and 2001.

Liquidity and Capital Resources

      Since 1999, our principal liquidity requirements have been for working capital, debt service and capital expenditures. We have financed these requirements primarily with cash flow from operations, borrowings under our credit facility and proceeds from the issuance of preferred and common stock. In December 2002, we completed our initial public offering of common stock in which we raised net proceeds of $48.1 million. As of December 31, 2002, we had cash and cash equivalents of $39.1 million, working capital of $41.5 million and the ability to borrow an additional $18.1 million under our revolving credit facility described below.

      Net cash provided by operating activities for 2002 was $6.1 million and resulted from the increase in our overall profitability and increases in our accounts payable and accrued expenses due to timing of receipts and payments, partially offset by the $10.1 million increase in our patient accounts receivable from census growth and timing of scheduled receipts.

      Net cash used in investing activities was $6.0 million for 2002. This was due primarily to the acquisition of a hospice program with approximately 85 patients in Albuquerque, New Mexico for cash consideration of $2.5 million as well as the continued investment in internally developed software and capital expenditures.

      Net cash provided by financing activities was $37.6 million for 2002. This resulted from net proceeds of $48.1 million from our initial public offering in December 2002, reduced by our repayment of $10.5 million of our credit facility.

      We currently maintain a revolving credit facility with Healthcare Business Credit Corporation, or HBCC, under which we may borrow, repay and re-borrow from time to time up to $30 million, based on the amount of our eligible accounts receivable. As of December 31, 2002, there were no borrowings under this facility and there was $18.1 million available for borrowing.

      Advances under the HBCC revolving line of credit bear interest at an annual rate equal to, at our option, either the “prime rate” in effect from time to time, as reported in the “Money Rates” section of the Wall Street Journal, plus 1.5%, or the one-month London Interbank Borrowing Rate in effect from time to time, plus 3.0%. The applicable interest rate increases by 3.5% if there is an event of default. Accrued interest is due and payable weekly on advances under the revolving line of credit bearing interest at the prime rate. Accrued interest on advances bearing interest at the London Interbank Offering Rate is due and payable on the last business day of the month. The maturity date for the revolving line of credit is April 30, 2005. As of December 31, 2002, the effective interest rate for borrowings under this facility was 4.42% per annum.

      The HBCC credit facility is collateralized by substantially all of our assets. In addition, our credit agreement with HBCC contains customary covenants including covenants restricting our ability to incur additional indebtedness, permit liens on property or assets, make capital expenditures, make certain investments, pay dividends or make restricted payments, and prepay or redeem debt or amend certain agreements relating to our indebtedness. As of December 31, 2001 and March 31, 2002 we were not in compliance with certain covenants set forth in the credit agreement. In July 2002, we entered into an agreement with HBCC pursuant to which HBCC agreed to waive our past failure to comply with such covenants and to amend certain financial covenants for future periods. As of December 31, 2002, we were in compliance with all the terms of our credit facility.

      In August 2002, a financial institution issued a letter of credit in the stated amount of $215,000 on our account for the benefit of our workers compensation insurance provider to secure payment of our premiums on the policy. Our reimbursement obligations under the letter of credit are secured by a $215,000 certificate of deposit that matures in one year.

      In August 2002, we completed the acquisition of a hospice program in Albuquerque, New Mexico with approximately 85 patients for $2.5 million in cash and an unsecured promissory note in the original principal amount of $250,000. The integration of the operations of the acquired program with our existing hospice program in the same market was completed in 2002.

      Each of our hospice programs is subject to the annual Medicare per-beneficiary cap, as more fully described in Part 1 — Item 1 of this report under the caption “Business — Government Regulation — Overview of Government Payments — Medicare”. If we are found by Medicare to have exceeded the per-beneficiary cap, Medicare will require that we make restitution for payments made to us in excess of the per-beneficiary cap. We were required to repay Medicare $0.6 million in 2000 and $1.0 million in 2001 for exceeding the per-beneficiary cap in those years. We believe adequate reserves have been established for potential assessment for exceeding the per-beneficiary cap for the assessment periods that began on November 1, 2001 and November 1, 2002. We actively monitor each of our programs to determine whether they are likely to exceed the per-beneficiary cap and attempt corrective action when necessary.

      We expect that our principal liquidity requirements will be for working capital, the development of new hospice programs, the acquisition of other hospice programs and capital expenditures. We expect that our existing funds, cash flows from operations and borrowing capacity under our credit agreement will be sufficient to fund our principal liquidity requirements for at least the next twelve months. Our future liquidity requirements and the adequacy of our available funds will depend on many factors, including payment for our services, regulatory changes and compliance with new regulations, expense levels, capital expenditures and future development of new hospice programs and acquisitions.

Interest Rate and Foreign Exchange Risk

     Interest Rate Risk

      We do not expect our cash flow to be affected to any significant degree by a sudden change in market interest rates. We have not implemented a strategy to manage interest rate market risk because we do not believe that our exposure to this risk is material at this time. We invest excess cash balances in money market accounts with average maturities of less than 90 days.

     Foreign Exchange

      We operate our business within the United States and execute all transactions in U.S. dollars.

Payment, Legislative and Regulatory Changes

      We are highly dependent on payments from the Medicare and Medicaid programs. These programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by these programs for our services or changes in methods or regulations governing payments for our services could materially adversely affect our net patient revenue and profitability.

Inflation

      The healthcare industry is labor intensive. Wages and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. In addition, suppliers pass along rising costs to us in the form of higher prices. We have implemented control measures designed to curb increases in operating expenses. To date, reimbursement rate increases and our increasing patient census have offset increases in operating costs. However, we cannot predict our ability to cover or offset future cost increases.

Recent Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed impairment annually, or more often if events or circumstances arise that indicate that the carrying value of our goodwill exceeds its fair market value. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. SFAS No. 142 was effective beginning in 2002. We have concluded that no basis for impairment of our goodwill exists as of December 31, 2002.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 is effective for fiscal years beginning in 2002. The adoption of the statement had no impact on our financial position or results of operations.

      In April 2002, FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This statement eliminates corresponding treatment for reporting gains or losses on debt extinguishment and amends certain other existing accounting pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of this standard is not expected to have a material effect on our financial position or results of operations.

      In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 nullifies the guidance in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Under EITF No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS No. 146, the FASB acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to the other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activities be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activity that are initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on our financial position or results of operations.

      In November 2002, FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guaranteed of Indebtedness of Others. FIN 45 requires certain guarantees to be recorded at fair value. FIN 45 also requires a guarantor to make certain disclosures about guarantees even when the likelihood of making any payments under the guarantee is remote. FIN 45 is effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation is not expected to have a material effect on our financial position or results of operations.

      In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation and provides alternative methods of transition for a voluntarily change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. Accordingly, we have adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002. We have continued to follow APB No. 25, Accounting for Stock Issued to Employees, in accounting for employee stock options.

      In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. FIN 46 addressed the consolidation and financial reporting of variable interest entities. FIN 46 is effective for financial statements of interim or annual periods beginning after June 15, 2002 for variable interest entities created before February 1, 2003, or immediately for variable interest entities created after February 1, 2003. The adoption of this interpretation is not expected to have a material effect on our financial position or results of operations.

Forward-Looking Statements

      This Annual Report on Form 10-K contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We have included important factors in the cautionary statements below under the heading “Factors That May Affect Future Results” that we believe could cause our actual results to differ materially from the forward-looking statements we make. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors That May Affect Future Results

We are dependent on payments from Medicare and Medicaid. Changes in the rates or methods governing these payments for our services could adversely affect our net patient revenue and profitability.

      Approximately 92.1%, 98.9% and 96.6% of our net patient revenue for the years ended December 31, 2000, 2001 and 2002, respectively, consisted of payments from Medicare and Medicaid programs. Because we generally receive fixed payments for our hospice care services based on the level of care provided to our hospice patients, we are at risk for the cost of services provided to our hospice patients. We cannot assure you that Medicare and Medicaid will continue to pay for hospice care in the same manner or in the same amount that they currently do. Reductions in amounts paid by government programs for our services or changes in methods or regulations governing payments, which would likely result in similar changes by private third-party payors, could adversely affect our net patient revenue and profitability.

Our profitability may be adversely affected by limitations on Medicare payments.

      Medicare payments for hospice services are subject to an annual per-beneficiary cap, which for the twelve months ended October 31, 2002 was $17,391. Medicare has not yet announced the per-beneficiary cap amount that will be effective for services performed during the twelve months ending October 31, 2003. Medicare may not announce the new cap amount until the third quarter 2003. Once announced, the new cap amount will become effective retroactively for all services performed since November 1, 2002. Compliance with the cap is measured by calculating the annual Medicare payments received by a hospice program for all Medicare hospice care beneficiaries and comparing the result with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that program during that year. We reflected as a reduction to net patient revenue of approximately $1.1 million in 2001 and $0.9 million in 2002 as a result of reimbursements in excess of the per-beneficiary cap in those periods. Our ability to comply with this limitation depends on a number of factors relating to a given hospice program, including the rate at which our patient census increases, the average length of stay and the mix in level of care. Our profitability may be adversely affected if, in the future, we are unable to comply with this and other Medicare payment limitations.

If our costs were to increase more rapidly than the fixed payment adjustments we receive from Medicare and Medicaid for our hospice services, our profitability could be negatively impacted.

      We generally receive fixed payments for our hospice services based on the level of care that we provide to patients and their families. Accordingly, our profitability is largely dependent on our ability to manage costs of providing hospice services and to maintain a patient base with a sufficiently long length of stay to attain profitability. We are susceptible to situations, particularly because of our “open access” philosophy, where we may be referred a disproportionate share of patients requiring more intensive and therefore more expensive care than other providers. Although Medicare and Medicaid currently provide for an annual adjustment of the various hospice payment rates based on the increase or decrease of the medical care expenditure category of the Consumer Price Index, these hospice care increases have historically been less than actual inflation. If these annual adjustments were eliminated or reduced, or if our costs of providing hospice services, over one-half of which consist of labor costs, increased more than the annual adjustment, our profitability could be negatively impacted. In addition, cost pressures resulting from shorter patient lengths of stay and the use of more expensive forms of palliative care, including drugs and drug delivery systems, could negatively impact our profitability.

We may be adversely affected by governmental decisions regarding our nursing home patients.

      For our patients receiving nursing home care under certain state Medicaid programs, the applicable Medicaid program pays us an amount equal to no more than 95% of the Medicaid per diem nursing home rate for “room and board” services furnished to the patient by the nursing home in addition to the applicable Medicare or Medicaid hospice per diem payment. We, in turn, are generally obligated to pay the nursing home for these room and board services at a rate between 95% and 100% of the full Medicaid per diem nursing home rate. In the past, we have experienced situations where both we and the Medicaid program have paid a nursing home for the same room and board service and the Medicaid program has imposed on us the burden of recovering the amount we previously paid to the nursing home. There can be no assurance these situations will not recur in the future or that if they do, we will be able to fully recover from the nursing home.

      In addition, many of our patients residing in nursing homes are eligible for both Medicare and Medicaid benefits. In these cases, the patients’ state Medicaid program pays their nursing home room and board charges and Medicare pays their hospice services benefit. Government audits conducted in the last several years have suggested that the reimbursement levels for these dual-eligible hospice patients as well as for Medicare-only patients living in nursing homes may be excessive. Specifically, the government has expressed concerns that hospice programs may provide fewer services to patients who reside in nursing homes than to patients living in other settings due to the presence of the nursing home’s own staff to address problems that might otherwise be handled by hospice personnel. Because hospice programs are paid a fixed daily amount, regardless of the volume or duration of services provided, the government is concerned that by shifting the responsibility and cost for certain patient care or counseling services to the nursing home, hospice programs may inappropriately increase their profitability. In the case of these dual-eligible patients, the government’s concern is that the cost of providing both the room and board and hospice services may be significantly less than the combined reimbursement paid to the nursing homes and hospice programs as a result of the overlap in services.

      From time to time, there have been legislative proposals to reduce or eliminate Medicare reimbursement for hospice patients residing in nursing homes and to require nursing homes to provide end-of-life care, or alternatively to reduce or eliminate the Medicaid reimbursement of room and board services provided to hospice patients. The likelihood of this type of change may be greater when the Federal and State governments experience budgetary shortfalls. If any such proposal were adopted, it could significantly affect our ability to obtain referrals from and continue to serve patients residing in nursing homes.

Medical reviews and audits by governmental and private payors could result in material payment recoupments and payment denials, which could negatively impact our business.

      Medicare fiscal intermediaries and other payors periodically conduct pre-payment or post-payment medical reviews or other audits of our reimbursement claims. In order to conduct these reviews, the payor requests documentation from us and then reviews that documentation to determine compliance with applicable rules and regulations, including the eligibility of patients to receive hospice benefits, the appropriateness of the care provided to those patients, and the documentation of that care. We cannot predict whether medical reviews or similar audits by federal or state agencies or commercial payors of our hospice programs’ reimbursement claims will result in material recoupments or denials, which could have a material adverse effect on our financial condition and results of operations.

We have a limited history of profitability and may incur substantial net losses in the future.

      We began operations in November 1995. For 1999, 2000 and 2001, we recorded net losses before accrued preferred stock dividends of $0.8 million, $0.4 million and $6.7 million, respectively. Although we recorded net income before accrued preferred stock dividends of $7.6 million for the year ended December 31, 2002, we had an accumulated deficit of $29.5 million at December 31, 2002. We cannot assure you that we will operate profitably in the future. In addition, we may experience significant quarter-to-quarter variations in operating results. We are pursuing a growth strategy focused primarily on same-store growth but also involving the development of new programs and acquisitions. Our growth strategy may involve, among other things, increased marketing expenses, significant cash expenditures, debt incurrence and other expenses that could negatively impact our profitability on a quarterly and an annual basis. Our net patient revenue could be adversely impacted by a number of factors, in particular, reductions in Medicare payment rates and patient lengths of stay, which may not be within our control.

If we are unable to attract qualified nurses and other healthcare professionals at reasonable costs, it could limit our ability to grow, increase our operating costs and negatively impact our business.

      We rely significantly on our ability to attract and retain qualified nurses and other healthcare professionals who possess the skills, experience and licenses necessary to meet the Medicare certification requirements and the requirements of the hospitals, nursing homes and other healthcare facilities with which we work. We compete for qualified nurses and other healthcare professionals with hospitals, nursing homes, other hospices and other healthcare organizations. Currently, there is a shortage of qualified nurses in most areas of the United States. Competition for nursing personnel is increasing, and nurses’ salaries and benefits have risen.

      Our ability to attract and retain qualified nurses and other healthcare professionals depends on several factors, including our ability to provide attractive assignments and competitive benefits and wages. We cannot assure you that we will be successful in any of these areas. Because we operate in a fixed reimbursement environment, increases in the wages and benefits that we must provide to attract and retain qualified nurses and other healthcare professionals or increases in our reliance on contract nurses or temporary healthcare professionals could negatively affect our profitability. We may be unable to continue to increase the number of qualified nurses and other healthcare professionals that we recruit, decreasing the potential for growth of our business. Moreover, if we are unable to attract and retain qualified nurses and other healthcare professionals, we may have to limit the number of patients for whom we can provide hospice care to maintain the quality of our hospice services.

We may not be able to attract and retain a sufficient number of volunteers to grow our business or maintain our Medicare certification.

      Medicare requires certified hospice programs to recruit and train volunteers to provide patient care services or administrative services. Volunteer services must be provided in an amount equal to at least five percent of the total patient care hours provided by all paid hospice employees and contract staff of a hospice program. If we are unable to attract and retain volunteers, it could limit our potential for growth and our hospice programs could lose their Medicare certifications, which would make those hospice programs ineligible for Medicare reimbursement.

If we fail to cultivate new or maintain established relationships with existing patient referral sources our net patient revenue may decline.

      Our success is heavily dependent on referrals from physicians, nursing homes, assisted living facilities, hospitals, managed care companies, insurance companies and other patient referral sources in the communities that our hospice programs serve. Because we and many of our referral sources are dependent upon Medicare, we are limited in our ability to engage in business practices that are commonplace among referring businesses in other industries such as referral fees, or bonuses and long-term exclusive contracts.

      Our growth and profitability depend significantly on our ability to establish and maintain close working relationships with patient referral sources and to increase awareness and acceptance of hospice care by our referral sources and their patients. We cannot assure you that we will be able to maintain our existing referral source relationships or that we will be able to develop and maintain new relationships in existing or new markets. Our loss of existing relationships or our failure to develop new relationships could adversely affect our ability to expand our operations and operate profitably. Moreover, we cannot assure you that awareness or acceptance of hospice care will increase.

Our growth strategy may not be successful, which could adversely impact our growth and profitability.

      The primary focus of our growth strategy is same-store growth. To achieve this growth, we intend to increase our marketing and other expenditures. If our resources are not deployed effectively and we do not achieve the same-store growth we seek, it could adversely impact our profitability.

      Our growth strategy also involves the development of new programs. When we develop new programs, we first engage a small staff and obtain office space, contracts and referral sources. Then we admit a small number of patients and request a Medicare certification survey. Following Medicare certification, we spend significant management and financial resources in an effort to increase patient census of that program. This aspect of our growth strategy may not be successful, which could adversely impact our growth and profitability. In this regard, we cannot assure you that we will be able to:

•	identify markets that meet our selection criteria for new hospice programs;

•	hire and retain a qualified management team to operate each of our new hospice programs;

•	manage a large and geographically diverse group of hospice programs;

•	become Medicare and Medicaid certified in new markets;

•	generate sufficient hospice admissions in new markets to operate profitably in these new markets; or

•	compete effectively with existing hospice programs in new markets.

Competition for acquisition opportunities may restrict our future growth by limiting our ability to make acquisitions at reasonable valuations.

      In addition to same-store growth and the development of new programs, our business strategy includes increasing our market share and presence in the hospice care industry through strategic acquisitions of companies that complement or enhance our business. We have historically faced competition for acquisitions. In the future, this could limit our ability to grow by acquisitions or could raise the prices of potential acquisition targets and make them less attractive to us.

Our ability to grow through acquisitions may be limited by increasing government oversight and review of sales of not-for-profit healthcare providers.

      Approximately 73% of hospice programs in the United States are not-for-profit programs. Accordingly, it is likely that a substantial number of acquisition opportunities will involve hospice programs operated by not-

for-profit entities. In recent years, several states have increased review and oversight of transactions involving the sale of healthcare facilities by not-for-profit entities. Although the level of oversight varies from state to state, the current trend is to provide for increased governmental review, and in some cases approval, of transactions in which a not-for-profit entity sells a healthcare facility or business to a for profit entity. This increased scrutiny may increase the difficulty of completing or prevent the completion of acquisitions in some states in the future.

As with our past acquisitions, we may face difficulties integrating businesses that we may acquire in the future. Our efforts to acquire other businesses may be unsuccessful, involve significant cash expenditures or expose us to unforeseen liabilities.

      Our 1998 acquisitions, which were closed nearly simultaneously and increased our patient census approximately five-fold, presented significant integration difficulties. Due to the size and complexity of these transactions, immediately following the transactions our resources available for integration efforts were limited. In time, as we were able to focus on the integration of the acquired businesses, we spent substantial resources on projects such as:

•	implementing consistent billing and payroll systems across a large number of new programs;

•	instituting standard procedures for ordering pharmaceuticals, medical equipment and supplies; and

•	re-training staff from the acquired businesses to complete properly our standard claim documentation and to conform to our service philosophy and internal compliance procedures.

      Our future acquisitions could require that we spend significant resources on some of the same types of projects. In addition, our future acquisitions could present other challenges such as:

•	potential loss of key employees or referral sources of acquired businesses;

•	potential difficulties in obtaining required regulatory approvals; and

•	assumption of liabilities and exposure to unforeseen liabilities of acquired businesses, including liabilities for their failure to comply with healthcare regulations.

      Our future acquisitions may also involve significant cash expenditures, debt incurrence and integration expenses that could have a material adverse effect on our financial condition and results of operations. Any acquisition may ultimately have a negative impact on our business and financial condition.

The loss of key senior management personnel could adversely affect our ability to remain competitive.

      We believe that the success of our business strategy and our ability to operate profitably depends on the continued employment of our senior management team. If key members of our senior management team become unable or unwilling to continue in their present positions, our business and financial results could be materially adversely affected. In particular, we believe the continued employment of each of Barry M. Smith, the Chairman of our board of directors, Richard R. Slager, our Chief Executive Officer, Mark E. Liebner, our Chief Financial Officer, and Carla Davis Hughes, our Senior Vice President of Operations, is important to our future growth and competitiveness. We have entered into management agreements with Messrs. Slager and Liebner and Ms. Hughes to provide them with incentives to remain employed by us, and Mr. Smith has agreed not to compete with us or solicit our employees while he is employed by us and for 12 months thereafter. However, there can be no assurance that any of these individuals will continue to be employed by us.

If any of our hospice programs fail to comply with the Medicare conditions of participation, that hospice program could lose its Medicare certification, thereby adversely affecting our net patient revenue and profitability.

      Each of our hospice programs must comply with the extensive conditions of participation to remain certified under Medicare guidelines. If any of our hospice programs fails to meet any of the Medicare conditions of participation, that hospice program may receive a notice of deficiency from a state surveyor designated by Medicare to measure the hospice program’s level of compliance. The notice may require the hospice program to prepare a plan of correction and undertake other steps to ensure future compliance with the conditions of participation. If a hospice program fails to correct the deficiencies or develop an adequate plan of correction, the hospice program may be required to suspend admissions or may have its Medicare or Medicaid provider agreement terminated. In June 2000, the Medicare provider agreement for our Odessa, Texas hospice program was terminated. In July 1999, our Las Vegas, Nevada hospice program received a Medicare termination notice asserting that the program was not in compliance with the Medicare conditions of participation. Following an internal review, we determined that it would not be cost-effective to protest the termination or to attempt to bring the program into compliance. Accordingly, the Medicare certification for that program was terminated in August 1999. We cannot assure you that we will not lose our Medicare certification at one or more of our other hospice programs in the future. Any such loss could adversely affect our net patient revenue and profitability as well as our reputation within the hospice care industry.

We may not be able to compete successfully against other hospice care providers, and competitive pressures may limit our ability to maintain or increase our market position and adversely affect our profitability.

      Hospice care in the United States is competitive. In many areas in which we maintain hospice programs, we compete with a large number of organizations, including:

•	community-based hospice providers;

•	national and regional companies;

•	hospital-based hospice and palliative care programs;

•	nursing homes; and

•	home health agencies.

      Our largest competitors include Odyssey Healthcare, Inc., SouthernCare Hospice, Inc. and Vitas Healthcare Corporation.

      Some of our current and potential competitors have or may obtain significantly greater financial and marketing resources than us. Various healthcare companies have diversified into the hospice market. Relatively few regulatory barriers to entry exist in our local markets. Accordingly, other companies, including hospitals and other healthcare organizations that are not currently providing hospice care, may expand their services to include hospice care. We may encounter increased competition in the future that could negatively impact patient referrals to us, limit our ability to maintain or increase our market position and adversely affect our profitability.

A significant reduction in the carrying value of our goodwill could have a material adverse effect on our profitability.

      A substantial portion of our total assets consists of intangible assets, primarily goodwill. Goodwill, net of accumulated amortization, accounted for approximately 21.7% of our total assets as of December 31, 2002. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As a result, we no longer amortize goodwill and indefinite lived intangible assets. Instead, we review them at least annually to determine whether they have become impaired. If they have become impaired, we charge the impairment as an expense in the period in which the impairment occurred. Any event which results in the significant impairment of our goodwill, such as closure of a hospice program or sustained operating losses, could have a material adverse effect on our profitability.

We are dependent on the proper functioning of our information systems to efficiently manage our business.

      We are dependent on the proper functioning of our information systems in operating our business. Critical information systems used in daily operations perform billing and accounts receivable functions. Our information systems are vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. If our information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could impact our ability to identify business opportunities quickly, to maintain billing and clinical records reliably, to pay our staff in a timely fashion and to bill for services efficiently.

We may experience difficulties in transitioning to a new billing software system which may result in delays and errors in billing for our services.

      We are in the process of replacing our billing software, which we believe to be inadequate to support our growth, with our proprietary software running on our CareNation operating platform. Accurate billing is crucial to reimbursement from third-party payors. If any unforeseen problems emerge in connection with our migration to the new billing software, billing delays and errors may occur, which could significantly increase the time that it takes for us to collect payments from payors and in some cases, our ability to collect at all. Any such increase in collection time or inability to collect could have a material adverse effect on our cash flows or result in a financial loss.

A material write-off of our capitalized software development costs and costs and problems related to the implementation of new software applications could have a material adverse effect on our profitability.

      As of December 31, 2002, our capitalized software development costs, net of amortization, was approximately $4.0 million, most of which amount related to the development of CareNation, our proprietary software platform, and related application modules. We anticipate that the development work on several application modules will be completed in the near term. If one or more of the application modules do not function as anticipated, we may be required to write off a significant amount of capitalized software development costs and we may experience significant disruptions in our operations, all of which could have a material adverse effect on our profitability. In addition, the costs associated with training our employees to use these new applications effectively and errors arising from being unfamiliar with the new applications could have a material adverse effect on our operations and profitability.

We may need to raise additional capital in the future to fund our operations and finance our growth, which may be unavailable or which may result in dilution to our stockholders and restrict our operations.

      We may seek to sell additional equity or debt securities or obtain new credit facilities in order to finance our operations, which we may not be able to do on favorable terms or at all. If we are unable to obtain financing, we may be unable to continue with our strategy to increase same-store growth, develop new hospice programs and acquire existing hospice programs. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities or preferred stock, these securities could have rights that are senior to the our common stock and any debt securities could contain covenants that would restrict our and our subsidiaries’ operations.

We operate in a regulated industry and changes in regulations or violations of regulations may result in increased costs or sanctions that could reduce our revenues and profitability.

      The healthcare industry is subject to extensive and complex federal and state laws and regulations related to professional licensure, conduct of operations, payment for services and payment for referrals. If we fail to comply with the laws and regulations that are directly applicable to our business, we could suffer civil and/or criminal penalties, be subject to injunctions or cease and desist orders or become ineligible to receive government program payments.

      In recent years, Congress and some state legislatures have introduced an increasing number of proposals to make significant changes in the United States healthcare system. Changes in law and regulatory interpretations could reduce our net patient revenue and profitability. Recently, there have been heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry. There has also been an increase in the filing of actions by private individuals on behalf of the federal government against healthcare companies alleging the filing of false or fraudulent healthcare claims. This heightened enforcement activity increases our potential exposure to damaging lawsuits, investigations and other enforcement actions. Any such action could distract our management and adversely affect our business reputation and profitability.

      In the future, different interpretations or enforcement of laws, rules and regulations governing the healthcare industry could subject our current business practices to allegations of impropriety or illegality or could require us to make changes in our operations and personnel and distract our management. If we fail to comply with these extensive laws and government regulations, we could become ineligible to receive government program payments, suffer civil and criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations.

A pending review of the hospice industry could result in decreased Medicare hospice reimbursements for nursing home patients, which could adversely affect our profitability.

      The OIG has recently called for a review of the hospice sector. The review is expected to consider whether Medicare should decrease hospice reimbursements for patients in nursing homes on the theory that nursing homes provide some of the same services that hospice providers provide. Approximately 40% of our patients reside in nursing homes. If as a result of this review, Medicare decreases hospice reimbursement rates for nursing home patients, our profitability would be adversely affected.

Many states have certificate of need laws or other regulatory provisions that may adversely impact our ability to expand into new markets and thereby limit our ability to grow and to increase our net patient revenue.

      Many states have enacted certificate of need laws that require prior state approval to open new healthcare facilities or expand services at existing facilities. Currently, fourteen states have certificate of need laws that apply to hospice programs. Those laws require some form of state agency review or approval before a hospice may add new services or undertake significant capital expenditures. In addition, two states in which we do not currently operate, Florida and New York, have additional barriers to entry. Florida places restrictions on the ability of for-profit corporations to own and operate hospices, and New York places restrictions on the corporate ownership of hospices. Accordingly, our ability to operate in Florida and New York and the states with certificate of need laws is restricted. The laws in these states could affect our ability to expand into new markets and to expand our services and facilities in existing markets.

To comply with new laws and regulations regarding the confidentiality of patient medical information, we may be required to expend substantial sums on acquiring and implementing new information systems, which could negatively impact our profitability.

      There are currently numerous legislative and regulatory initiatives at both the state and federal levels that address patient privacy concerns. In particular, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, contains provisions that may require us to implement expensive new computer systems and business procedures designed to protect the privacy of each of our hospice patient’s individual health information. The United States Department of Health and Human Services published final regulations addressing patient privacy in December 2000. Those regulations subsequently were modified in March 2002 and again in August 2002. We must comply with the requirements of the privacy regulations by April 14, 2003. Final regulations addressing the security of patient health information were modified and published in final form on February 20, 2003 and compliance with these regulations shall be required no later than April 21, 2005. We have not yet determined and cannot predict the total financial or other impact of these regulations on us. Compliance with these rules could require us to spend substantial sums, which could negatively impact our profitability.

Our net patient revenue and profitability may be constrained by cost containment initiatives undertaken by payors.

      Initiatives undertaken by private insurers, managed care companies and federal and state governments to contain healthcare costs may affect the profitability of our hospice programs. We have a number of contractual arrangements with private insurers and managed care companies to provide hospice care for a fixed fee. These payors often attempt to control healthcare costs by contracting with hospices and other healthcare providers to obtain services on a discounted basis. We believe that this trend may continue and may limit payments for healthcare services, including hospice services in the future. In addition, there may be changes made to the Medicare program’s Medicare HMO component, which could result in managed care companies becoming financially responsible for providing hospice care. Currently, Medicare pays for hospice services outside of the Medicare HMO per-member per-month fee so that managed care companies do not absorb the cost of providing these services. If such changes were to occur, a greater percentage of our net patient revenue could come from managed care companies and these companies would be further incentivized to reduce hospice costs. As managed care companies attempt to control hospice-related costs, they could reduce payments to us for hospice services. In addition, states, many of which are operating under significant budgetary pressures, may seek to reduce hospice payments under their Medicaid programs or Medicaid managed care programs may opt not to continue providing hospice coverage. These developments could negatively impact our net patient revenue and profitability.

Professional and general liability claims may have an adverse effect on us either because our insurance coverage may be inadequate to cover the losses or because claims against us, regardless of merit or eventual outcome, may adversely affect our reputation, our ability to obtain patient referrals or our ability to expand our business.

      In recent years, participants in the healthcare industry have become subject to an increasing number of lawsuits, including allegations of medical malpractice. Many of these lawsuits involve large claims and substantial defense costs. Medical malpractice claims we have faced relate to our patients in inpatient facilities where we were named as a defendant together with the operator of the inpatient facility.

      We maintain general liability insurance coverage on an occurence basis with limits of $1.0 million per occurrence and $3.0 million in the aggregate. We maintain healthcare professional liability insurance coverage on a claims-made basis with limits of $1.0 million per occurrence and $3.0 million in the aggregate. We also maintain umbrella coverage with a limit of $10.0 million excess over both general and healthcare professional liability coverage. Nevertheless, some risks and liabilities, including claims for punitive damages or claims based on the actions of third parties, may not covered by insurance. In addition, we cannot assure you that our coverage will be adequate to cover potential losses. While we have generally been able to obtain liability insurance in the past, insurance can be expensive and may not be available in the future on terms acceptable to us, or at all. For example, our insurance relating to automobiles not owned by us but used by our employees and volunteers in connection with their employment recently expired. To date, we have not been able to secure replacement coverage except on prohibitively expensive terms. Moreover, claims, regardless of their merit or eventual outcome, may also adversely affect our reputation, our ability to obtain patient referrals or our ability to expand our business, as well as divert management resources from the operation of our business.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. We have not entered into derivative or hedging transactions to manage any market risk. We do not believe that our exposure to market risk is material at this time.

Item 8.     Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders

VistaCare, Inc.

      We have audited the accompanying consolidated balance sheets of VistaCare, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in preferred stock and stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the management of VistaCare, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VistaCare, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Phoenix, Arizona

February 14, 2003

VISTACARE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2002

	(In thousands, except
	per share information)
ASSETS
Current assets:
Cash and cash equivalents	$1,383	$39,104
Patient accounts receivable	12,235	19,075
Patient accounts receivable room & board	4,323	7,613
Prepaid expenses and other current assets	134	1,312

Total current assets	18,075	67,104
Equipment, net	1,795	2,612
Goodwill, net of amortization of $2,408 at December 31, 2001 and 2002	17,802	20,564
Other assets	3,325	4,663

Total assets	$40,997	$94,943

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,510	$2,288
Accrued expenses	14,945	22,982
Current portion of long-term debt	1,806	250
Current portion of capital lease obligations	75	82

Total current liabilities	19,336	25,602
Long-term debt	8,325	—
Capital lease obligations, less current portion	175	94
Redeemable Non-convertible Preferred Stock:
Series A-2 redeemable non-convertible, $0.01 par value; 29,500 shares authorized, issued and outstanding at December 31, 2001 and no shares authorized or outstanding at December 31, 2002	292	—
Redeemable and Convertible Preferred Stock:
Series A-1 convertible, $0.01 par value; 404,500 shares authorized and 375,000 shares issued and outstanding at December 31 2001 and no shares authorized or outstanding at December 31, 2002	3,713	—
Series B convertible, $0.01 par value; 485,000 shares authorized, issued and outstanding at December 31, 2001 and no shares authorized or outstanding at December 31, 2002	35,383	—
Series C convertible, $0.01 par value; 402,500 shares authorized, issued and outstanding at December 31, 2001 and no shares authorized or outstanding at December 31, 2002	2,264	—
Series D convertible, $0.01 par value; 65,000 shares authorized and 60,000 shares issued and outstanding at December 31, 2001 and no shares authorized or outstanding at December 31, 2002	3,597	—
Stockholders’ (deficit) equity:
Class A Common Stock, $0.01 par value; authorized 33,000,000 shares; 3,781,842 and 15,420,899 shares issued and outstanding at December 31, 2001 and 2002, respectively	37	154
Class B Common Stock, $0.01 par value; authorized 200,000 shares; no shared outstanding at December 31, 2001 and 58,096 shares issued and outstanding at December 31, 2002	—	1
Class C Common Stock, $0.01 par value; 1,320,000 shares authorized and 1,316,732 shares issued and outstanding at December 31, 2001 and no shares authorized or outstanding at December 31, 2002	13	—
Additional paid-in capital	1,279	101,161
Deferred compensation	(396)	(2,552)
Accumulated deficit	(33,021)	(29,517)

Total stockholders’ (deficit) equity	(32,088)	69,247

Total liabilities and stockholders’ (deficit) equity	$40,997	$94,943

See accompanying notes.

VISTACARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2000	2001	2002

	(In thousands, except per share
	information)
Net patient revenue	$81,595	$91,362	$132,947
Operating expenses:
Patient care	55,256	63,950	79,752
General and administrative expenses, exclusive of stock-based compensation charges reported below	23,541	30,666	42,535
Depreciation and amortization	1,797	1,990	1,349
Stock-based compensation	—	50	427

Total operating expenses	80,594	96,656	124,063

Operating income (loss)	1,001	(5,294)	8,884

Non-operating income (expense):
Interest income	202	52	25
Interest expense	(1,497)	(1,157)	(935)
Other expense	(8)	(163)	(137)

Total non-operating expense	(1,303)	(1,268)	(1,047)

Net (loss) income before income taxes	(302)	(6,562)	7,837
Income tax expense	81	150	281

Net (loss) income	(383)	(6,712)	7,556
Accrued preferred stock dividends	3,482	3,839	4,052

Net (loss) income to common stockholders	$(3,865)	$(10,551)	$3,504

Net (loss) income per common share:
Basic net (loss) income per common share	$(0.76)	$(2.07)	$0.63

Diluted net (loss) income per common share	$(0.76)	$(2.07)	$0.52

Weighted average shares outstanding:
Basic	5,098	5,098	5,580

Diluted	5,098	5,098	6,766

See accompanying notes.

VISTACARE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK

AND STOCKHOLDERS’ (DEFICIT) EQUITY

	Redeemable
	Non-convertible
	Preferred Stock		Convertible and Redeemable Preferred Stock

	Series A-2		Series A-1		Series B		Series C		Series D

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

	(In thousands)
Balance, January 1, 2000	29	$292	375	$3,713	485	$29,110	402	$1,863	65	$3,250
Accrued preferred stock dividends	—	—	—	—	—	2,983	—	191	—	308
Redemption of warrants	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—

Balance, December 31, 2000	29	292	375	3,713	485	32,093	402	2,054	65	3,558
Accrued preferred stock dividends	—	—	—	—	—	3,290	—	210	—	339
Repurchase of stock	—	—	—	—	—	—	—	—	(5)	(300)
Deferred compensation related to stock options	—	—	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—

Balance, December 31, 2001	29	292	375	3,713	485	35,383	402	2,264	60	3,597
Accrued preferred stock dividends	—	—	—	—	—	3,472	—	222	—	358
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Exercise of warrants	—	—	—	—	—	—	—	—	—	—
Deferred compensation related to stock options	—	—	—	—	—	—	—	—	—	—
Deferred compensation related to cancelled stock options	—	—	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—
Conversion of Series A-1 preferred stock in connection with initial public offering	—	—	(375)	(3,713)	—	—	—	—	—	—
Redemption of Series A-2 preferred stock in connection with initial public offering	(29)	(292)	—	—	—	—	—	—	—	—
Issuance of common shares in connection with initial public offering	—	—	—	—	—	—	—	—	—	—
Conversion of series B, C and D preferred shares in connection with initial public offering	—	—	—	—	(485)	(38,855)	(402)	(2,486)	(60)	(3,955)
Net income	—	—	—	—	—	—	—	—	—	—

Balance, December 31, 2002	—	$—	—	$—	—	$—	—	$—	—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stockholders’ (Deficit) Equity

	Common Stock		Additional
			Paid-In	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

	(In thousands)
Balance, January 1, 2000	5,099	$50	$1,340	—	$(18,605)	$(17,215)
Accrued preferred stock dividends	—	—	—	—	(3,482)	(3,482)
Redemption of warrants	—	—	(507)	—	—	(507)
Net loss	—	—	—	—	(383)	(383)

Balance, December 31, 2000	5,099	50	833	—	(22,470)	(21,587)
Accrued preferred stock dividends	—	—	—	—	(3,839)	(3,839)
Repurchase of stock	—	—	—	—	—	—
Deferred compensation related to stock options	—	—	446	(446)	—	—
Amortization of deferred compensation	—	—	—	50	—	50
Net loss	—	—	—	—	(6,712)	(6,712)

Balance, December 31, 2001	5,099	50	1,279	(396)	(33,021)	(32,088)
Accrued preferred stock dividends	—	—	—	—	(4,052)	(4,052)
Exercise of stock options	77	2	243	—	—	245
Exercise of warrants	200	2	3	—	—	5
Deferred compensation related to stock options	—	—	2,748	(2,748)	—	—
Deferred compensation related to cancelled stock options	—	—	(165)	(165)	—	—
Amortization of deferred compensation	—	—	—	427	—	427
Conversion of Series A-1 preferred stock in connection with initial public offering	309	3	3,710	—	—	3,713
Redemption of Series A-2 preferred stock in connection with initial public offering	—	—	—	—	—	—
Issuance of common shares in connection with initial public offering	4,500	45	48,100	—	—	48,145
Conversion of series B, C and D preferred shares in connection with initial public offering	5,294	53	45,243	—	—	45,296
Net income	—	—	—	—	7,556	7,556

Balance, December 31, 2002	15,479	$155	$101,161	$(2,552)	$(29,517)	$69,247

See accompanying notes.

VISTACARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2000	2001	2002

	(In thousands)
Operating activities
Net (loss) income	$(383)	$(6,712)	$7,556
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,797	1,990	1,349
Warrant amortization	151	151	303
Site closure settlement	(526)	—	—
Loss on disposal of assets	60	—	—
Amortization of deferred compensation related to stock options	—	50	427
Changes in operating assets and liabilities:
Patient accounts receivable	1,394	2,764	(10,130)
Prepaid expenses and other	(215)	359	(1,178)
Accounts payable and accrued expenses	(198)	4,562	7,815

Net cash provided by operating activities	2,080	3,164	6,142
Investing activities
Site acquisition	—	—	(2,512)
Purchases of equipment	(447)	(331)	(1,469)
Increase in other assets	(1,819)	(1,720)	(2,027)

Net cash used in investing activities	(2,266)	(2,051)	(6,008)
Financing activities
Net payments on long-term debt	(2,190)	(1,977)	(10,516)
Proceeds from issuance of common stock from exercise of stock options	—	—	245
Net proceeds from initial public offering	—	—	48,145
Redemption of Series A-2 preferred stock	—	—	(292)
Conversion of warrants	—	—	5
Repurchase of preferred stock	—	(300)	—

Net cash (used in) provided by financing activities	(2,190)	(2,277)	37,587

Net (decrease) increase in cash and cash equivalents	(2,376)	(1,164)	37,721
Cash and cash equivalents, beginning of period	4,923	2,547	1,383

Cash and cash equivalents, end of period	$2,547	$1,383	$39,104

Supplemental cash flow data
Interest paid	$1,442	$1,188	$980

Non-cash activity
Redemption of warrants	$(507)	$—	$—
Capital lease obligations	$—	$251	$—
Accrued preferred stock dividends	$3,482	$3,839	$4,052
Acquisition note payable	$—	$—	$250
Preferred stock conversion	$—	$—	$49,009

See accompanying notes.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Description of Business

      VistaCare, Inc. (VistaCare), is a Delaware corporation providing medical care designed to address the physical, emotional, and spiritual needs of patients with a terminal illness and to support their family members. Hospice services are provided predominately in the patient’s home; however, certain patients require inpatient services. These inpatient services are provided by VistaCare at its stand-alone inpatient facility in Cincinnati, Ohio, at its hospital-based inpatient facility in Albuquerque, New Mexico or through leased beds at unrelated hospitals and skilled nursing facilities on a per diem basis. VistaCare provides services in Alabama, Arizona, Colorado, Georgia, Indiana, Massachusetts, New Mexico, Nevada, Ohio, Oklahoma, Pennsylvania, South Carolina, Texas and Utah.

1.     Significant Accounting Policies

     Basis of Presentation

      The accompanying consolidated financial statements include accounts of VistaCare and its wholly-owned subsidiaries: VistaCare USA, Inc., Vista Hospice Care, Inc., and FHI Health Services, Inc. (including its wholly-owned subsidiaries). Intercompany transactions and balances have been eliminated in consolidation.

     Cash and Cash Equivalents

      Cash and cash equivalents include highly liquid investments with a maturity of three months or less. Cash equivalents are carried at cost which approximates fair value.

     Patient Accounts Receivable

      VistaCare receives payment for services provided to patients from third-party payors including federal and state governments under the Medicare and Medicaid programs and private insurance companies. Approximately 86% and 90% of VistaCare’s accounts receivable were from Medicare and Medicaid as of December 31, 2001 and 2002, respectively. VistaCare also receives reimbursements from state Medicaid programs for room and board services provided at contracted nursing homes (see “Nursing Home Costs”, below).

     Equipment

      Equipment is recorded at cost. Equipment acquired with the acquisitions of FHI Health Services, Inc., Vencor Hospice, Inc. (VistaCare USA, Inc.) and Palliative Care Concepts, Inc. was recorded at estimated fair value on the date of acquisition. Depreciation is calculated on the straight-line method over the estimated useful lives of depreciable assets, typically five years.

     Capitalized Software Development Costs

      VistaCare capitalizes certain internal salaries related to the development of computer software used in its operations. Such capitalized software development costs are being amortized over three years. Capitalized software development costs, net of amortization, included in other assets, amounted to $3,492,000 and $3,965,000 as of December 31, 2001 and 2002, respectively. Costs incurred during the preliminary project stage and post implementation/operations stage are expensed as incurred.

     Goodwill

      During 1998, VistaCare completed the acquisitions of FHI Health Services, Inc. and Vencor Hospice, Inc. (VistaCare USA, Inc.). During 2002, VistaCare completed the acquisition of Palliative Care Concepts, Inc. The difference between the purchase prices and the fair value of assets acquired and liabilities

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumed was recorded as goodwill. Prior to January 1, 2002, VistaCare amortized goodwill over a period of 30 years. Total amortization recognized through December 31, 2001 amounted to $2,408,000.

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which became effective for VistaCare in the first quarter of 2002. Under these new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests that must be conducted at least annually, or more often if events or circumstances arise that indicate that the carrying value of the goodwill associated with VistaCare’s acquired businesses exceeds its fair market value. VistaCare determined that no impairment of goodwill existed as of December 31, 2002.

      The following is provided to present VistaCare’s net (loss) income as if the provisions of SFAS 142 had been adopted for each of the following periods (in thousands):

	Year Ended December 31,

	2000	2001	2002

Net (loss) income to common stockholders as reported	$(3,865)	$(10,551)	$3,504
Goodwill amortization expense included in net (loss) income	676	665	—

Adjusted net (loss) income	$(3,189)	$(9,886)	$3,504

Basic earnings per share:
Reported net (loss) income	$(0.76)	$(2.07)	$0.63
Goodwill amortization	0.13	0.13	—

Adjusted net (loss) income	$(0.63)	$(1.94)	$0.63

Diluted earnings per share:
Reported net (loss) income	$(0.76)	$(2.07)	$0.52
Goodwill amortization	0.13	0.13	—

Adjusted net (loss) income	$(0.63)	$(1.94)	$0.52

     Acquisition

      In August 2002, VistaCare completed the acquisition of Palliative Care Concepts, Inc., a hospice program in Albuquerque, New Mexico. VistaCare paid $2,500,000 in cash and issued a $250,000 unsecured promissory note to the seller in connection with the acquisition. The purchase price was allocated primarily to goodwill.

     Net Patient Revenue

      Net patient revenue is the amount VistaCare believes it is entitled to collect for its services, adjusted as described below. The amount VistaCare believes it is entitled to collect for its services varies depending on the level of care provided, the payor and the geographic area where services are rendered. Net patient revenue includes adjustments for charity care and estimated payment denials (which VistaCare experiences from time to time for reasons such as its failure to submit complete and accurate claim documentation, its failure to provide timely written physician certifications as to patient eligibility, or the payor deems the patient ineligible for insurance coverage), contractual adjustments, amounts VistaCare estimates it could be required to repay to Medicare, such as payments that VistaCare would be required to make in the event that any of its programs exceed the annual per-beneficiary cap, and subsequent changes to initial level of care determinations. VistaCare adjusts its estimates from time to time based on its billing and collection experience. VistaCare believes that it can reasonably estimate such adjustments to net patient revenue because it has significant historical experience and because it has a centralized billing and collection department that continually

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

monitors the factors that could potentially result in a change in estimate. There were no material changes in estimates to net patient revenue for the years ended December 31, 2000, 2001 and 2002. Vistacare recognizes net patient revenue once the patient’s hospice eligibility has been certified, the patient’s coverage from a payment source has been verified and services have been provided to that patient.

      Approximately 92%, 99% and 97% of VistaCare’s net patient revenue was derived from the Medicare and Medicaid programs for the years ended December 31, 2000, 2001 and 2002, respectively. VistaCare operates under arrangements with Medicare, Medicaid and other third-party payors pursuant to which these payors reimburse VistaCare for services it provides to hospice-eligible patients these payors cover, subject only to VistaCare’s submission of adequate and timely claim documentation. VistaCare has a patient intake process that screens patients for hospice eligibility and identifies whether their care will be covered by Medicare, Medicaid, private insurance, managed care or self-pay. Whether Medicare or Medicaid continue to provide reimbursement for hospice care is dependent upon governmental policies.

     Provision for Doubtful Accounts

      VistaCare records a provision for doubtful accounts as a general and administrative expense. The provision for doubtful accounts primarily represents VistaCare’s estimate of uncollectible amounts from self-pay patients and from those patients who are responsible for, but do not pay, private insurance co-payments.

     Medicare and Medicaid Regulation

      VistaCare is subject to certain limitations on Medicare payments for services. Specifically, if the number of inpatient care days of care any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provides to all patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine home care rate. None of VistaCare’s hospice programs exceeded the payment limits on inpatient services in 2000, 2001 or 2002.

      VistaCare is also subject to a Medicare annual per-beneficiary cap. Compliance with the Medicare per-beneficiary cap is measured by comparing the Medicare payments received for each hospice program to the per-beneficiary cap amount for each Medicare beneficiary electing hospice care for the first time during the respective year. VistaCare recorded reductions to net patient revenue of approximately $1,048,000, $1,061,000 and $863,000 for the years ended December 31, 2000, 2001 and 2002, respectively, as estimates for exceeding the Medicare per-beneficiary cap. As of the date of this report, VistaCare had not been assessed for exceeding the per-beneficiary cap for the assessment periods that began on November 1, 2001 and November 1, 2002. VistaCare management believes that as of December 31, 2002 adequate reserves have been established for this potential liability.

      VistaCare monitors each of its programs to determine whether such programs are likely to exceed the foregoing limitations and estimates the extent to which it could be required to repay Medicare. At the time that management estimates the potential impact of having exceeded the Medicare limitations, the estimated assessment is deducted from net patient revenue and accrued as an accrued expense until such time as an actual payment is assessed by Medicare.

      Laws and regulations governing the Medicare and Medicaid program are complex and subject to interpretation. VistaCare believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing which would have a material impact on VistaCare’s consolidated financial condition or results of operations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Charity Care

      VistaCare provides care at no cost to patients who are not eligible for insurance coverage and meet certain financial need criteria established by VistaCare. Charity care totaled approximately $1,677,000, $2,367,000, and $1,568,000 for the years ended December 31, 2000, 2001 and 2002, respectively. Because VistaCare does not pursue collection of amounts determined to qualify as charity care, these amounts are not recorded in net patient revenue. Costs VistaCare incurs in providing charity care are recorded as patient care expenses.

     Patient Care Expenses

      Patient care expenses consist primarily of salaries, benefits, payroll taxes and travel costs associated with hospice care providers. Patient care expenses also include the cost of pharmaceuticals, durable medical equipment, medical supplies, inpatient arrangements, net nursing home costs, and purchased services such as ambulance, infusion and radiology.

     Nursing Home Costs

      For patients receiving nursing home care under state Medicaid programs who elect hospice care under Medicare or Medicaid, VistaCare contracts with nursing homes for the nursing homes’ provision to patients of room and board services. In most states, the applicable Medicaid program must pay VistaCare, in addition to the applicable Medicare or Medicaid hospice daily or hourly rate, an amount equal to at least 95% of the Medicaid daily nursing home rate for room and board furnished to the patient by the nursing home. In some states, the Medicaid program pays the nursing home directly for these costs or has created a Medicare managed care program that either reduces or eliminates this room and board payment. Under VistaCare’s standard nursing home contracts, VistaCare pays the nursing home for these room and board services at predetermined contract rates. Nursing home costs are offset by nursing home revenue and the net amount is included in patient care expenses.

      Nursing home costs totaled approximately $14,500,000, $17,400,000, and $24,500,000 for the years ended December 31, 2000, 2001 and 2002, respectively. Nursing home revenue totaled approximately $13,900,000, $16,400,000, and $23,200,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

     Advertising Costs

      VistaCare expenses all advertising costs as incurred, which expenses totaled approximately $1,100,000, $1,030,000, and $1,180,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

     Income Taxes

      VistaCare accounts for income taxes under the liability method as required by Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on temporary differences between financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which the related taxes are expected to be paid or recovered. Valuation allowances are established against the deferred tax assets due to the uncertainty of VistaCare’s ability to use net operating tax loss carryforwards in the future.

     Medical Malpractice

      VistaCare is covered by claims made general and professional liability insurance coverage with limits of $1,000,000 per claim and $3,000,000 in the aggregate. VistaCare has not experienced any uninsured medical malpractice losses.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Health Benefit Costs

      In 2001 and 2002, VistaCare provided health and dental benefit coverage to its employees through a self funded program. Benefit costs are determined based on the historical benefit cost per employee. VistaCare has recorded a liability for its estimated exposure relating to reported and incurred but not reported claims.

     Auto Insurance

      In 2002, VistaCare became self-insured for auto claims relating to employee motor vehicle use incurred by employees while working within the scope of employment. VistaCare management believes that adequate reserves have been established for auto claims in the year ended December 31, 2002.

     Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Fair Value of Financial Instruments

      VistaCare’s cash and cash equivalents, patient accounts receivable, and long-term debt represent financial instruments as defined by Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. The carrying value of these financial instruments is a reasonable approximation of fair value.

     Stock-Based Compensation

      VistaCare has elected to follow Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. Under APB No. 25, if the exercise price of VistaCare’s stock options equals or exceeds the estimated fair value of the underlying stock on the dates of grant, no compensation expense is recognized. However, if the exercise prices of VistaCare’s stock options are less than the estimated fair value, on the date of grant, then compensation expense will be recognized for the difference over the related vesting periods.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      If compensation for options granted under VistaCare’s stock option plan had been determined based on the deemed fair value at the grant date consistent with the method provided under SFAS 123, then VistaCare’s net (loss) income would have been as indicated in the pro forma amounts below (in thousands, except per share information)(See Note 8 for further discussion of VistaCare’s stock based employee compensation).

	Year Ended December 31,

	2000	2001	2002

Net (loss) income to common stockholders:
As reported:	$(3,865)	$(10,551)	$3,504
Deduct total stock-based compensation expense determined under fair value method for all awards	(91)	(250)	(146)

Pro forma net (loss) income to common stockholders	$(3,956)	$(10,801)	$3,358

Basic net (loss) per common share:
As reported	$(0.76)	$(2.07)	$0.63
Pro forma	(0.78)	(2.12)	0.60
Diluted net (loss) per common share:
As reported	$(0.76)	$(2.07)	$0.52
Pro forma	(0.78)	(2.12)	0.50
Weighted average shares used in computation:
Basic	5,090	5,098	5,580
Diluted	5,090	5,098	6,766

     Initial Public Offering

      On December 23, 2002, VistaCare completed its initial public offering of common stock (IPO) at $12.00 per share. VistaCare sold 4,500,000 shares and received $48,145,000 in net proceeds from the IPO. Of the net proceeds VistaCare received in the IPO, $4,200,000 was used for working capital, $11,000,000 was used to repay outstanding indebtedness under VistaCare’s credit facility (see Note 5), and $292,000 was used to redeem all of the outstanding shares of VistaCare’s Series A-2 Preferred Stock. The remaining proceeds will be used to finance potential acquisitions of hospices and for other corporate purposes. Upon the closing of the IPO all of VistaCare’s redeemable and convertible preferred stock was converted into 5,603,111 shares of VistaCare’s Class A common stock. The accumulated dividends on VistaCare’s Series B, C and D preferred stock of $16,486,000, which were not payable in the event of a mandatory conversion, were reclassified as Additional Paid-in-Capital and no additional dividends will be accrued or recorded subsequent to the IPO.

     Earnings Per Share

      Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares outstanding during the period plus the effect of dilutive securities, including outstanding warrants, employee stock options (using the treasury stock method) and shares of Series A-1 Preferred Stock (using the if-converted method).

     Recent Accounting Pronouncements

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. VistaCare has adopted SFAS

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 144 effective January 1, 2002. The adoption of the statement did not have any significant impact on VistaCare’s financial position or results of operations.

      In April 2002, FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. This statement eliminates accounting treatment for reporting gains or losses on debt extinguishments and amends certain other existing accounting pronouncements. The adoption of this standard is not expected to have a material effect on VistaCare’s financial position or results of operations.

      In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 nullifies the guidance in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Under EITF No. 94-3, an entity recognizes a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS No. 146, the FASB acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to the other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activity that are initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on VistaCare’s financial position or results of operations.

      In November 2002, FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires certain guarantees to be recorded at fair value. FIN 45 also requires a guarantor to make certain disclosures about guarantees even when the likelihood of making any payments under the guarantee is remote. FIN 45 is effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation did not have a material effect on VistaCare’s financial position or results of operations.

      In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation and provides alternative methods of transition for a voluntarily change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic method of APB Opinion No. 25. As allowed by SFAS No. 123, VistaCare has elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 123 as of December 31, 2002.

      In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. FIN 46 addressed the consolidation and financial reporting of variable interest entities. FIN 46 is effective for financial statements of interim or annual periods beginning after June 15, 2002 for variable interest entities created before February 1, 2003, or immediately for variable interest entities created after February 1, 2003. The adoption of this interpretation is not expected to have a material effect on VistaCare’s financial position or results of operations.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Equipment

      A summary of equipment follows (in thousands):

	December 31,

	2001	2002

Equipment	$3,407	$4,572
Furniture and fixtures	1,218	1,319
Leasehold improvements	185	388

	4,810	6,279
Accumulated depreciation	(3,015)	(3,667)

	$1,795	$2,612

3.     Accrued Expenses

      A summary of accrued expenses follows (in thousands):

	December 31,

	2001	2002

Treatment costs	$6,758	$10,758
Self-insured health costs	1,251	1,994
Salaries and payroll taxes	3,066	5,119
Medicare cap accrual	1,528	1,263
Other	2,342	3,848

	$14,945	$22,982

4.     Income Taxes

      The components of income tax expense follows (in thousands):

	Year Ended
	December 31,

	2000	2001	2002

Current taxes:
Federal	$—	$—	$—
State	81	150	281

Income tax expense	$81	$150	$281

      The reconciliation of income tax expense computed at the federal statutory tax rate to income tax expense recorded is as follows (in thousands):

	Year Ended December 31,

	2000		2001		2002

	Amount	Percent	Amount	Percent	Amount	Percent

Tax benefit at statutory rate	$(103)	34%	$(2,214)	34%	$2,810	34%
State taxes, net of federal benefit	(18)	6	(391)	6	496	6
Effect of permanent items	270	(89)	220	(3)	60	1
Change in valuation allowance	(119)	39	1,821	(28)	(2,584)	(31)
Other	51	(17)	714	(11)	(501)	(6)

	$81	(27)%	$150	(2)%	$281	4%

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at enacted rates. Temporary differences are primarily attributable to net operating tax loss carryforwards, recognition of certain accruals and the allowance for doubtful accounts. A summary of deferred tax assets and liabilities follows (in thousands):

	December 31,

	2001	2002

Deferred tax assets:
Net operating losses	$4,731	$2,390
Allowance for doubtful accounts	1,796	1,745
Accrued expenses	341	768
Bonuses	549	837
Charitable contributions	112	294
Alternative minimum tax credits	44	44

	7,573	6,078
Valuation allowance	(6,475)	(3,891)

	1,098	2,187
Deferred tax liabilities:
Depreciation and amortization	168	601
Software development costs	930	1,586

	1,098	2,187
Net deferred assets	$—	$—

      A valuation allowance has been established against the deferred tax assets due to the uncertainty of VistaCare’s ability to use net operating losses to offset future taxable income. The net operating loss carryforwards of approximately $2,390,000 at December 31, 2002 begin to expire in the year 2011 for federal income tax purposes and began to expire in 2002 for state income tax purposes. Future utilization of the available net operating loss carryforwards may be limited under Internal Revenue Code Section 382 based upon changes in ownership that have occurred or may occur in the future. The recognition of deferred tax assets in the future may result in approximately $1,500,000 being netted against goodwill as certain of VistaCare’s net operating loss carryforwards were related to the 1998 acquisitions.

5.     Long-Term Debt

      In April 2001, VistaCare entered into a $30,000,000 revolving line of credit and a $3,000,000 term loan (credit facility). The credit facility is collateralized by substantially all of VistaCare’s assets including cash, accounts receivable and equipment. Loans under the revolving line of credit bear interest at an annual rate equal to, at VistaCare’s option, either the “prime rate” in effect from time to time, as reported in the “Money Rates” section of the Wall Street Journal, plus 1.5%, or the one-month London Interbank Borrowing Rate in effect from time to time, plus 3.0%. Accrued interest under the revolving line of credit is due (i) weekly, if VistaCare opts to pay interest at the prime rate, or (ii) on the last business day of the month, if VistaCare opts to pay interest at the London Interbank Borrowing Rate based rate.

      Under the revolving line of credit, VistaCare may borrow, repay and reborrow an amount equal to the lesser of: (i) $30,000,000 or (ii) 85% of the estimated net value of eligible accounts receivable. As of December 31, 2002, $18,100,000 was available for borrowing under the revolving line of credit. The maturity date of the revolving line of credit is April 30, 2005. As of December 31, 2002, there was no balance outstanding on the revolving line of credit.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The term loan was paid in full and terminated on December 27, 2002 with proceeds from VistaCare’s initial public offering. While in existence, interest on the term loan accrued at the one-month London Interbank Offering Rate in effect from time to time, plus 3.5% per annum. While in existence accrued interest on the term loan was due and payable on the last business day of the month in addition to monthly principal payments of $83,333.

      The credit facility contains certain customary covenants including those that restrict the ability of VistaCare to incur additional indebtedness, pay dividends under certain circumstances, permit liens on property or assets, make capital expenditures, make certain investments, and prepay or redeem debt or amend certain agreements relating to outstanding indebtedness. VistaCare was not in compliance with certain financial covenants as of December 31, 2001. In July 2002, VistaCare and the lender entered into an agreement pursuant to which the lender agreed to waive VistaCare’s past failure to comply with such covenants and to amend certain of the financial covenants for future periods. As of December 31, 2002, VistaCare was in compliance with the terms of such amended covenants.

      During 1999, VistaCare issued warrants to purchase 336,000 shares of its Class B Common Stock (subsequently reduced to 200,000 shares) to an institutional lender in connection with a credit facility that was repaid in full in April 2001 with proceeds of VistaCare’s current credit facility. On the date of issuance, the value of the warrants was estimated at $1,263,000, based on the estimated fair value of VistaCare’s Class B Common Stock. The value of the warrants was recorded as a reduction to long-term debt, and is being amortized using the straight-line method. As of December 31, 2001, the unamortized value of the warrant was $303,000. In September 2002, the warrants were exercised in full.

      In connection with its acquisition of Palliative Care Concepts, Inc., VistaCare issued a $250,000 unsecured promissory note. The promissory note bears interest at a rate of 4.0% per annum and is payable in full in August 2003.

6.     Redeemable and Convertible Preferred Stock

      Prior to VistaCare’s initial public offering of common stock (IPO), the Series A-1, Series B, Series C and Series D Convertible Preferred Stock were convertible, at the option of the holder, into Class A Common Stock at any time, subject to certain conditions. In addition, the Series A-1, Series B, Series C and Series D Convertible Preferred Stock were also subject to mandatory conversion into Class A Common Stock upon certain conditions, including the issuance of Class A Common Stock in an initial public offering.

      Upon the closing of the IPO, the Convertible Preferred stock was mandatorily converted to an aggregate of 5,603,111 shares of VistaCare’s Class A Common Stock. Pursuant to the terms of VistaCare’s certificate of incorporation, accumulated dividends on the Series B, Series C and Series D Preferred Stock of $16,486,000 were not payable in the event of a mandatory conversion. Accordingly, the accumulated dividends were reclassified as Additional Paid-in-Capital and no additional dividends have been accrued or recorded subsequent to the IPO.

7.     Stockholders’ Equity

     Common Stock

      Pursuant to VistaCare’s amended and restated certificate of incorporation, VistaCare is authorized to issue 33,000,000 shares of voting Class A Common Stock, $0.01 par value per share, and 400,000 shares of nonvoting Class B Common Stock, $0.01 par value per share.

      The Class B Common Stock is convertible into shares of Class A Common Stock at the holder’s option. At the closing of the IPO 141,904 shares of the Class B Common and each share of the Class C Common Stock were converted into shares of Class A Common Stock.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Common Stock Warrants

      In June 1999, VistaCare issued warrants to an institutional lender to purchase 336,000 shares of Class B Common Stock at an exercise price of $0.025 per share. The number of shares subject to the warrants was reduced to 200,000 in March 2000. In September 2002, the warrants were exercised in full.

      In December 1999, VistaCare issued warrants to a stockholder to purchase 20,000 shares of Class A Common Stock at an exercise price of $0.025 per share. The warrants may be exercised at any time through July 26, 2009.

8.     Stock Plans

1998 Stock Option Plan

      In 1998, VistaCare established a qualified and nonqualified stock option plan (the 1998 Plan) whereby options to purchase shares of VistaCare’s common stock are granted at a price equal to the estimated fair value of the stock at the date of the grant as determined by the Board of Directors. A total of 3,200,000 shares of common stock are reserved for issuance under the 1998 Plan. The options granted under the 1998 Plan typically vest over a three, five or seven-year period.

      Summary information related to the 1998 Plan is as follows:

	Number of	Weighted-
	Shares Under	Average
	Option	Exercise Prices

Options outstanding at January 1, 2000	722,000	$3.23
Granted	285,412	3.75
Canceled	(70,000)	2.88

Options outstanding at December 31, 2000	937,412	3.35
Granted	924,400	3.75
Canceled	(355,412)	3.75

Options outstanding at December 31, 2001	1,506,400	3.50
Granted	872,840	9.81
Exercised	(77,320)	3.16
Canceled	(251,200)	3.43

Options outstanding at December 31, 2002	2,050,720	6.19

      For the years ended December 31, 2000, 2001 and 2002, the weighted average grant date fair value of the options approximated $3.75, $4.22 and $9.81, respectively.

      In accordance with Accounting Principles Board Opinion No. 25 and its related interpretations, certain options were deemed to be subject to compensation charges. VistaCare recorded deferred compensation in connection with the grant of stock options to employees for the year ended December 31, 2001 and 2002 as follows:

•	For options granted in November 2001, February 2002, May 2002, and August 2002, the fair value on the grant dates, as determined by VistaCare’s board of directors, was approximately $3.75, $3.75, $6.25 and $12.50, respectively. In connection with VistaCare’s IPO, VistaCare determined that the estimated deemed fair value of its common stock for accounting purposes to be $5.35, $7.75, $10.33 and $13.75 as of November 2001, February 2002, May 2002 and August 2002, respectively. The compensation charge for these options results from the differential between the exercise price and deemed fair market value at the time of grant.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	In November 2002, 320,000 stock options were granted to VistaCare’s Chief Executive Officer with an exercise price of $12.50 per share. The shares subject to the option vest on September 30, 2012. However, if the average closing price of VistaCare’s common stock during specified periods exceeds specified thresholds (which increase over time), the vesting of the option will be accelerated with respect to a portion of the shares covered by the option. These options are subject to a variable accounting charge until all options vest and as a result of this determination, the Compensation Committee of VistaCare’s Board of Directors has subsequently modified the vesting period of unvested options so as to accelerate the vesting period to February 24, 2003.

      These stock option grants resulted in deferred compensation expense of $446,000 and $2,748,000 in 2001 and 2002, respectively. Approximately $1,100,000 of this deferred charge will be expensed in February 2003 due to the accelerated vesting of the options issued to VistaCare’s Chief Executive Officer. The remaining deferred compensation will be amortized ratably over the respective vesting periods of the options.

      The following table summarizes the stock options outstanding exercisable as of December 31, 2002:

		Weighted Average
		Remaining	Number	Number
	Number	Contractual Life	Vested and	Unvested and
Exercise Price	Outstanding	(Years)	Exercisable	Not Exercisable

$ 1.68	122,000	1	122,000	0
2.50	2,000	1	2,000	0
3.75	1,129,320	4	338,920	790,400
4.13	40,000	4	16,000	24,000
6.25	221,060	5	—	221,060
12.50	536,340	4	100,000	436,340

      Total stock options vested and exercisable as of December 31, 2001 and 2002 was 308,000 and 579,000, respectively.

      Pro forma information regarding net (loss) income is required by SFAS No. 123, Accounting for Stock-Based Compensation, which requires that the information be determined as if VistaCare had accounted for its employee stock options granted during the fiscal periods ended December 31, 2000, 2001 and 2002 under the fair value method of SFAS 123 as disclosed in note 1. The deemed fair value for options granted prior to the IPO was estimated at the date of grant using the minimum value option valuation model, which assumes the stock price has no volatility since the common stock was not publicly traded at the time of grant. The following assumptions were used to calculate the deemed fair value of the option awards at the date of grant: no dividend payout expected, expected option life of 5 years and a risk-free interest rate averaging 6.0% for the years ended December 31, 2000, 2001 and 2002.

      The minimum value option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because, among other things, changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. For purposes of pro forma disclosures, the deemed fair value of the options is amortized to expense over the vesting periods.

     2002 Non-Employee Director Stock Option Plan

      In 2002, VistaCare established a Non-Employee Director Stock Option Plan, or the director plan, which authorizes the grant of options to purchase up to 300,000 shares of common stock to non-employee directors. Under the director plan, each future non-employee director will be granted a stock option to purchase 20,000

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares of common stock on the date he or she is first elected to VistaCare’s board of directors. On November 11 of each year effective 2003 each non-employee director will be granted an option to purchase 10,000 shares of VistaCare common stock, provided that he or she attended at least 75% of the meetings of the board of directors in the preceding year or any board committee on which he or she served. The exercise price for all options granted under the director plan will be equal to the fair market value of the common stock on the date of grant. Each option granted under the director plan will be immediately exercisable in full. Each option will expire on the earlier of ten years from the date of grant or on the first anniversary of the date on which the optionee ceases to be a director.

     2002 Employee Stock Purchase Plan

      In 2002, VistaCare established a Employee Stock Purchase Plan, or the purchase plan, provides for the issuance of up to 200,000 shares of VistaCare common stock to participating employees.

      All VistaCare employees, including directors who are employees, and all employees of any participating subsidiaries, whose customary employment is more than 20 hours per week for more than five months in a calendar year are eligible to participate in the purchase plan. Employees who would immediately after the grant own five percent or more of the total combined voting the shares in each offering period will be 85% of the closing price per share of the common stock on either the first or last day of the offering period, whichever is lower. power or value of our stock or any subsidiary are not eligible to participate.

      The purchase plan will be implemented through a series of offerings, the dates of which shall be established from time to time by VistaCare’s board of directors. Participating employees may purchase shares under the purchase plan through periodic payroll deductions, lump sum payments, or both. The purchase price of the shares in each offering period will be 85% of the closing price per share of the common stock on either the first or last day of the offering period, whichever is lower. To date there have been no offerings under the purchase plan.

9.     401(k) Plans

      VistaCare maintains two plans qualified under Section 401(k) of the Internal Revenue Code. Under the 401(k) plans, a participant may contribute a maximum of 10% or 15%, depending on the plan under which he or she participates, of his or her pre-tax salary, commissions and bonuses through payroll deductions, up to the statutorily prescribed annual limit ($11,000 in calendar year 2002). The percentage elected by more highly compensated participants may be required to be lower. In addition, at the discretion of the VistaCare board of directors, VistaCare may make discretionary matching and/or profit-sharing contributions into the 401(k) plans for eligible employees. For the years ended December 31, 2000, 2001 and 2002 VistaCare elected a discretionary match of approximately $26,000, $18,000 and $14,000, respectively.

10.     Minimum Lease Payments

      VistaCare conducts a major part of its operations from leased facilities which include several extended care centers and office space. The leases, which have varying terms, the latest of which expires in 2006, are classified as operating leases.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum rental payments under noncancelable leases with terms in excess of one year as of December 31, 2002, follows (in thousands):

2003	$2,974
2004	2,485
2005	1,822
2006	1,019

$8,300

      Total rental expense was $2,143,000, $2,466,000, and $3,015,000 for the years ended December 31, 2000, 2001, and 2002, respectively.

11.     Related Party Transactions

      In March 1996, VistaCare extended a loan to a former Chief Financial Officer in the original principal amount of $66,000 and bearing interest at 7.5% per annum. The loan was collateralized by a pledge of the shares of common stock issuable upon exercise of a stock option held by the executive. Such stock option, which was exercisable for 48,000 shares of common stock at $1.68 per share, was fully vested when the executive’s employment terminated in June 1999. In September 2002, VistaCare entered into a settlement agreement and mutual release with the executive pursuant to which VistaCare agreed to repurchase the stock option for $105,839, reduced by the outstanding principal and accrued interest on the loan as of June 30, 1999 in the amount of $72,979, and deem such loan fully paid.

      In February 1999 and March 2000, VistaCare paid aggregate consideration of $71,934 to a former Chief Operating Officer for the repurchase of vested options to purchase 34,667 shares of common stock following the executive’s termination of employment.

      In July 1999, VistaCare borrowed $1 million from an existing stockholder pursuant to an unsecured promissory note bearing interest at 8.0% per annum. As consideration for the note, VistaCare issued to the stockholder a warrant to purchase 20,000 shares of common stock at $0.025 per share. The expiration date of the warrant is July 26, 2009. In December 1999, VistaCare paid all accrued interest due under the promissory note and the entire principal balance on the note was applied to the purchase of Class C Common Stock.

      In December 1999, VistaCare issued and sold an aggregate of 1,316,732 of Class C Common Stock at $0.025 per share and an aggregate of 65,000 shares of Series D Preferred Stock at $50 per share to certain existing stockholders and VistaCare’s former Chief Financial Officer. The Class C Common Stock issuance price represented a substantial discount from the estimated fair value of VistaCare’s Class C Common Stock. The purchasers of the Class C Common Stock, except for VistaCare’s former Chief Financial Officer, had previously purchased shares of VistaCare’s Series B Preferred Stock. The Class C Common Stock was issued as a means of adjusting the conversion price of certain shares of Series B Preferred Stock previously sold to those purchasers in exchange for a limited release from those purchasers of claims they had related to the accuracy of certain representations and warranties made in connection with the previous sale of the Series B Preferred Stock. There was no beneficial conversion feature to this transaction as the effective adjusted conversion price of these shares of Series B Preferred Stock exceeded the estimated fair value of the Class A Common Stock at the time of this transaction.

      In November 2000, VistaCare entered into a severance agreement and full release of claims with a former Vice President in connection with the executive’s termination of employment. Under this agreement, VistaCare made severance payments totaling $102,000, and agreed to continue the executive’s health benefits for a period of six months following the date of the executive’s termination of employment. In exchange for the severance payments, the executive waived all claims against VistaCare arising from the executive’s employment, agreed to maintain the confidentiality of information relating to VistaCare’s business and not to

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compete with VistaCare’s business or solicit VistaCare’s employees for six months following the executive’s termination of employment.

      In October 2001, VistaCare entered into a full and final release of claims with a former Chief Operating Officer in connection with the termination of the executive’s employment. At that time, VistaCare made a severance payment to the executive totaling $250,000. In exchange for the severance payment, the executive waived all claims against VistaCare arising from the executive’s employment, agreed to maintain the confidentiality of information relating to VistaCare’s business, and agreed not to compete with VistaCare’s business prior to December 31, 2001 or to solicit VistaCare’s employees for six months following the executive’s termination of employment.

      In February 2002, VistaCare entered into a settlement agreement, buy-sell agreement and mutual release with a former Chief Financial Officer in connection with the executive’s termination of employment. Pursuant to that agreement, VistaCare made a severance payment of $247,500 to the executive. VistaCare also paid the executive $502,500 to repurchase 5,000 shares of its Series D Preferred Stock and to settle all claims arising prior to the date of the agreement, including claims arising from the executive’s employment.

      In October 2002, VistaCare entered into a severance agreement and mutual release of claims with a former Executive Vice President in connection with the executive’s termination of employment. Pursuant to that agreement, VistaCare agreed to make aggregate severance payments of $194,000. In addition, VistaCare agreed to provide continuing health insurance benefits for a period of six months following termination. In exchange for these benefits, the executive waived all claims against VistaCare arising from the executive’s employment, and agreed to maintain the confidentiality of information relating to VistaCare’s business and not to compete with VistaCare for a period of one year following the executive’s termination of employment.

      For the year ended December 31, 2002, VistaCare donated $455,000 to the VistaCare Foundation (the Foundation). The donation is reported in general and administrative expenses. The Foundation is a non-profit corporation that was established by VistaCare’s Chairman of the Board for the purpose of soliciting, investing and distributing funds for hospice related care. Although one of VistaCare’s directors and one of VistaCare’s executives serve on the Foundation’s board of directors, VistaCare does not presently have an ownership or controlling interest in the Foundation. For 2002, the Foundation contributed to VistaCare approximately $159,000 for patient care to patients who lack means to pay for such care, which was recorded as net patient revenue.

12.     Litigation

      VistaCare and one of it’s former employees are currently defendants in an action initiated on February 5, 2003 in the United States District Court in the District of Nevada. The action, Bradeen et. al. v. Vista Hospice Care, Inc. and Edward Raymond Lowe, relates to a fatal motor vehicle accident involving a VistaCare former employee. The plaintiffs in the action allege that the former employee, while acting within the scope of his employment by VistaCare, negligently and recklessly caused a motor vehicle collision that resulted in the death of two people. The plaintiffs seek pecuniary and punitive damages in an unspecified amount. VistaCare filed a motion to dismiss the action. VistaCare maintained aggregate liability insurance of $4.0 million at the time of the accident. VistaCare has determined, without considering any possible insurance recovery, that a loss in connection with this matter is possible, but not probable and estimateable. Accordingly, VistaCare has not recorded any liability relating to this matter.

      VistaCare is involved in various other litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from pending litigation and administrative proceedings will not, individually or in the aggregate, have a material adverse effect on VistaCare’s financial position, results of operations, or cash flows.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Dilutive Securities

      The following table presents the calculation of basic and diluted net (loss) income per common share (in thousands, except per share information):

	Year Ended December 31,

	2000	2001	2002

Numerator
Net (loss) income	$(383)	$(6,712)	$7,556
Series B, C and D
Preferred Stock Dividends	(3,482)	(3,839)	(4,052)

Numerator for basic and diluted earnings per share — (loss) income available to common stockholders	$(3,865)	$(10,551)	$3,504

Denominator
Denominator for basic net (loss) income per share — weighted average shares	5,098	5,098	5,580
Effect of dilutive securities
Employee stock options	—	—	729
Series A-1 Preferred Stock	—	—	298
Common stock warrants	—	—	159

Denominator for diluted net (loss) income per share — adjusted weighted average shares and assumed conversion	5,098	5,098	6,766

Net (loss) income per common share:
Basic net (loss) income to common stockholders	$(0.76)	$(2.07)	$.63

Diluted net (loss) income to common stockholders	$(0.76)	$(2.07)	$.52

      The effect of dilutive securities amounting to 5,934,000, 6,056,000, and 5,090,000 was not included in the diluted earnings per share calculation for the years ended December 31, 2000, 2001 and 2002, respectively, because inclusion of the securities would be anti-dilutive.

14.     Allowance for Denials

      The allowance for denials for patient accounts receivable is as follows (in thousands):

	Balance at		Write-Offs,	Balance
	Beginning	Provision for	Net of	at End of
	of Year	Denials	Recoveries	Year

Year ended December 31, 2000	$3,680	$3,313	$(3,616)	$3,377
Year ended December 31, 2001	3,377	6,199	(5,086)	4,490
Year ended December 31, 2002	4,490	2,748	(2,876)	4,362

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

      Some of the information required by this Part III will be included in the definitive proxy statement for our 2003 Annual Meeting of Stockholders, which for purposes of this report we refer to as our annual proxy statement. We will submit our annual proxy statement to the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report. That information is incorporated into this Part III by reference.

Item 10.	Directors and Executive Officers of the Registrant

      Information required by this Item relating to our executive officers is set forth in Part I, immediately following Item 4, of this report under the caption “Executive Officers”. Information required by this Item concerning our directors is incorporated by reference to our annual proxy statement under the heading “Election of Directors”. Information concerning the compliance of our officers, directors and 10% stockholders with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information contained in our annual proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”.

Item 11.	Executive Compensation

      Information required by this Item is incorporated by reference to our annual proxy statement under the captions “Compensation of Directors” and “Executive Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information required by this Item is incorporated by reference to our annual proxy statement under the headings “Security Ownership of Certain Beneficial Owners, Directors and Management” and “Equity Compensation Plans”.

Item 13.	Certain Relationships and Related Transactions

      Information required by this Item is incorporated by reference to our annual proxy statement under the heading “Certain Relationships and Related Transactions”.

Item 14.	Controls and Procedures

      Within 90 days before the filing of this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures and the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with the Securities and Exchange Commission. Richard R. Slager, our Chief Executive Officer, and Mark E. Liebner, our Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Slager and Liebner concluded that, as of the date of their evaluation, our disclosure controls were effective.

      Since the date of the evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

      The following consolidated financial statements are included in Item 8.

•	Consolidated Balance Sheets at December 31, 2001 and 2002;

•	Consolidated Statements of Operations for the years ended December 31, 2000, 2001 and 2002;

•	Consolidated Statements of Changes in Preferred Stock and Stockholders’ (Deficit) Equity for the years ended December 31, 2000, 2001 and 2002; and

•	Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002.

      (2) Financial Statement Schedules

      All financial statement schedules are omitted because the required information is not present or not present in sufficient amounts to require submission of the schedule or because the information is reflected in the consolidated financial statements or the notes thereto.

      (3) Exhibits

      The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this report.

(b) Reports on Form 8-K

      We did not file any reports on Form 8-K during the last quarter of the period covered by this report.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTACARE, INC.

By:	/s/ RICHARD R. SLAGER

Richard R. Slager
President and Chief Executive Officer

Dated: March 31, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2003 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ RICHARD R. SLAGER Richard R. Slager	President and Chief Executive Officer (principal executive officer), Director
/s/ MARK E. LIEBNER Mark E. Liebner	Chief Financial Officer (principal financial and accounting officer)
/s/ BARRY M. SMITH Barry M. Smith	Chairman of the Board of Directors
/s/ PERRY G. FINE, MD Perry G. Fine, MD	Director
/s/ WILLIAM J. MCBRIDE William J. McBride	Director
/s/ DAVID A. FREEMAN David A. Freeman	Director
/s/ PETE A. KLISARES Pete A. Klisares	Director
/s/ RONALD A. MATRICARIA Ronald A. Matricaria	Director

I, Richard R. Slager, certify that:

1. I have reviewed this annual report on Form 10-K of VistaCare, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RICHARD R. SLAGER

Richard R. Slager
President and Chief Executive Officer
(principal executive officer)

Date: March 31, 2003

I, Mark E. Liebner, certify that:

1. I have reviewed this annual report on Form 10-K of VistaCare, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MARK E. LIEBNER

Mark E. Liebner
Chief Financial Officer
(principal financial and accounting officer)

Date: March 31, 2003

Exhibit Index

Exhibit No.	Exhibit

3.03*	Fourth Amended and Restated Certificate of Incorporation of VistaCare, Inc.
3.04*	Amended and Restated By-Laws of VistaCare, Inc.
4.01*	Specimen certificate for shares of VistaCare, Inc. common stock.
10.01*	1998 Stock Option Plan, as amended and restated November 11, 2002.
10.02*	2002 Employee Stock Purchase Plan.
10.03*	2002 Non-Employee Director Stock Option Plan, as amended and restated November 11, 2002.
10.04*	Employee Bonus Plan.
10.05*	Amended and Restated Loan and Security Agreement dated as of June 3, 2002 by and among VistaCare, Inc. and its subsidiaries and Healthcare Business Credit Corporation.
10.06*	Post Closing Obligations and First Amendment and Waiver to Amended and Restated Loan and Security Agreement, dated as of July 29, 2002, by and among VistaCare, Inc. and its subsidiaries and Healthcare Business Credit Corporation.
10.11*	Warrant dated December 27, 1999 issued to Bessemer Venture Partners III L.P.
10.12*	Registration Rights Agreement dated as of August 29, 1997 by and among Vista Hospice Care, Inc. and the investors named therein (the “Registration Rights Agreement”).
10.13*	Amendment No. 1 to the Registration Rights Agreement dated as of June 15, 1998 by and among Vista Hospice Care, Inc., VistaCare, Inc. and the investors named therein.
10.14*	Amendment No. 2 to the Registration Rights Agreement dated as of July 17, 1998 by and among Vista Hospice Care, Inc. and the investors named therein.
10.15*	Amendment No. 3 to the Registration Rights Agreement dated as of December 30, 1998 by and among Vista Hospice Care, Inc., VistaCare, Inc. and the investors named therein.
10.16*	Amendment No. 4 to the Registration Rights Agreement dated as of December 27, 1999 by and among VistaCare, Inc. and the investors named therein.
10.17*	Form of Indemnification Agreement between VistaCare, Inc. and its directors and officers.
10.18*	Office Lease Agreement dated April 12, 1999 by and between VistaCare, Inc. and McCormick Place, L.L.C.
10.19*	First Amendment to Lease Agreement dated as of August 31, 1999 by and between VistaCare, Inc. and McCormick Place, L.L.C.
10.20*	Second Amendment to Lease Agreement dated as of October 25, 1999 by and between VistaCare, Inc. and McCormick Place, L.L.C.
10.21*	Employee Confidentiality and Non-Competition Agreement dated as of November 22, 1995 by and between Vista Hospice Care, Inc. and Barry M. Smith.
10.22*	Employment Offer Letter dated May 24, 2001 by and between VistaCare, Inc. and Richard R. Slager.
10.23*	Employment Offer Letter dated August 1, 1996 by and between Vista Hospice Care, Inc. and Perry G. Fine, M.D.
10.24*	Employment Offer Letter dated July 31, 1998 by and between VistaCare, Inc. and Perry G. Fine, M.D.
10.25*	Settlement Agreement, Buy-Sell Agreement and Mutual Release dated as of February 12, 2002 by and between VistaCare, Inc. and David E. Daucher.
10.26*	Full and Final Release of Claims dated as of October 31, 2001 by and between VistaCare, Inc. and Lois Armstrong.
10.27*	Key Employee Sale Bonus Plan.
10.28*	Management Agreement dated as of October 9, 2002 by and between VistaCare, Inc. and Richard R. Slager.
10.29*	Management Agreement dated as of October 9, 2002 by and between VistaCare, Inc. and Mark E. Liebner.
10.30*	Management Agreement dated as of October 9, 2002 by and between VistaCare, Inc. and Carla A. Davis.

Exhibit No.	Exhibit

10.31*	Management Agreement dated as of October 9, 2002 by and between VistaCare, Inc. and Stephen Lewis.
10.32*	Settlement Agreement and Mutual Release dated as of September 3, 2002 by and between VistaCare, Inc. and Lloyd S. Wylie.
10.33*	Stock Purchase Agreement, dated December 23, 1999, by and among VistaCare, Inc., Bessemer Venture Partners III L.P. and the investors named therein.
10.34*	Limited Release dated as of December 27, 1999 by and among VistaCare, Inc. and the purchasers of the Series B Preferred Stock named therein.
10.35*	Restriction Agreement dated as of July 1, 2002 by VistaCare, Inc., the Barry and Julia Smith Family Trust and B&J Smith Associates, Limited Partnership.
10.36*	Severance Agreement and Full Release of Claims dated October 14, 2002 by and between VistaCare, Inc. and Philip B. Arnold.
10.37*	Nonstatutory Stock Option Agreement dated November 20, 2002 by and between VistaCare, Inc. and Richard R. Slager.
10.38	Lease Agreement dated January 16, 2003 by and between Anchor-Forum Portales I, LLC and VistaCare, Inc.
21.01*	Subsidiaries.
23.01	Consent of Ernst & Young LLP, Independent Auditors
99.1	Certification pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer)
99.2	Certification pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer)

*	Previously filed with the Securities and Exchange Commission as an exhibit to the registrant’s registration statement on Form S-1 (Registration No. 333-98033) dated August 13, 2002, or an amendment thereto, and incorporated herein by reference to the same exhibit number.