Form 10-Q
period 2003-03-31
VISTACARE INC
filed 2003-04-29
CIK 787030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes   [   ] No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes   [X] No

     As of April 15, 2003, there were outstanding 15,545,939 shares of the registrant’s Class A Common Stock, $0.01 par value per share, and 58,096 shares of the registrant’s Class B Common Stock, $0.01 par value per share.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VISTACARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31	March 31
	2002	2003

		(unaudited)
	(In thousands, except
	per share information)
ASSETS
Current assets:
Cash and cash equivalents	$39,104	$39,511
Patient accounts receivable	19,075	20,124
Patient accounts receivable room & board	7,613	9,125
Prepaid expenses and other current assets	1,312	2,321

Total current assets	67,104	71,081
Equipment, net	2,612	2,835
Goodwill, net of amortization	20,564	20,564
Other assets	4,663	5,255

Total assets	$94,943	$99,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,288	$2,415
Accrued expenses	22,982	23,576
Current portion of long-term debt	250	250
Current portion of capital lease obligations	82	84

Total current liabilities	25,602	26,325
Capital lease obligations, less current portion	94	72
Stockholders’ equity:
Class A Common Stock, $0.01 par value; authorized 33,000,000 shares; 15,420,899 and 15,545,939 shares issued and outstanding at December 31, 2002 and March 31, 2003, respectively	154	155
Class B Common Stock, $0.01 par value; authorized 200,000 shares; 58,096 shares issued and outstanding at December 31, 2002 and March 31, 2003	1	1
Additional paid-in capital	101,161	101,216
Deferred compensation	(2,552)	(1,341)
Accumulated deficit	(29,517)	(26,693)

Total stockholders’ equity	69,247	73,338

Total liabilities and stockholders’ equity	$94,943	$99,735

See accompanying notes to condensed consolidated financial statements.

VISTACARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31
	2002	2003

	(unaudited)
	(In thousands, except per share information)
Net patient revenue	$27,674	$42,001
Operating expenses:
Patient care	17,269	24,085
General and administrative expenses, exclusive of stock-based compensation charges reported below	8,911	13,352
Depreciation and amortization	272	344
Stock-based compensation	50	1,047

Total operating expenses	26,502	38,828

Operating income	1,172	3,173

Non-operating (expense) income:
Interest income	2	101
Interest expense	(201)	(48)
Other expense	(28)	(16)

Total non-operating (expense) income	(227)	37

Net income before income taxes	945	3,210
Income tax expense	36	386

Net income	909	2,824
Accrued preferred stock dividends	1,032	—

Net (loss) income to common stockholders	$(123)	$2,824

Net (loss) income per common share:
Basic net (loss) income per common share	$(0.02)	$0.18

Diluted net (loss) income per common share	$(0.02)	$0.17

Weighted average shares outstanding:
Basic	5,100	15,500

Diluted	5,100	16,656

See accompanying notes to condensed consolidated financial statements.

VISTACARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2002	2003

	(unaudited)
	(In thousands)
Operating activities
Net income	$909	$2,824
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	272	344
Warrant amortization	38	—
Deferred compensation related to stock options	50	1,047
Changes in operating assets and liabilities:
Patient accounts receivable	(4,605)	(2,560)
Prepaid expenses and other	(390)	(1,008)
Accounts payable and accrued expenses	336	700

Net cash (used in) provided by operating activities	(3,390)	1,347
Investing activities
Purchases of equipment	(71)	(425)
Increase in other assets	(243)	(735)

Net cash used in investing activities	(314)	(1,160)
Financing activities
Net proceeds on long-term debt	3,194	—
Proceeds from issuance of common stock from exercise of stock options	—	220

Net cash provided by financing activities	3,194	220

Net (decrease) increase in cash and cash equivalents	(510)	407
Cash and cash equivalents, beginning of period	1,384	39,104

Cash and cash equivalents, end of period	$874	$39,511

See accompanying notes to condensed consolidated financial statements.

VISTACARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)

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

1.     Significant Accounting Policies

Basis of Presentation

     The accompanying condensed consolidated financial statements include accounts of VistaCare and its wholly-owned subsidiaries: VistaCare USA, Inc., Vista Hospice Care, Inc., and FHI Health Services, Inc. (including its wholly-owned subsidiaries). Intercompany transactions and balances have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

     The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in VistaCare Inc.’s annual report on Form 10-K for the year ended December 31, 2002.

Capitalized Software Development Costs

     VistaCare capitalizes certain internal salaries related to the development of computer software used in its operations. Such capitalized software development costs are being amortized over three years. Capitalized software development costs, net of amortization, included in other assets, amounted to $3,965,000 million at December 31, 2002 and $4,273,000 million at March 31, 2003, respectively. Costs incurred during the preliminary project stage and post implementation/operations stage are expensed as incurred.

Goodwill

     During 1998, VistaCare completed the acquisitions of FHI Health Services, Inc. and Vencor Hospice, Inc. (VistaCare USA, Inc.). During 2002, VistaCare completed the acquisition of Palliative Care Concepts, Inc. The difference between the purchase prices and the fair value of assets acquired and liabilities assumed was recorded as goodwill. Prior to January 1,

VISTACARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2003
(Unaudited)

2002, VistaCare amortized goodwill over a period of 30 years. Amortization related to goodwill totalled $2,408,000 on January 1, 2002 and 2003. No amortization was recognized in the three months ended March 31, 2002 and 2003.

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which became effective for VistaCare in the first quarter of 2002. Under these new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests that must be conducted at least annually, or more often if events or circumstances arise that indicate that the carrying value of the goodwill associated with VistaCare’s acquired businesses exceeds its fair market value. VistaCare determined that no impairment of goodwill existed at December 31, 2002 or at March 31, 2003.

Acquisition

     In August 2002, VistaCare completed the acquisition of Palliative Care Concepts, Inc., a hospice program in Albuquerque, New Mexico. VistaCare paid $2,500,000 in cash and issued a $250,000 unsecured promissory note to the seller in connection with the acquisition. The purchase price was allocated primarily to goodwill.

Net Patient Revenue

     Net patient revenue is the amount VistaCare believes it is entitled to collect for its services, adjusted as described below. The amount VistaCare believes it is entitled to collect for its services varies depending on the level of care provided, the payor and the geographic area where services are rendered. Net patient revenue includes adjustments for charity care and estimated payment denials (which VistaCare experiences from time to time for reasons such as its failure to submit complete and accurate claim documentation, its failure to provide timely written physician certifications as to patient eligibility, or the payor deems the patient ineligible for insurance coverage), contractual adjustments, amounts VistaCare estimates it could be required to repay to Medicare, such as payments that VistaCare would be required to make in the event that any of its programs exceed the annual per-beneficiary cap, and subsequent changes to initial level of care determinations. VistaCare adjusts its estimates from time to time based on its billing and collection experience. VistaCare believes that it can reasonably estimate such adjustments to net patient revenue because it has significant historical experience and because it has a centralized billing and collection department that continually monitors the factors that could potentially result in a change in estimate. There were no material changes in estimates to net patient revenue for the year ended December 31, 2002 or the three-month periods ended March 31, 2002 and 2003. Vistacare recognizes net patient revenue once the patient’s hospice eligibility has been certified, the patient’s coverage from a payment source has been verified and services have been provided to that patient.

     Approximately 97% and 96% of VistaCare’s net patient revenue was derived from the Medicare and Medicaid programs for the three-month periods ended March 31, 2002 and 2003, respectively. VistaCare operates under arrangements with Medicare, Medicaid and other third-party payors pursuant to which these payors reimburse VistaCare for services it provides

VISTACARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2003
(Unaudited)

to hospice-eligible patients these payors cover, subject only to VistaCare’s submission of adequate and timely claim documentation. VistaCare has a patient intake process that screens patients for hospice eligibility and identifies whether their care will be covered by Medicare, Medicaid, private insurance, managed care or self-pay. Whether Medicare or Medicaid continue to provide reimbursement for hospice care is dependent upon governmental policies.

Medicare and Medicaid Regulation

     VistaCare is subject to certain limitations on Medicare payments for services. Specifically, if the number of inpatient care days of care any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provides to all patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine home care rate. None of VistaCare’s hospice programs exceeded the payment limits on inpatient services in the three-month periods ended March 31, 2002 or 2003.

     VistaCare is also subject to a Medicare annual per-beneficiary cap. Compliance with the Medicare per-beneficiary cap is measured by comparing the cost of services provided to each Medicare beneficiary by each hospice program during the Medicare fiscal year ending October 31 to the per-beneficiary cap amount for each Medicare beneficiary in such program who elects to receive the Medicare hospice benefit for the first time during such fiscal year. VistaCare recorded reductions to net patient revenue of approximately $399,000 for the three months ended March 31, 2003, respectively, as estimates for exceeding the Medicare per-beneficiary cap. VistaCare did not record any reduction to net patient revenue for the three months ended March 31, 2002 as an estimate for exceeding the per-beneficiary cap in that period. As of the date of this report, VistaCare had not been assessed any amounts for exceeding the per-beneficiary cap for the assessment periods that began on November 1, 2001 and November 1, 2002. VistaCare management believes that as of March 31, 2003 adequate reserves have been established for this potential liability.

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

Charity Care

     VistaCare provides care at no cost to patients who are not eligible for insurance coverage and meet certain financial need criteria established by VistaCare. Charity care totaled approximately $513,000 and $666,000 for the three months ended March 31, 2002 and 2003, respectively. Because VistaCare does not pursue collection of amounts determined to qualify as charity care, these amounts are not recorded in net patient revenue. Costs VistaCare incurs in providing charity care are recorded as patient care expenses.

VISTACARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2003
(Unaudited)

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

     Nursing home costs totaled approximately $3,700,000 and $7,500,000 for the three months ended March 31, 2002 and 2003, respectively. Nursing home revenue totaled approximately $3,500,000 and $7,100,000 for the three months ended March 31, 2002 and 2003, respectively.

Income Taxes

     VistaCare accounts for income taxes under the liability method as required by SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on temporary differences between financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which the related taxes are expected to be paid or recovered. Valuation allowances are established against the deferred tax assets due to the uncertainty of VistaCare’s ability to use net operating tax loss carryforwards in the future.

Medical Malpractice

     VistaCare is covered by claims-made general and professional liability insurance coverage with limits of $1,000,000 per claim and $3,000,000 in the aggregate. VistaCare has not experienced any uninsured medical malpractice losses.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

VISTACARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2003
(Unaudited)

Stock-Based Compensation

     VistaCare has elected to follow Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123 (SFAS 123), Accounting for Stock-Based Compensation. Under APB No. 25, if the exercise price of VistaCare’s stock options equals or exceeds the estimated fair value of the underlying stock on the dates of grant, no compensation expense is recognized. However, if the exercise prices of VistaCare’s stock options are less than the estimated fair value, on the date of grant, then compensation expense will be recognized for the difference over the related vesting periods.

     If compensation for options granted under VistaCare’s stock option plan had been determined based on the deemed fair value at the grant date consistent with the method provided under SFAS 123, then VistaCare’s net (loss) income would have been as indicated in the pro forma table below (in thousands, except per share information).

	Three Months Ended
	March 31
	2002	2003

Net (loss) income to common stockholders:
As reported:	$(123)	$2,824
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	50	1,047
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(75)	(787)

Pro forma net (loss) income to common stockholders	$(148)	$3,084

Basic net (loss) per common share:
As reported	$(0.02)	$0.18
Pro forma	(0.03)	0.20
Diluted net (loss) per common share:
As reported	$(0.02)	$0.17
Pro forma	(0.03)	0.19
Weighted average shares used in computation:
Basic	5,100	15,500
Diluted	5,100	16,656

Initial Public Offering

     On December 23, 2002, VistaCare completed its initial public offering of common stock (IPO) at $12.00 per share. VistaCare sold 4,500,000 shares and received $48,145,000 in net proceeds from the IPO. The remaining proceeds will be used to finance potential acquisitions of hospices and for other corporate purposes. Upon the closing of the IPO in December 2002, all of VistaCare’s redeemable and convertible preferred stock was converted into 5,603,111 shares of VistaCare’s Class A common stock. The accumulated dividends on VistaCare’s Series B, C and D preferred stock of $16,486,000, which were not payable in the event of a mandatory conversion, were reclassified as additional paid-in-capital and no additional dividends will be accrued or recorded subsequent to the IPO.

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

VISTACARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2003
(Unaudited)

Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. This statement eliminates accounting treatment for reporting gains or losses on debt extinguishments and amends certain other existing accounting pronouncements. The adoption of this standard is not expected to have a material effect on VistaCare’s consolidated financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 nullifies the guidance in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Under EITF No. 94-3, an entity recognizes a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS No. 146, the FASB acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to the other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activities be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activity that are initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on VistaCare’s financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires certain guarantees to be recorded at fair value. FIN No. 45 also requires a guarantor to make certain disclosures about guarantees even when the likelihood of making any payments under the guarantee is remote. FIN No. 45 is effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation did not have a material effect on VistaCare’s consolidated financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation and provides alternative methods of transition for a voluntarily change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic method of APB Opinion No. 25. As allowed by SFAS No. 123, VistaCare has elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 123 as of December 1, 2002.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. FIN No. 46 addresses the consolidation and financial reporting of variable interest entities. FIN No. 46 is effective for financial statements of interim or annual periods beginning after June 15, 2002 for variable interest entities created before February 1, 2003, or immediately for variable interest entities created after February 1, 2003. The adoption of this interpretation is not expected to have a material effect on VistaCare’s consolidated financial position or results of operations.

VISTACARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2003
(Unaudited)

2. Accrued Expenses

     A summary of accrued expenses follows (in thousands):

	December 31, 2002	March 31, 2003

Treatment costs	$10,758	$10,530
Self-insured health costs	1,994	2,508
Salaries and payroll taxes	5,119	4,808
Medicare cap accrual	1,263	1,662
Other	3,848	4,068

	$22,982	$23,576

3. Income Taxes

     VistaCare’s provisions for income taxes for the three-month periods ended March 31, 2002 and March 31, 2003 reflect its estimates of the effective tax rate VistaCare expected to be applicable for the full year. This estimate is re-evaluated by management each quarter based upon forecasts of income before taxes for the year. VistaCare’s effective tax rate in these periods was lower than the federal statutory rates primarily due to its use of tax credits and net operating loss carryforwards.

4. Long-Term Debt

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

     Under the revolving line of credit, VistaCare may borrow, repay and reborrow an amount equal to the lesser of: (i) $30,000,000 or (ii) 85% of the estimated net value of eligible accounts receivable. As of March 31, 2003, approximately $19,002,000 was available for borrowing under the revolving line of credit. The maturity date of the revolving line of credit is April 30, 2005. As of March 31, 2003, there was no balance outstanding on the revolving line of credit.

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

VISTACARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2003
(Unaudited)

5. Dilutive Securities

     The following table presents the calculation of basic and diluted net (loss) income per common share (in thousands, except per share information):

	Three Months End
	March 31

	2002	2003

Numerator
Net (loss) income	$909	$2,824
Series B, C and D
Preferred Stock Dividends	(1,032)	—

Numerator for basic and diluted earnings per share — (loss) income available to common stockholders	$(123)	2,824

Denominator
Denominator for basic net income per share — weighted average shares	5,100	15,500
Effect of dilutive securities
Employee stock options	—	1,078
Common stock warrants	—	20
Class B Common Stock	—	58

Denominator for diluted net income per share — adjusted weighted average shares and assumed conversion	5,100	16,656

Net (loss) income per common share:
Basic net (loss) income to common stockholders	$(0.02)	$0.18

Diluted net (loss) income to common stockholders	$(0.02)	$0.17

     The effect of dilutive securities amounting to 6,672,000 was not included in the diluted earnings per share calculation for the three months ended March 31, 2002 because inclusion of the securities would be anti-dilutive.

6. Allowance for Denials

     The allowance for denials for patient accounts receivable is as follows (in thousands):

VISTACARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2003
(Unaudited)

	Balance at		Write-Offs,	Balance
	Beginning	Provision for	Net of	at End of
	of Period	Denials	Recoveries	Period

Year ended December 31, 2000	$3,680	$3,313	$(3,616)	$3,377
Year ended December 31, 2001	3,377	6,199	(5,086)	4,490
Year ended December 31, 2002	4,490	2,748	(2,876)	4,362
Three Months Ended March 31, 2003	4,362	861	(29)	5,194

7. Litigation

     VistaCare and one of its former employees are currently defendants in an action initiated on February 5, 2003 in the United States District Court in the District of Nevada. The action, Bradeen et al. v. Vista Hospice Care, Inc. and Edward Raymond Lowe, relates to a fatal motor vehicle accident involving a VistaCare former employee. The plaintiffs in the action allege that the former employee, while acting within the scope of his employment by VistaCare, negligently and recklessly caused a motor vehicle collision that resulted in the death of two people. The plaintiff’s seek pecuniary and punitive damages in an unspecified amount. The court is considering VistaCare’s motion to dismiss the action. VistaCare maintained aggregate liability insurance of $4.0 million at the time of the accident. VistaCare has determined, without considering any possible insurance recovery, that a loss in connection with this matter is possible, but not probable and estimable. Accordingly, VistaCare has not recorded any liability relating to this matter.

     VistaCare is involved in various other litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from pending litigation and administrative proceedings will not, individually or in the aggregate, have a material adverse effect on VistaCare’s financial position, results of operations, or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     We are a leading provider of hospice services in the United States. We began operations in November 1995. Through the development of new programs and two significant acquisitions in 1998, we now provide service through 39 hospice programs serving patients in 14 states. Since our 1998 acquisitions, we have more than doubled our patient census primarily as a result of same-store growth. Our patient census at March 31, 2003 was approximately 4,300 patients. For the three months ended March 31, 2003, our net patient revenue was $42.0 million, which represents a 51.6% increase over our net patient revenue of $27.7 million for the three months ended March 31, 2002. For the three months ended March 31, 2003, we recorded net income before accrued preferred stock dividends of $2.8 million, as compared to net income before accrued preferred stock dividends of $0.9 million for the three months ended March 31, 2002.

     On December 23, 2002, we completed our initial public offering of common stock. We sold 4.5 million shares at an offering price of $12.00 per share. We received net proceeds of approximately $48.1 million after deducting the underwriting discount and offering expenses. Use of the offering proceeds included repayment of $11.0 million of outstanding principal and accrued interest on our credit facility and $0.3 million to redeem all of the shares of our Series A-2 Preferred Stock that were outstanding prior to the offering.

Net Patient Revenue

     Net patient revenue is the amount we believe we are entitled to collect for our services, adjusted as described below. The amount we believe we are entitled to collect for our services varies depending on the level of care provided, the payor and the geographic area where the services are rendered. Net patient revenue includes adjustments for:

•	estimated payment denials and contractual adjustments;

•	patients who do not have insurance coverage and who are deemed financially in need of charity care;

•	amounts we estimate we could be required to repay to Medicare, such as amounts that we would be required to repay if any of our programs exceed the annual per-beneficiary cap, as described below under “Critical Accounting Policies and Significant Estimates — Adjustments to Net Patient Revenue for Exceeding the Medicare Per-Beneficiary Cap”; and

•	subsequent changes to initial level of care determinations.

     We adjust our estimates from time to time based on our billing and collection experience. Only after a patient’s hospice eligibility has been determined, a payment source has been identified and services have been provided do we recognize net patient revenue for services that we provide to that patient.

     We derive net patient revenue from billings to Medicare, Medicaid, private insurers, managed care providers, patients and others. We operate under arrangements with those payors pursuant to which they reimburse us for services we provide to hospice eligible patients they cover, subject only to our submission of adequate and timely claim documentation. Our patient intake process screens patients for hospice eligibility and identifies whether their care will be covered by Medicare, Medicaid, private insurance, managed care or self-pay. Medicare reimbursements account for the majority of our net patient revenue. Our net patient revenue is determined primarily by the number of billable patient days, the level of care provided and reimbursement rates. The number of billable patient days is a function of the number of patients admitted to our programs and the number of days that those patients remain in our care (length of stay). We exceeded the industry average in achieving an average length of stay of 86 days and 84 days for the year ended December 31, 2002 and the three months ended March 31, 2003, respectively. We attribute our ability to exceed the industry average in terms of length of stay to several factors. First, our percentage of non-cancer patients has been increasing and those patients have a higher average length of stay than cancer patients. Second, we believe that our open access philosophy and our efforts to educate referral sources about hospice care is encouraging earlier transfers of patients to hospice care. Finally, a significant amount of our growth in recent periods has been in rural markets where more patients turn to hospice care because access to intensive care hospitals or other alternative sites for hospice-eligible patients is more difficult.

     The table below sets forth the percentage of our net patient revenue in the three-month periods ended March 31, 2002 and March 31, 2003 derived from Medicare, Medicaid, private insurers and managed care payors.

	Three Months Ended
	March 31,

	2002	2003

Medicare	93.6%	92.3%
Medicaid	2.9%	3.6%
Private insurers and managed care	3.5%	4.1%

     Medicare, Medicaid and most private insurers and managed care providers pay for hospice care at a daily or hourly rate that varies depending on the level of care provided. The table below sets forth the percentage of our net patient revenue generated under each of the four Medicare levels of care for the periods indicated:

	Three Months Ended
	March 31,

Level of Care	2002	2003

Routine Home Care	93.2%	93.1%
General Inpatient Care	6.6%	6.3%
Continuous Home Care	0.1%	0.1%
Respite Inpatient Care	0.1%	0.5%

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

     Patient care expenses consist primarily of salaries, benefits, payroll taxes and travel costs associated with our hospice care providers and program level administrative and marketing personnel. Patient care expenses also include the cost of pharmaceuticals, durable medical equipment, medical supplies, inpatient arrangements, nursing home costs, net, and purchased services such as ambulance, infusion and radiology. We incur inpatient facility costs primarily through per diem lease arrangements with hospitals and skilled nursing facilities where we provide our services. We also operate a 12-bed, stand-alone inpatient hospice facility and a 10-bed, hospital-based inpatient facility. Patient length of stay impacts our patient care expenses as a percentage of net patient revenue. Patient care expenses are generally higher during the initial and latter days of care. In the initial days of care, expenses tend to be higher because of the initial purchases of pharmaceuticals, medical equipment and supplies and the administrative costs of determining the patient’s hospice eligibility, registering the patient and organizing the plan of care. In the latter days of care, expenses tend to be higher because patients generally require more services, such as pharmaceuticals and nursing care, due to their deteriorating medical condition. Accordingly, if lengths of stay decline, those higher costs are spread over fewer days of care, which increases patient care expenses as a percentage of net patient revenue and negatively impacts profitability. Patient care expenses are also impacted by the geographic concentration of patients. Labor expenses, which represent the single largest category of patient care expenses, tend to be less if patients are geographically concentrated and hospice care providers are required to spend less time traveling and can care for more patients.

     For our patients who receive nursing home care under state Medicaid programs in states other than Arizona, Oklahoma, Pennsylvania and South Carolina, the applicable Medicaid program pays us an amount equal to no more than 95% of the Medicaid per diem nursing home rate for room and board services furnished to the patient by the nursing home in addition to the Medicare or Medicaid routine home care per diem payment. We pay the nursing home for these room and board services at a rate between 95% and 100% of the full Medicaid per diem nursing home rate, depending on the terms of the contract between us and the nursing home. We include the difference between the amount we pay the nursing home and the amount we receive from Medicaid in patient care expenses. We refer to this difference as “nursing home costs, net”. Our nursing home costs, net, were $0.2 million and $0.4 million for the three months ended March 31, 2002 and 2003, respectively.

     General and administrative expenses primarily include salaries, payroll taxes, benefits and travel costs associated with our staff that is not directly involved with patient care (other than program level administrative and marketing personnel), bonuses for all employees, marketing, office leases, and professional services.

     In April 2003, we increased employee salaries by an average of 3.3% per employee, which impacts both patient care expenses and general and administrative expenses.

Stock-Based Compensation

     Certain employee stock options which we granted in 2001 and 2002 have resulted in and will continue to result in stock-based compensation charges. In accordance with Accounting Principles Board Opinion No. 25 and related interpretations, if an employee stock option is granted with an exercise price which is less than the deemed fair value of the underlying stock, the difference is treated as a compensation charge that must be recognized ratably over the vesting period for the option. As a result of employee option grants made in 2001 and 2002 with exercise prices determined to be less than the deemed fair value of our common stock on the respective grant dates, we recognized stock-based compensation expense of $50,000 and $94,000 in the three-month periods ended March 31, 2002 and 2003, respectively. In addition, a stock option granted to our Chief Executive Officer in November 2002 was subject to variable accounting due to the vesting provisions contained in the option. We accelerated the vesting on this option in February 2003, and we recorded Stock-based compensation expense in relation to this option of $9,000 in 2002 and $953,000 in the three months ended March 31, 2003. As of December 31, 2002, we had accrued a total of $2.6 million of deferred stock-based compensation relating to the foregoing options, of which $1.2 million related to the option grant to our Chief Executive Officer.

Capitalized Software Development Costs

     We have capitalized certain internal costs related to the development of software used in our business. We capitalize all qualifying internal costs incurred during the application development stage. Costs incurred during the preliminary project stage and post-implementation/operation stage are expensed as incurred. We had total capitalized software development costs, net of amortization, of approximately $4.3 million as of March 31, 2003. We amortize the capitalized software development costs related to particular software over a three-year period commencing when that software is substantially complete and ready for its intended use.

Goodwill

     Goodwill from our 1998 and 2002 acquisitions, net of accumulated amortization of  $2.4 million, was $20.6 million as of December 31, 2002 and March 31, 2003. Prior to 2002, we were amortizing the goodwill from our 1998 acquisitions over 30 years. New rules issued by the Financial Accounting Standards Board, effective for 2002, require that we no longer amortize goodwill. These rules require that we analyze our goodwill for impairment annually, or more often if events or circumstances arise that indicate that the carrying value of our goodwill exceeds its fair market value. We applied these rules beginning January 1, 2002. We have concluded that no basis for impairment of our goodwill existed as of March 31, 2003.

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

     The following table reconciles our net (loss) income before accrued preferred stock dividends to adjusted EBITDA and also shows cash flows from operating, investing and financing activities for the periods indicated:

	Three Months Ended
	March 31,

	2002	2003

	(in thousands)
	(unaudited)
Net (loss) income before accrued preferred stock dividends	$909	$2,824
Add:
Interest income	(2)	(101)
Interest expense	201	48
Income tax expense	36	386
Depreciation and amortization	272	344
Stock-based compensation	50	1,047

Adjusted EBITDA	$1,466	$4,548

Net cash (used in) provided by operating activities	$(3,390)	$1,347
Net cash used in investing activities	$(314)	$(1,160)
Net cash provided by financing activities	$3,194	$220

Critical Accounting Policies and Significant Estimates

     To understand our financial position and results of operations, you should read carefully the description of our significant accounting policies set forth in “Part I — Item 1. Financial Statements — Notes To Consolidated Financial Statements — Note 1” of this report. You should also be aware that application of our significant accounting policies requires that we make certain judgments and estimates, which are subject to an inherent degree of uncertainty.

     Adjustments to Net Patient Revenue for Estimated Payment Denials

     Approximately 96% of our net patient revenue is derived from Medicare and Medicaid programs. The balance of our net patient revenue is derived primarily from private insurers and managed care programs. We operate under arrangements with these payors pursuant to which they reimburse us for services we provide to hospice-eligible patients they cover, subject only to our submission of adequate and timely claim documentation. In some cases, these payors deny our claims for reimbursement for reasons such as:

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

     We reflected reductions to net patient revenue for estimated claim denials of $0.6 million and $0.9 million for the three-month periods ended March 31, 2002 and 2003, respectively.

     Adjustments to Net Patient Revenue for Exceeding the Medicare Per-Beneficiary Cap

     Each of our hospice programs is subject to the annual Medicare per-beneficiary cap. In effect, the per-beneficiary cap imposes a limit on the amount of payments per beneficiary that we can receive from Medicare with respect to services provided during the twelve-month period between November 1 of one year and October 31 of the following year. To determine whether we have exceeded the per-beneficiary cap at any of our programs, Medicare first multiplies the number of Medicare hospice beneficiaries in that program who have elected Medicare hospice coverage for the first time in that twelve-month period by the annual per-beneficiary cap amount. If actual Medicare reimbursements to that program with respect to services provided during the period exceed that amount, Medicare requires that we repay the difference to Medicare.

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

     We recorded reductions to net patient revenue of $0.9 million for the period ended December 31, 2002 and $0.4 million for the three-month period ended March 31, 2003, respectively, for exceeding the per-beneficiary cap in those periods.

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

     In the event we determine that the value of our goodwill has become impaired, we are required to write down the value of the goodwill to its fair market value on our balance sheets and to reflect the extent of the impairment as an expense on our statements of operations. We have determined that no impairment of goodwill existed as of March 31, 2003.

     Income Taxes and Deferred Tax Assets

     As of December 31, 2002, we had net operating tax loss carryforwards to offset future taxable income of approximately $5.9 million for federal income tax purposes and $6.3 million for state income tax purposes. These carryforwards begin to expire in 2011 for federal income tax purposes and began to expire in 2002 for state income tax purposes. Future utilization of our net operating tax loss carryforwards may be limited under Internal Revenue Code Section 382 based upon changes in ownership that may occur in the future. We had net deferred tax assets of $6.1 million as of December 31, 2002, of which approximately $2.4 million related to net operating tax loss carryforwards, which were partially offset by a valuation allowance of $3.9 million and further by net deferred tax liabilities of $2.2 million. We recorded a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized based upon our recent operating results. At present, we intend to recognize the benefits as the net operating tax loss carryforwards are utilized in the future. However, we will continue to evaluate the necessity of maintaining the valuation allowance based upon current and future profitable operating results.

Results of Operations

     The following table sets forth selected consolidated financial information as a percentage of net patient revenue for the periods indicated:

	Three Months Ended
	March 31,

	2002	2003

Net patient revenue	100.0%	100.0%
Operating Expenses:
Patient care:
Salaries, benefits and payroll taxes	40.6%	37.9%
Pharmaceuticals	6.2%	6.0%
Durable medical equipment and supplies	5.3%	4.5%
Other (including inpatient arrangements, nursing home costs, net, purchased services and travel)	10.3%	8.9%

Total	62.4%	57.3%

General and administrative (exclusive of stock-based compensation charges reported below):
Salaries, benefits and payroll taxes	15.6%	15.4%
Office leases	2.5%	2.2%
Other (including severance, travel, marketing and charitable contributions)	14.0%	14.2%

Total	32.1%	31.8%

Depreciation and amortization	1.0%	0.8%
Stock-based compensation	0.2%	2.5%
Operating (loss) income	4.2%	7.6%
Non-operating income (expense)	(0.8)%	0.1%
Income tax expense	0.1%	0.8%
Net (loss) income before accrued dividends to preferred stockholders	3.3%	6.7%
Adjusted EBITDA(1)	5.4%	10.9%

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

Three Months Ended March 31, 2003, Compared to Three Months Ended March 31, 2002

Net Patient Revenue

     Net patient revenue increased $14.3 million, or 51.6%, from $27.7 million for the three months ended March 31, 2002 to $42.0 million for the three months ended March 31, 2003. This increase was due to an increase in billable patient days of 112,273, or 43.4%, and the Medicare reimbursement rate increase that went into effect on October 1, 2002. Net patient revenue per day of care was approximately $107 and $113 for the three months ended March 31, 2002 and 2003, respectively. This increase was due primarily to the Medicare rate increase, an increase in the number of patients receiving care in geographic regions where reimbursement rates are relatively higher and an increase in the number of general inpatient days of service. Our average daily census of patients increased from 2,878 for the three months ended March 31, 2002 to 4,125 for the three months ended March 31, 2003. Medicare and Medicaid payments represented 96.5% and 95.9% of net patient revenue for the three months ended March 31, 2002 and 2003, respectively.

Patient Care Expenses

     Patient care expenses increased $6.8 million, or 39.3%, from $17.3 million for the three months ended March 31, 2002 to $24.1 million for the three months ended March 31, 2003. Of this increase, 69.1% was due to a $4.7 million increase in salaries, benefits, payroll taxes and travel costs of hospice care providers. The remainder of the increase was due to an increase in pharmaceuticals, durable medical equipment and other costs associated with providing services to our increased census of patients. As a percentage of net patient revenue, patient care expenses decreased from 62.4% for the three months ended March 31, 2002 to 57.3% for the three months ended March 31, 2003. This decrease was primarily due to the increase in net patient revenue coupled with a decrease in the average cost per patient, per day of purchased services, durable medical equipment and supplies, and greater productivity of our workforce as patient census increased in a number of our programs.

General and Administrative Expenses (Exclusive of Stock-Based Compensation)

     General and administrative expenses increased $4.5 million, or 50.6%, from $8.9 million for the three months ended March 31, 2002 to $13.4 million for the three months ended March 31, 2003. As a percentage of net patient revenue, general and administrative expenses decreased from 32.1% for the three months ended March 31, 2002 to 31.8% for the three months ended March 31, 2003. Of the overall increase in general and administrative expenses, 48.8% was due to a $2.1 million increase in salaries, payroll taxes and benefits. The remainder of the increase was primarily due to increases in insurance expenses, program facility leases and audit and legal professional service fees.

Depreciation and Amortization

Depreciation and amortization expense remained constant at $0.3 million for each of the three months ended March 31, 2002 and the three months ended March 31, 2003. As a percentage of net patient revenue, depreciation and amortization expense declined from 1.0% for the three months ended March 31, 2002 to 0.8% for the three months ended March 31, 2003.

Stock-Based Compensation

     Stock-based compensation expense increased approximately $1.0 million, from approximately $50,000 for the three months ended March 31, 2002 to $1,047,000 for the three months ended March 31, 2003. Of the total stock-based compensation expense we incurred in the three-month period ended March 31, 2003, $953,000 related to the acceleration of the vesting of a stock option.

Non-Operating Income (Expense)

     Non-operating income (expense) increased $264,000 from $(227,000) for the three months ended March 31, 2002 to $37,000 for the three months ended March 31, 2003. This increase was due to an increase in interest income that we derived from our investment of the net proceeds we received from our initial public offering of common stock in December 2002.

Income Tax

     Our income tax expense for the three months ended March 31, 2003 was $386,000, compared to $36,000 for the three months ended March 31, 2002.

     For the year ended December 31, 2002, we did not have any federal income tax liability, and our state income tax liability was partially offset, as the result of our use of net operating loss carryforwards from prior periods. We expect to fully utilize those carryforwards for federal income tax purposes in 2003, and accordingly, to experience an increase in our effective tax rate for the year.

Liquidity and Capital Resources

     Our principal liquidity requirements have been for working capital, debt service and capital expenditures. We have financed these requirements primarily with cash flow from operations, borrowings under our credit facility and proceeds from the issuance of preferred and common stock. In December 2002, we completed our initial public offering of common stock in which we raised net proceeds of $48.1 million. As of March 31, 2003, we had cash and cash equivalents of $39.5 million, working capital of approximately $44.8 million and the ability to borrow $19.0 million under our revolving credit facility described below.

     Net cash provided by operating activities for the three months ended March 31, 2003 was $1.3 million and resulted from the increase in our overall profitability, partially offset by the timing of scheduled receipts.

     Net cash used in investing activities was $1.2 million for the three months ended March 31, 2003. This was due primarily to the continued investment in internally developed software and expenditures relating to its implementation.

     Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2003, which resulted from the exercise of employee stock options.

     We currently maintain a revolving line of credit with Healthcare Business Credit Corporation, or HBCC, under which we may borrow, repay and re-borrow from time to time up to $30 million, based on the amount of our eligible accounts receivable. As of March 31, 2003, there were no borrowings under this facility and there was $19.0 million available for borrowing.

     Advances under the HBCC revolving line of credit bear interest at an annual rate equal to, at our option, either the “prime rate” in effect from time to time, as reported in the “Money Rates” section of the Wall Street Journal, plus 1.5%, or the one-month London Interbank Borrowing Rate in effect from time to time, plus 3.0%. The applicable interest rate increases by 3.5% if there is an event of default. Accrued interest is due and payable weekly on advances under the revolving line of credit bearing interest at the prime rate. Accrued interest on advances bearing interest at the London Interbank Offering Rate is due and payable on the last business day of the month. The maturity date for the revolving line of credit is April 30, 2005. As of March 31, 2003, the effective interest rate for borrowings under this facility was 4.31% per annum.

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

     In April 2003, we made a $1.9 million prepayment of our estimated workers compensation claim liability for the period March 31, 2003 to March 31, 2004.

     Each of our hospice programs is subject to the annual Medicare per-beneficiary cap. If we are found by Medicare to have exceeded the per-beneficiary cap, Medicare will require that we make restitution for payments made to us in excess of the per-beneficiary cap. We have not been assessed any amount for exceeding the per-beneficiary cap for the assessment periods that began on November 1, 2001 and November 1, 2002. We believe adequate reserves have been established for potential assessments for exceeding the pre-beneficiary cap for the assessment periods that began on November 1, 2001 and November 1, 2002. We actively monitor each of our programs to determine whether they are likely to exceed the pre-beneficiary cap and attempt corrective action when necessary. However, we cannot assure you that we will not be assessed for exceeding the pre-beneficiary cap in future periods.

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

     In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 nullifies the guidance in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Under EITF No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS No. 146, the FASB acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to the other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activities be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on our financial position or results of operations.

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

Forward-Looking Statements

     This quarterly report on Form 10-Q contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,”

“seek,” “estimate,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We have included important factors in the cautionary statements below under the heading “Factors That May Affect Future Results” that we believe could cause our actual results to differ materially from the forward-looking statements we make. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors That May Affect Future Results

We are dependent on payments from Medicare and Medicaid. Changes in the rates or methods governing these payments for our services could adversely affect our net patient revenue and profitability.

     Approximately 96.6%, and 95.9% of our net patient revenue for the year ended December 31, 2002 and the three months ended March 31, 2003, respectively, consisted of payments from Medicare and Medicaid programs. Because we generally receive fixed payments for our hospice care services based on the level of care provided to our hospice patients, we are at risk for the cost of services provided to our hospice patients. We cannot assure you that Medicare and Medicaid will continue to pay for hospice care in the same manner or in the same amount that they currently do. Reductions in amounts paid by government programs for our services or changes in methods or regulations governing payments, which would likely result in similar changes by private third-party payors, could adversely affect our net patient revenue and profitability.

Our profitability may be adversely affected by limitations on Medicare payments.

     Medicare payments for hospice services are subject to an annual per-beneficiary cap, which for the twelve months ended October 31, 2002 was $17,391. Medicare has not yet announced the per-beneficiary cap amount that will be effective for services performed during the twelve months ending October 31, 2003. Medicare may not announce the new cap amount until the third quarter 2003. Once announced, the new cap amount will become effective retroactively for all services performed since November 1, 2002. Compliance with the cap is measured by calculating the annual Medicare payments received by a hospice program with respect to services provided to all Medicare hospice care beneficiaries and comparing the result with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that program during that year. We reflected as a reduction to net patient revenue of approximately $1.1 million in 2001, $0.9 million in 2002 and $0.4 million in the three-month period ended March 31, 2003 as a result of estimated reimbursements in excess of the per-beneficiary cap in those periods. Our ability to comply with this limitation depends on a number of factors relating to a given hospice program, including the rate at which our patient census increases, the average length of stay and the mix in level of care. Our profitability may be adversely affected if, in the future, we are unable to comply with this and other Medicare payment limitations.

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

We began operations in November 1995. For 1999, 2000 and 2001, we recorded net losses before accrued preferred stock dividends of $0.8 million, $0.4 million and $6.7 million, respectively. Although we recorded net income before accrued preferred stock dividends of $7.6 million for the year ended December 31, 2002 and $2.8 million for the three months ended March 31, 2003, respectively, we had an accumulated deficit of $26.7 million at March 31, 2003. We cannot assure you that we will operate profitably in the future. In addition, we may experience significant quarter-to-quarter variations in operating results. We are pursuing a growth strategy focused primarily on same-store growth but also involving the development of new programs and acquisitions. Our growth strategy may involve, among other things, increased marketing expenses, significant cash expenditures, debt incurrence and other expenses that could negatively impact our profitability on a quarterly and an annual basis. Our net patient revenue could be adversely impacted by a number of factors, in particular, reductions in Medicare payment rates and patient lengths of stay, which may not be within our control.

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

     We believe that the success of our business strategy and our ability to operate profitably depends on the continued employment of our senior management team. If key members of our senior management team become unable or unwilling to continue in their present positions, our business and financial results could be materially adversely affected. In particular, we believe the continued employment of each of Richard R. Slager, our Chief Executive Officer, Mark E. Liebner, our Chief Financial Officer, and Carla Davis Hughes, our Senior Vice President of Operations, is important to our future growth and competitiveness. We have entered into management agreements with Messrs. Slager and Liebner and Ms. Hughes to provide them with incentives to remain employed by us. However, there can be no assurance that any of these individuals will continue to be employed by us.

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

     A substantial portion of our total assets consists of intangible assets, primarily goodwill. Goodwill, net of accumulated amortization, accounted for approximately 20.6% of our total assets as of March 31, 2003. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As a result, we no longer amortize goodwill and indefinite lived intangible assets. Instead, we review them at least annually to determine whether they have become impaired. If they have become impaired, we charge the impairment as an expense in the period in which the impairment occurred. Any event which results in the significant impairment of our goodwill, such as closure of a hospice program or sustained operating losses, could have a material adverse effect on our profitability.

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

     As of March 31, 2003, our capitalized software development costs, net of amortization, was approximately $4.3 million, most of which amount related to the development of CareNation, our proprietary software platform, and related application modules. We anticipate that the development work on several application modules will be completed in the near term. If one or more of the application modules do not function as anticipated, we may be required to write off a significant amount of capitalized software development costs and we may experience significant disruptions in our operations, all of which could have a material adverse effect on our profitability. In addition, the costs associated with training our employees to use these new applications effectively and errors arising from being unfamiliar with the new applications could have a material adverse effect on our operations and profitability.

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

     The Office of the Inspector General for the Department of Health and Human Services has recently called for a review of the hospice sector. The review is expected to consider whether Medicare should decrease hospice reimbursements for patients in nursing homes on the theory that nursing homes provide some of the same services that hospice providers provide. Approximately 40% of our patients reside in nursing homes. If, as a result of this review, Medicare decreases hospice reimbursement rates for nursing home patients, our profitability could be adversely affected.

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

     There are currently numerous legislative and regulatory initiatives at both the state and federal levels that address patient privacy concerns. In particular, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, contains provisions that may require us to implement expensive new computer systems and business procedures designed to protect the privacy of each of our hospice patient’s individual health information. The United States Department of Health and Human Services published final regulations addressing patient privacy in December 2000. Those regulations subsequently were modified in March 2002 and again in August 2002. We have been subject to the privacy regulations since April 14, 2003. Final regulations addressing the security of patient health information were modified and published in final form on February 20, 2003. We must be in compliance with these regulations by April 21, 2005. We have not yet fully evaluated and cannot fully predict the total financial or other impact of these regulations on us. Compliance with these rules could require us to spend substantial sums, which could negatively impact our profitability.

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

     In recent years, participants in the healthcare industry have become subject to an increasing number of lawsuits, including allegations of medical malpractice. Many of these lawsuits involve large claims and substantial defense costs. The medical malpractice claims we have faced relate to our patients in inpatient facilities where we were named as a defendant together with the operator of the inpatient facility.

     We maintain general liability insurance coverage on an occurrence basis with limits of $1.0 million per occurrence and $3.0 million in the aggregate. We maintain healthcare professional liability insurance coverage on a claims-made basis with limits of $1.0 million per occurrence and $3.0 million in the aggregate. We also maintain umbrella coverage with a limit of $10.0 million excess over both general and healthcare professional liability coverage. Nevertheless, some risks and liabilities, including claims for punitive damages or claims based on the actions of third parties, may not be covered by insurance. In addition, we cannot assure you that our coverage will be adequate to cover potential losses. While we have generally been able to obtain liability insurance in the past, insurance can be expensive and may not be available in the future on terms acceptable to us, or at all. For example, our insurance relating to automobiles not owned by us but used by our employees and volunteers in connection with their employment recently expired. To date, we have not been able to secure replacement coverage except on prohibitively expensive terms. Moreover, claims, regardless of their merit or eventual outcome, may also adversely affect our reputation, our ability to obtain patient referrals or our ability to expand our business, as well as divert management resources from the operation of our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. We have not entered into derivative or hedging transactions to manage any market risk. We do not believe that our exposure to market risk is material at this time.

Item 4. Controls and Procedures.

     (a)     Disclosure controls and procedures. Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Richard R. Slager, our President and Chief Executive Officer, and Mark E. Liebner, our Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Slager and Liebner concluded that, as of the date of their evaluation, our disclosure controls were effective.

     (b)     Internal controls. Since the date of the evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     As previously reported in our report on Form 10-K for 2002, we and one of our former employees are currently defendants in an action initiated on February 5, 2003 in the United States District Court in the District of Nevada. The action, Bradeen et al. v. Vista Hospice Care, Inc. and Edward Raymond Lowe, relates to a fatal motor vehicle accident involving a former employee. The plaintiffs in the action allege that the now former employee, while acting within the scope of his employment by us, negligently and recklessly caused a motor vehicle collision that resulted in the death of two people. The plaintiffs seek pecuniary and punitive damages in an unspecified amount. Our motion to dismiss the plaintiffs’ claim for punitive damages is currently pending before the court. We maintained aggregate liability insurance of $4.0 million at the time of the accident.

Item 2. Changes in Securities and Use of Proceeds.

     Use of Proceeds from Our Initial Public Offering

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

     During the quarter ended March 31, 2003, of the net proceeds that we received from our initial public offering, we estimate that we used $0.3 for million working capital purposes. We did not use any of such proceeds to make any direct or indirect payments to our directors, officers or holders of 10% or more of any class of our equity securities during the quarter ended March 31, 2003.

     Restrictions Upon the Payment of Dividends

     We are prohibited under our credit facility from paying any cash dividends if there is a default under the facility or if the payment of any cash dividends would result in default.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a)     Exhibits:

     The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this report.

     (b)     Reports on Form 8-K:

     None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTACARE, INC.

By: /s/ Richard R. Slager

Richard R. Slager President and Chief Executive Officer

Dated: April 28, 2003

/s/ Mark E. Liebner

Mark E. Liebner Chief Financial Officer (principal financial officer and chief accounting officer)

I, Richard R. Slager, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of VistaCare, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 28, 2003

/s/ Richard R. Slager

Richard R. Slager Chief Executive Officer (Principal Executive Officer)

I, Mark E. Liebner, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of VistaCare, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 28, 2003

/s/ Mark E. Liebner

Mark E. Liebner Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.39	Letter dated April 16, 2003 from VistaCare, Inc. to Richard R. Slager regarding acceleration of vesting of stock option.

99.1	Certification pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

99.2	Certification pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).