Form 10-Q
period 2003-06-30
VISTACARE INC
filed 2003-08-14
CIK 787030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File No. 000-50118

VistaCare, Inc.

(Exact name of registrant as specified in its charter)

Delaware	06-1521534
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4800 North Scottsdale Road, Suite 5000
Scottsdale, Arizona	85251
(Address of principal executive offices)	(Zip code)

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

     As of June 30, 2003, there were outstanding 15,664,207 shares of the registrant’s Class A Common Stock, $0.01 par value per share.

VistaCare, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

VISTACARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2002	2003

		(unaudited)
	(In thousands, except
	share related amounts)
ASSETS
Current assets:
Cash and cash equivalents	$39,104	$44,534
Patient accounts receivable	19,075	18,867
Patient accounts receivable room & board	7,613	10,006
Prepaid expenses and other current assets	1,312	2,545

Total current assets	67,104	75,952
Equipment, net	2,612	3,344
Goodwill, net of amortization	20,564	20,564
Other assets	4,663	7,898

Total assets	$94,943	$107,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,288	$1,424
Accrued expenses	22,982	27,142
Current portion of long-term debt	250	250
Current portion of capital lease obligations	82	78

Total current liabilities	25,602	28,894
Capital lease obligations, less current portion	94	56
Deferred tax liability	—	1,437
Stockholders’ equity:
Class A Common Stock, $0.01 par value; authorized 33,000,000 shares; 15,420,899 and 15,664,207 shares issued and outstanding at December 31, 2002 and June 30, 2003, respectively	154	157
Class B Common Stock, $0.01 par value; authorized 200,000 shares; 58,096 shares issued and outstanding at December 31, 2002 and none issued and outstanding at June 30, 2003	1	—
Additional paid-in capital	101,161	101,310
Deferred compensation	(2,552)	(1,225)
Accumulated deficit	(29,517)	(22,871)

Total stockholders’ equity	69,247	77,371

Total liabilities and stockholders’ equity	$94,943	$107,758

See accompanying notes to condensed consolidated financial statements.

VISTACARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)
(In thousands, except share related
information)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Net patient revenue	$31,000	$46,050	$58,674	$88,050
Operating expenses:
Patient care	18,710	27,713	35,979	51,799
General and administrative expenses, exclusive of stock-based compensation charges reported below	10,075	13,142	18,988	26,493
Depreciation and amortization	303	370	574	714
Stock-based compensation	88	102	137	1,149

Total operating expenses	29,176	41,327	55,678	80,155

Operating income	1,824	4,723	2,996	7,895

Non-operating (expense) income:
Interest income	—	108	2	209
Interest expense	(204)	(29)	(405)	(77)
Other expense	(39)	(36)	(67)	(51)

Total non-operating (expense) income	(243)	43	(470)	81

Net income before income taxes	1,581	4,766	2,526	7,976
Income tax expense	65	944	101	1,330

Net income	1,516	3,822	2,425	6,646
Accrued preferred stock dividends	1,032	—	2,065	—

Net income to common stockholders	$484	$3,822	$360	$6,646

Net income per common share:
Basic net income per common share	$0.09	$0.24	$0.07	$0.43

Diluted net income per common share	$0.08	$0.23	$0.06	$0.40

Weighted average shares outstanding:
Basic	5,110	15,633	5,105	15,595

Diluted	6,022	16,913	5,874	16,800

See accompanying notes to condensed consolidated financial statements.

VISTACARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2002	2003

	(unaudited)
	(In thousands)
Operating activities
Net income	$2,425	$6,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	574	714
Warrant amortization	76	—
Deferred compensation related to stock options	137	1,149
Loss on disposal of assets	—	23
Changes in operating assets and liabilities:
Patient accounts receivable	(822)	(2,185)
Prepaid expenses and other	(383)	(3,296)
Accounts payable and accrued expenses	923	4,692

Net cash provided by operating activities	2,930	7,743
Investing activities
Purchases of equipment	(541)	(1,178)
Increase in other assets	(963)	(1,463)

Net cash used in investing activities	(1,504)	(2,641)
Financing activities
Net payments on long-term debt	(818)	—
Cost associated with common stock offering	—	(191)
Proceeds from issuance of common stock from exercise of stock options	74	519

Net cash (used in) provided by financing activities	(744)	328

Net increase in cash and cash equivalents	682	5,430
Cash and cash equivalents, beginning of period	1,384	39,104

Cash and cash equivalents, end of period	$2,066	$44,534

Non cash activity
Preferred stock dividends	$2,065	$—

See accompanying notes to condensed consolidated financial statements.

VISTACARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Description of Business

               VistaCare, Inc. (VistaCare), is a Delaware corporation providing medical care designed to address the physical, emotional, and spiritual needs of patients with a terminal illness and to support their family members. Hospice services are provided predominately in the patient’s home; however, certain patients require inpatient services. These inpatient services are provided by VistaCare at its stand-alone inpatient facility in Cincinnati, Ohio, at its hospital-based inpatient facility in Albuquerque, New Mexico or through leased beds at other unrelated hospitals and skilled nursing facilities on a per diem basis. VistaCare provides services in Alabama, Arizona, Colorado, Georgia, Indiana, Massachusetts, New Mexico, Nevada, Ohio, Oklahoma, Pennsylvania, South Carolina, Texas and Utah.

1. Significant Accounting Policies

Basis of Presentation

               The accompanying condensed consolidated financial statements include accounts of VistaCare and its wholly-owned subsidiaries: VistaCare USA, Inc., Vista Hospice Care, Inc., and FHI Health Services, Inc. (including its wholly-owned subsidiaries). Intercompany transactions and balances have been eliminated in consolidation.

               The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

               The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in VistaCare’s annual report on Form 10-K for the year ended December 31, 2002.

Capitalized Software Development Costs

               VistaCare capitalizes certain internal salaries related to the development of computer software used in its operations. Such capitalized software development costs are being amortized over three years. Capitalized software development costs, net of amortization, included in other assets, amounted to $3,965,000 at December 31, 2002 and $4,899,000 at June 30, 2003. Costs incurred during the preliminary project stage and post implementation/operations stage are expensed as incurred.

Goodwill

               During 1998, VistaCare completed the acquisitions of FHI Health Services, Inc. and Vencor Hospice, Inc. (VistaCare USA, Inc.). During 2002, VistaCare completed the acquisition of Palliative Care Concepts, Inc. The difference between the purchase prices and the fair value of assets acquired and liabilities assumed was recorded as goodwill. Prior to January 1, 2002, VistaCare amortized goodwill over a period of 30 years. Amortization related to goodwill totaled $2,408,000 on January 1, 2002 and 2003. No amortization was recognized in the six-months ended June 30, 2002 and 2003.

               In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets,

which became effective for VistaCare in the first quarter of 2002. Under these rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests that must be conducted at least annually, or more often if events or circumstances arise that indicate that the carrying value of the goodwill associated with VistaCare’s acquired businesses exceeds its fair market value. VistaCare determined that no impairment of goodwill existed at December 31, 2002 or at June 30, 2003.

Acquisition

               In August 2002, VistaCare completed the acquisition of Palliative Care Concepts, Inc., a hospice program in Albuquerque, New Mexico. VistaCare paid $2,500,000 in cash and issued a $250,000 unsecured promissory note to the seller in connection with the acquisition. The purchase price was allocated primarily to goodwill. The promissory note was paid in full in July 2003.

Net Patient Revenue

               Net patient revenue is the amount VistaCare believes it is entitled to collect for its services, adjusted as described below. The amount VistaCare believes it is entitled to collect for its services varies depending on the level of care provided, the payor and the geographic area where services are rendered. Net patient revenue includes adjustments for charity care and estimated payment denials (which VistaCare experiences from time to time for reasons such as its failure to submit complete and accurate claim documentation, its failure to provide timely written physician certifications as to patient eligibility, or the payor deems the patient ineligible for insurance coverage), contractual adjustments, amounts VistaCare estimates it could be required to repay to Medicare, such as payments that VistaCare would be required to make in the event that any of its programs exceed the annual per-beneficiary cap, and subsequent changes to initial level of care determinations. VistaCare adjusts its estimates from time to time based on its billing and collection experience. VistaCare believes that it can reasonably estimate such adjustments to net patient revenue because it has significant historical experience and because it has a centralized billing and collection department that continually monitors the factors that could potentially result in a change in estimate. There were no material changes in estimates to net patient revenue for the year ended December 31, 2002 or the six-month periods ended June 30, 2002 and 2003. VistaCare recognizes net patient revenue once the patient’s hospice eligibility has been certified, the patient’s coverage from a payment source has been verified and services have been provided to that patient.

               Approximately 95% and 96% of VistaCare’s net patient revenue was derived from the Medicare and Medicaid programs for the six-month periods ended June 30, 2002 and 2003, respectively. VistaCare operates under arrangements with Medicare, Medicaid and other third-party payors pursuant to which these payors reimburse VistaCare for services it provides to hospice-eligible patients these payors cover, subject only to VistaCare’s submission of adequate and timely claim documentation. VistaCare has a patient intake process that screens patients for hospice eligibility and identifies whether their care will be covered by Medicare, Medicaid, private insurance, managed care or self-pay. Whether Medicare or Medicaid continue to provide reimbursement for hospice care is dependent upon governmental policies.

Medicare and Medicaid Regulation

               VistaCare is subject to certain limitations on Medicare payments for services. Specifically, if the number of inpatient care days of care any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provides to all patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine home care rate. None of VistaCare’s hospice programs exceeded the payment limits on inpatient services in the six-month periods ended June 30, 2002 or 2003.

               VistaCare is also subject to a Medicare annual per-beneficiary cap. Compliance with the Medicare per-beneficiary cap is measured by comparing the cost of services provided to each Medicare beneficiary by each hospice program during the Medicare fiscal year ending October 31 to the per-beneficiary cap amount for each Medicare beneficiary in such program who elects to receive the Medicare hospice benefit for the first time during such fiscal year. VistaCare recorded reductions to net patient revenue of approximately $1,262,000 for the eight months ended June 30, 2003 as estimates for exceeding the Medicare per-beneficiary cap for the 2003 fiscal cap year that began on November 1, 2002. VistaCare did not record any reduction to net patient revenue for the eight months ended June 30, 2002 as an estimate for exceeding the per-

beneficiary cap for the 2002 fiscal cap year that began November 1, 2001. As of the date of this report, VistaCare had not been assessed any amounts for exceeding the per-beneficiary cap for the assessment periods that began on November 1, 2001 and November 1, 2002. VistaCare management believes that as of June 30, 2003 adequate reserves had been established for this potential liability.

               VistaCare monitors each of its programs to determine whether such programs are likely to exceed the foregoing limitations and estimates the extent to which it could be required to repay Medicare. At the time that management estimates the potential impact of having exceeded the Medicare limitations, the estimated assessment is deducted from net patient revenue and accrued as an accrued expense.

               Laws and regulations governing the Medicare and Medicaid program are complex and subject to interpretation. VistaCare believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing, which would have a material impact on VistaCare’s consolidated financial condition, or results of operations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

Charity Care

               VistaCare provides care at no cost to patients who are not eligible for insurance coverage and meet certain financial need criteria established by VistaCare. Charity care totaled approximately $305,000 and $722,000 for the three months ended June 30, 2002 and 2003, respectively, and $818,000 and $1,388,000 for the six months ended June 30, 2002 and 2003, respectively. Because VistaCare does not pursue collection of amounts determined to qualify as charity care, these amounts are not recorded in net patient revenue. Costs VistaCare incurs in providing charity care are recorded as patient care expenses.

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

               Nursing home costs totaled approximately $6,351,000 and $7,623,000 for the three months ended June 30, 2002 and 2003, respectively, and $10,002,000 and $15,108,000 for the six months ended June 30, 2002 and 2003, respectively. Nursing home revenue totaled approximately $6,014,000 and $7,191,000 for the three months ended June 30,2002 and 2003, respectively, and $9,505,000 and $14,307,000 for the six months ended June 30, 2002 and 2003, respectively.

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

               If compensation for options granted under VistaCare’s stock option plan had been determined based on the deemed fair value at the grant date consistent with the method provided under SFAS 123, then VistaCare’s net income would have been as indicated in the pro forma table below (in thousands, except share related information).

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003

Net income to common stockholders:
As reported:	$484	$3,822	$360	$6,646
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	88	102	137	1,149
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(132)	(831)	(277)	(1,618)

Pro forma net income to common stockholders	$440	$3,093	$220	$6,177

Basic net income per common share:
As reported	$0.09	$0.24	$0.07	$0.43
Pro forma	0.09	0.20	0.04	0.40
Diluted net income per common share:
As reported	$0.08	$0.23	$0.06	$0.40
Pro forma	0.07	0.18	0.04	0.37
Weighted average shares used in computation:
Basic	5,110	15,633	5,105	15,595
Diluted	6,022	16,913	5,874	16,800

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

Earnings Per Share

               Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares outstanding during the period plus the effect of dilutive securities, including outstanding warrants, employee stock options (using the treasury stock method) and shares of Series A-1 Preferred Stock (using the if-converted method).

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

2. Accrued Expenses

               A summary of accrued expenses follows (in thousands):

	December 31, 2002	June 30, 2003

Treatment costs	$10,758	$12,241
Self-insured health costs	1,994	2,580
Salaries and payroll taxes	5,119	5,823
Medicare cap accrual	1,263	2,239
Other	3,848	4,259

	$22,982	$27,142

3. Income Taxes

               VistaCare’s provisions for income taxes for the six-month periods ended June 30, 2002 and 2003 reflect its estimates of the effective tax rate applicable for the full year. This estimate is re-evaluated by management each quarter based upon forecasts of income before taxes for the year. VistaCare’s effective tax rate in these periods was lower than the federal statutory rates primarily due to its use of tax credits and net operating loss carryforwards.

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

               Under the revolving line of credit, VistaCare may borrow, repay and reborrow an amount equal to the lesser of: (i) $30,000,000 or (ii) 85% of the estimated net value of eligible accounts receivable. As of June 30, 2003, approximately $26.2 million was available for borrowing under the revolving line of credit. The maturity date of the revolving line of credit is April 30, 2005. As of June 30, 2003, there was no balance outstanding on the revolving line of credit.

               The credit facility contains certain customary covenants including those that restrict the ability of VistaCare to incur additional indebtedness, pay dividends under certain circumstances, permit liens on property or assets, make capital expenditures, make certain investments, and prepay or redeem debt or amend certain agreements relating to outstanding indebtedness.

               In connection with its acquisition of Palliative Care Concepts, Inc., VistaCare issued a $250,000 unsecured promissory note. The promissory note bears interest at a rate of 4.0% per annum and was paid in full in July 2003.

5. Dilutive Securities

               The following table presents the calculation of basic and diluted net income per common share (in thousands, except share related information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003

Numerator
Net income	$1,516	$3,822	$2,425	$6,646
Series B, C and D
Preferred stock dividends	(1,032)	—	(2,065)	—

Numerator for basic and diluted earnings per share – income available to common stockholders	$484	$3,822	$360	$6,646

Denominator
Denominator for basic net income per share – weighted average shares	5,110	15,633	5,105	15,595
Effect of dilutive securities
Employee stock options	693	1,260	550	1,185
Common stock warrants	219	20	219	20

Denominator for diluted net income per share – adjusted weighted average shares and assumed conversion	6,022	16,913	5,874	16,800

Net income per common share:
Basic net (loss) income to common stockholders	$0.09	$0.24	$0.07	$0.43

Diluted net income to common stockholders	$0.08	$0.23	$0.06	$0.40

6. Allowance for Denials

               The allowance for denials for patient accounts receivable is as follows (in thousands):

	Balance at	Provision	Write-Offs,	Balance
	Beginning	for	Net of	at End of
	of Period	Denials	Recoveries	Period

Year ended December 31, 2000	$3,680	$3,313	$(3,616)	$3,377
Year ended December 31, 2001	3,377	6,199	(5,086)	4,490
Year ended December 31, 2002	4,490	2,748	(2,876)	4,362
Six Months Ended June 30, 2003	4,362	2,743	(1,964)	5,141

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

               During the quarter ended June 30, 2003, we experienced significant growth in patient census and net patient revenue. In particular:

•	our patient census at June 30, 2003 was approximately 4,700, compared to our patient census of approximately 4,300 at March 31, 2003; and

•	our net patient revenue for the quarter was $46.1 million, compared to our net patient revenue of $42.0 million for the quarter ended March 31, 2003.

This growth resulted primarily from an increase in average daily census from 4,125 for the quarter ended March 31, 2003 to 4,569 for the quarter ended June 30, 2003 and the opening of a new program in Phenix City, Alabama in June 2003.

               Our net income before accrued preferred stock dividends for the quarter ended June 30, 2003 was $3.8 million, compared to $1.5 million for the quarter ended June 30, 2002. Our increase in net income before accrued preferred stock dividends for the quarter ended June 30, 2003 was impacted by, among other things, increased labor expenses resulting from a wage increase of approximately 3.3% per employee that went into effect in April and approximately $100,000 in start-up costs related to the opening of a new program in Phenix City, Alabama that were charged to expense during the quarter. Our cash flow from operations for the six months ended June 30, 2003 was $7.7 million, compared to cash flow from operations of $2.9 million for the six months ended June 30, 2002.

               In July 2003, the Centers for Medicare and Medicaid Services announced that Medicare base hospice reimbursement rates for the Medicare fiscal year October 1, 2003 through September 30, 2004 will increase by 3.4% over current base rates. We expect that this increase will have a positive impact on our net patient revenue in the fourth quarter of 2003.

               On May 16, 2003, we completed a secondary offering of common stock. All of the 6,325,000 shares sold in the offering were sold by selling stockholders, and we did not receive any of the proceeds. We incurred costs and expenses of $191,000 in connection with the offering, and we recorded such costs and expenses as additional paid-in-capital.

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

     We derive net patient revenue from billings to Medicare, Medicaid, private insurers, managed care providers, patients and others. We operate under arrangements with those payors pursuant to which they reimburse us for services we provide to hospice eligible patients they cover, subject only to our submission of adequate and timely claim documentation. Our patient intake process screens patients for hospice eligibility and identifies whether their care will be covered by Medicare, Medicaid, private insurance, managed care or self-pay. Medicare reimbursements account for the majority of our net patient revenue. Our net patient revenue is determined primarily by the number of billable patient days, the level of care provided and reimbursement rates. The number of billable patient days is a function of the number of patients admitted to our programs and the number of days that those patients remain in our care (length of stay). We exceeded the industry average in achieving an average length of stay of 86 days and 88 days for the year ended December 31, 2002 and the three months ended June 30, 2003, respectively. We attribute our ability to exceed the industry average in terms of length of stay to several factors. First, our percentage of non-cancer patients has been increasing and those patients have a higher average length of stay than cancer patients. Second, we believe that our open access philosophy and our efforts to educate referral sources about hospice care is encouraging earlier transfers of patients to hospice care. Finally, a significant amount of our growth in recent periods has been in rural markets where more patients turn to hospice care because access to intensive care hospitals or other alternative sites for hospice-eligible patients is more difficult.

     The table below sets forth the percentage of our net patient revenue for the three and six-month periods ended June 30, 2002 and June 30, 2003 derived from Medicare, Medicaid, private insurers and managed care payors:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Medicare	91.4%	93.6%	91.9%	92.6%
Medicaid	3.7%	3.6%	3.5%	3.6%
Private insurers and managed care	4.9%	2.8%	4.6%	3.8%

     Medicare, Medicaid and most private insurers and managed care providers pay for hospice care at a daily or hourly rate that varies depending on the level of care provided. The table below sets forth the percentage of our net patient revenue generated under each of the four Medicare levels of care for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Level of Care	2002	2003	2002	2003

Routine Home Care	94.4%	93.0%	93.8%	93.0%
General Inpatient Care	5.4%	6.5%	5.9%	6.4%
Continuous Home Care	0.1%	0.3%	0.1%	0.4%
Respite Inpatient Care	0.1%	0.2%	0.2%	0.2%

     Typically, each October, Medicare adjusts its base hospice care reimbursement rates for the following year based on inflation and other economic factors. Effective April 1, 2001, the Medicare base rates were increased 5.0% over the base rates then in effect. Such rates were further increased by 3.2% effective October 1, 2001, 3.4% effective October 1, 2002 and will be increased an additional 3.4% effective October 1, 2003. These increases have favorably impacted our net patient revenue. Medicare’s base rates are subject to regional adjustments based on local wage levels. These regional adjustments are not necessarily proportional to adjustments in the base rates.

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

     For our patients who receive nursing home care under state Medicaid programs in states other than Arizona, Oklahoma, Pennsylvania and South Carolina, the applicable Medicaid program pays us an amount equal to no more than 95% of the Medicaid per diem nursing home rate for room and board services furnished to the patient by the nursing home in addition to the Medicare or Medicaid routine home care per diem payment. We pay the nursing home for these room and board services at a rate between 95% and 100% of the full Medicaid per diem nursing home rate, depending on the terms of the contract between us and the nursing home. We include the difference between the amount we pay the nursing home and the amount we receive from Medicaid in patient care expenses. We refer to this difference as “nursing home costs, net”. Our nursing home costs, net, were $0.3, and $0.4 million for the three months ended June 30, 2002 and 2003, respectively, and $0.5 million and $0.8 million for the six months ended June 30, 2002 and 2003, respectively.

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

Stock-Based Compensation

     Certain employee stock options which we granted in 2001 and 2002 have resulted in and will continue to result in stock-based compensation charges. In accordance with Accounting Principles Board Opinion No. 25 and related interpretations, if an employee stock option is granted with an exercise price which is less than the deemed fair value of the underlying stock, the difference is treated as a compensation charge that must be recognized ratably over the vesting period for the option. As a result of employee option grants made in 2001 and 2002 with exercise prices determined to be less than the deemed fair value of our common stock on the respective grant dates, we recognized stock-based compensation expense of $88,000 and $102,000 in the three months ended June 30, 2002 and 2003, respectively, and $137,000 and $1,149,000 in six months ended June 30, 2002 and 2003, respectively. In addition, a stock option granted to our Chief Executive Officer in November 2002 was subject to variable accounting due to the vesting provisions contained in the option. We accelerated the vesting on this option in February 2003, and recorded stock-based compensation expense in relation to this option of $9,000 in 2002 and $953,000 in the three months ended March 31, 2003. As of June 30, 2003, we had accrued a total of $1.2 million of deferred stock-based compensation relating to the foregoing options.

Capitalized Software Development Costs

     We have capitalized certain internal costs related to the development of software used in our business. We capitalize all qualifying internal costs incurred during the application development stage. Costs incurred during the preliminary project stage and post-implementation/operation stage are expensed as incurred. We had total capitalized software development costs, net of amortization, of approximately $4.9 million as of June 30, 2003. We amortize the capitalized software development costs related to particular software over a three-year period commencing when that software is substantially complete and ready for its intended use. We are currently testing our billing module that includes approximately $3.5 million of capitalized software development cost as of June 30, 2003. We expect that this application will be substantially complete in October 2003.

Goodwill

     Goodwill from our 1998 and 2002 acquisitions, net of accumulated amortization of $2.4 million, was $20.6 million as of December 31, 2002 and June 30, 2003. Prior to 2002, we were amortizing the goodwill from our 1998 acquisitions over 30 years. Rules issued by the Financial Accounting Standards Board, effective for 2002, require that we no longer amortize goodwill. These rules require that we analyze our goodwill for impairment annually, or more often if events or circumstances arise that indicate that the carrying value of our goodwill exceeds its fair market value. We applied these rules beginning January 1, 2002. We have concluded that no basis for impairment of our goodwill existed as of June 30, 2003.

Adjusted EBITDA

     Adjusted EBITDA consists of net income before accrued preferred stock dividends, excluding net interest, taxes, depreciation and amortization and stock-based compensation charges. We present adjusted EBITDA to enhance the understanding of our operating results. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles. Items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA is a key measure we use to evaluate our operations. In addition, we provide our adjusted EBITDA because we believe that investors and securities analysts will find adjusted EBITDA to be a useful measure for evaluating our cash flows from operations, for comparing our operating performance with that of similar companies that have different capital structures and for evaluating our ability to meet our future debt service, capital expenditures and working capital requirements. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted EBITDA as presented may not be comparable to other similarly titled measures of performance of other companies.

     The following table reconciles our net income before accrued preferred stock dividends to adjusted EBITDA and also shows cash flows from operating, investing and financing activities for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2003	2002	2003

		(in thousands)
		(unaudited)
Net income before accrued preferred stock dividends	$1,516	$3,822	$2,425	$6,646
Add:
Interest income	—	(l08)	(2)	(209)
Interest expense	204	29	405	77
Income tax expense	65	944	101	1,330
Depreciation and amortization	303	370	574	714
Stock-based compensation	88	102	137	1,149

Adjusted EBITDA	$2,176	$5,159	$3,640	$9,707

Net cash provided by operating activities	$6,320	$6,396	$2,930	$7,743
Net cash used in investing activities	$(1,190)	$(1,481)	$(1,504)	$(2,641)
Net cash (used in) provided by financing activities	$(3,938)	$108	$(744)	$328

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

     Adjustments to Net Patient Revenue for Estimated Payment Denials

     More than 95% of our net patient revenue is derived from Medicare and Medicaid programs. The balance of our net patient revenue is derived primarily from private insurers and managed care programs. We operate under arrangements with these payors pursuant to which they reimburse us for services we provide to hospice-eligible patients they cover, subject only to our submission of adequate and timely claim documentation. In some cases, these payors deny our claims for reimbursement for reasons such as:

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

     We reflected reductions to net patient revenue for estimated claim denials of $0.6 and $1.0 million for the three months ended June 30, 2002 and 2003 respectively, and $1.2 and $1.8 million for the six months periods ended June 30, 2002 and 2003, respectively.

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

     We recorded reductions to net patient revenue of $0.9 million for the year ended December 31, 2002 and $1.0 million for the six-month period ended June 30, 2003, respectively, for exceeding the per-beneficiary cap in those periods.

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

     In the event we determine that the value of our goodwill has become impaired, we are required to write down the value of the goodwill to its fair market value on our balance sheets and to reflect the extent of the impairment as an expense on our statements of operations. We have determined that no impairment of goodwill existed as of June 30, 2003.

     Income Taxes and Deferred Tax Assets

     As of December 31, 2002, we had net operating tax loss carryforwards to offset future taxable income of approximately $5.9 million for federal income tax purposes and $6.3 million for state income tax purposes. These carryforwards begin to expire in 2011 for federal income tax purposes and began to expire in 2002 for state income tax purposes. Future utilization of our net operating tax loss carryforwards may be limited under Internal Revenue Code Section 382 based upon changes in ownership that may occur in the future. We had net deferred tax assets of $6.1 million as of December 31, 2002, of which approximately $2.4 million related to net operating tax loss carryforwards, which were partially offset by a valuation allowance of $3.9 million and further by net deferred tax liabilities of $2.2 million. We recorded a valuation allowance at December 31, 2002 to reduce our net deferred tax assets to the amount that we believed is more likely than not to be realized based upon our recent operating results. During the three months ended June 30, 2003, we estimated the valuation allowance for net deferred tax assets given our operating performance.

     Our effective income tax rate for 2003 is expected, at present, to be 16.7% due primarily to the use of net operating loss carryforwards and tax credits. We expect that our effective tax rate for 2004 will be more normalized due to the use of the majority of the net operating loss carryforwards and tax credits in 2003.

Results of Operations

     The following table sets forth selected consolidated financial information as a percentage of net patient revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003

Net patient revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Patient care:
Salaries, benefits and payroll taxes	39.6%	40.6%	40.1%	39.3%
Pharmaceuticals	5.8%	6.0%	6.0%	6.0%
Durable medical equipment and supplies	5.0%	4.6%	5.2%	4.6%
Other (including inpatient arrangements, nursing home costs, net, purchased services and travel)	10.0%	9.0%	10.0%	8.9%

Total	60.4%	60.2%	61.3%	58.8%

General and administrative (exclusive of stock-based compensation charges reported below):
Salaries, benefits and payroll taxes	16.1%	15.5%	15.9%	15.4%
Office leases	2.4%	2.0%	2.5%	2.1%
Other (including severance, travel, marketing and charitable contributions)	13.9%	11.1%	14.0%	12.6%

Total	32.4%	28.6%	32.4%	30.1%

Depreciation and amortization	1.0%	0.8%	1.0%	0.8%
Stock-based compensation	0.3%	0.2%	0.2%	1.3%
Operating income	5.9%	10.2%	5.1%	9.0%
Non-operating (expense) income	(0.8)%	0.1%	(0.8)%	0.1%
Income tax expense	0.2%	2.0%	0.2%	1.6%
Net income before accrued dividends to preferred stockholders	4.9%	8.3%	4.1%	7.5%
Adjusted EBITDA(1)	7.0%	11.2%	6.2%	11.0%

(1)	Adjusted EBITDA consists of net income before accrued preferred stock dividends excluding net interest, taxes, depreciation and amortization and stock-based compensation charges. We present adjusted EBITDA to enhance the understanding of our operating results. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles. Items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA is a key measure we use to evaluate our operations. In addition, we provide our adjusted EBITDA because we believe that investors and securities analysts will find adjusted EBITDA to be a useful measure for evaluating our cash flows from operations, for comparing our operating performance with that of similar companies that have different capital structures and for evaluating our ability to meet our future debt service, capital expenditures and working capital requirements. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted EBITDA as presented may not be comparable to other similarly titled measures of performance of other companies.

Three and Six Months Ended June 30, 2003, Compared to Three and Six Months Ended June 30, 2002

               Net Patient Revenue

                Net patient revenue increased $15.1 million, or 48.7% from $31.0 million for the three-month period ended June 30, 2002, to $46.1 million for the three-month period ended June 30, 2003. Net patient revenue increased $29.4 million, or 50.1%, from $58.7 million for the six-month period ended June 30, 2002 to $88.1 million for the six-month period ended June 30, 2003. These increases were due to:

•	increases in billable patient days of 127,457 and 239,730 for the three- and six months ended June 30, 2003 compared to the same periods in the prior year;

•	our acquisition in August 2002 of a hospice program with approximately 85 patients in Albuquerque, New Mexico; and

•	the Medicare reimbursement rate increase that went into effect on October 1, 2002.

               Net patient revenue per day of care was approximately $108 for the three-month period ended June 30, 2002, compared to net patient revenue per day of care of approximately $111 for the three-month period ended June 30, 2003. Net patient revenue per day of care was approximately $107 for the six-month period ended June 30, 2002, compared to net patient revenue per day of care of approximately $112 for the six-month period ended June 30, 2003. These increases were due primarily to the Medicare reimbursement rate increase, an increase in the number of patients receiving care in geographic regions where reimbursement rates are relatively higher and an increase in the number of general inpatient days of service.

               Our average daily census of patients increased from 3,166 for the three-month period ended June 30, 2002, to 4,569 for the three-month period ended June 30, 2003. This growth is primarily attributable to growth in patient census in our existing programs. To a lesser extent, this growth is also attributable to our August 2002 acquisition of a hospice program with approximately 85 patients in Albuquerque, New Mexico and our development of new hospice programs in Salt Lake City, Utah and Phenix City, Alabama in January and June 2003, respectively.

               Patient Care Expenses

               Patient care expenses increased $9.0 million, or 48.1%, from $18.7 million for the three-month period ended June 30, 2002 to $27.7 million for the three-month period ended June 30, 2003. Of this increase, 71.1% was due to a $6.4 million increase in salaries, benefits, payroll taxes and travel costs of hospice care providers. Patient care expenses increased $15.8 million, or 43.9%, from $36.0 million for the six-month period ended June 30, 2002 to $51.8 million for the six-month period ended June 30, 2003. Of this increase, 70.3% was due to an $11.1 million increase in salaries, benefits, payroll taxes and travel costs of hospice care providers.

                As a percentage of net patient revenue, patient care expenses decreased from 60.4% for the three-month period ended June 30, 2002 to 60.2% for the three-month period ended June 30, 2003. This decrease was primarily due to the increase in net patient revenue coupled with a decrease in cost per patient day of purchased services, durable medical equipment and supplies partially offset by the wage increase of approximately 3.3% per employee that went into effect in April 2003, increases in benefit costs from contract renewals effective in June 2003 and increased contract labor and pharmaceutical costs on a per patient, per day basis.

                As a percentage of net patient revenue, patient care expenses decreased from 61.3% for the six-month period ended June 30, 2002 to 58.8% for the six-month period ended June 30, 2003. This decrease was primarily due to an increase in net patient revenue in the six-month period ended June 30, 2003, coupled with a decrease in the average cost of purchased services, durable medical equipment and supplies on a per patient, per day basis in that period.

               General and Administrative Expenses (Exclusive of Stock-Based Compensation)

                General and administrative expenses increased $3.0 million, or 29.7% from $10.1 million for the three-month period ended June 30, 2002, to $13.1 million for the three-month period ended June 30, 2003. As a percentage of net patient revenue, general and administrative expenses decreased from 32.4% for the three-month period ended June 30, 2002 to 28.6% for the three-month period ended June 30, 2003.

               General and administrative expenses increased $7.5 million, or 39.5%, from $19.0 million for the six-month period ended June 30, 2002 to $26.5 million for the six-month period ended June 30, 2003. As a percentage of net patient revenue, general and administrative expenses decreased from 32.4% for the six-month periods ended June 30, 2002 to 30.1% for the six-month period ended June 30, 2003.

               Of the overall increase in general and administrative expenses from the three-month period ended June 30, 2002 to the three-month period ended June 30, 2003, 70.0% was due to a $2.1 million increase in salaries, payroll taxes and benefits. The remainder of the increase was primarily due to increases in insurance expenses and charitable contributions. Of the overall increase in general and administrative expenses from the six-month period ended June 30, 2002 to the six-month period ended June 30, 2003, 57.3% was due to a $4.3 million increase in salaries, payroll taxes and benefits. The remainder of the increase was primarily due to increases in accrued performance bonuses for all employees, insurance expenses, program facility leases and charitable contributions.

               Stock-Based Compensation

               Stock-based compensation expense was approximately $0.1 million for each of the three-month periods ended June 30, 2002 and 2003. Stock-based compensation expense for the six-month period ended June 30, 2002 was $0.1 million, compared to $1.1 million for the six-month period ended June 30, 2003. Of the $1.1 million of stock based compensation expense we incurred in the six-month period ended June 30, 2003, $953,000 was related to the acceleration of the vesting of a stock option that was recognized in the three-month period ended March 31, 2003.

               Non-Operating Income (Expense)

               Non-operating income (expense) for the three-month period ended June 30, 2003 was $43,000, compared to non-operating income (expense) of $(243,000) for the three-month period ended June 30, 2002. Non-operating income (expense) for the six-month period ended June 30, 2003 was $81,000, compared to non-operating income (expense) of $(470,000) for the six-month period ended June 30, 2002. These increases were due to an increase in interest income that we derived from our investment of a significant portion of the net proceeds we received from our initial public offering of common stock in December 2002 and a decrease in interest expense as a result of our repayment of outstanding indebtedness under our bank credit facility with proceeds from our initial public offering.

               Income Tax

               Our income tax expense for the three-month period ended June 30, 2003 was $944,000, compared to $65,000 for the three-month period ended June 30, 2002. Our income tax expense for the six-month period ended June 30, 2003 was $1,330,000, compared to $101,000 for the six-month period ended June 30, 2002.

               For the year ended December 31, 2002, we did not have any federal income tax liability, and our state income tax liability was partially offset by our net operating loss carryforwards. We expect to fully utilize those carryforwards for federal income tax purposes in 2003, and accordingly, will experience an increase in our effective tax rate for the year.

Liquidity and Capital Resources

     Our principal liquidity requirements have been for working capital and capital expenditures. We have financed these requirements primarily with cash flow from operations. In December 2002, we completed our initial public offering of common stock in which we raised net proceeds of $48.1 million. As of June 30, 2003, we had cash and cash equivalents of $44.5 million, working capital of approximately $47.1 million and the ability to borrow $26.2 million under our revolving credit facility described below.

     Net cash provided by operating activities for the six months ended June 30, 2003 was $7.7 million and resulted from the increase in our overall profitability, partially offset by the timing of scheduled receipts.

     Net cash used in investing activities was $2.6 million for the six months ended June 30, 2003. This was due primarily to the continued investment in internally developed software and expenditures relating to its implementation.

     Net cash provided by financing activities was $0.3 million for the six months ended June 30, 2003, which resulted from the exercise of employee stock options partially offset by costs associated with a secondary stock offering in May 2003.

     We currently maintain a revolving line of credit with Healthcare Business Credit Corporation, or HBCC, under which we may borrow, repay and re-borrow from time to time up to $30 million, based on the amount of our eligible accounts receivable. As of June 30, 2003, there were no borrowings under this facility and there was $26.2 million available for borrowing.

     Advances under the HBCC revolving line of credit bear interest at an annual rate equal to, at our option, either the “prime rate” in effect from time to time, as reported in the “Money Rates” section of the Wall Street Journal, plus 1.5%, or the one-month London Interbank Borrowing Rate in effect from time to time, plus 3.0%. The applicable interest rate increases by 3.5% if there is an event of default. Accrued interest is due and payable weekly on advances under the revolving line of credit bearing interest at the prime rate. Accrued interest on advances bearing interest at the London Interbank Offering Rate is due and payable on the last business day of the month. The maturity date for the revolving line of credit is April 30, 2005. As of June 30, 2003, the effective interest rate for borrowings under this facility was 4.1% per annum.

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

     In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation and provides alternative methods of transition for a voluntarily change to the fair value based method of accounting for stock-

based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. Accordingly, we have adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002. We have continued to follow APB No. 25, Accounting for Stock Issued to Employees, in accounting for employee stock options.

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

     Approximately 96.6%, and 97.5% of our net patient revenue for the year ended December 31, 2002 and the six months ended June 30, 2003, respectively, consisted of payments from Medicare and Medicaid programs. Because we generally receive fixed payments for our hospice care services based on the level of care provided to our hospice patients, we are at risk for the cost of services provided to our hospice patients. We cannot assure you that Medicare and Medicaid will continue to pay for hospice care in the same manner or in the same amount that they currently do. Reductions in amounts paid by government programs for our services or changes in methods or regulations governing payments, which would likely result in similar changes by private third-party payors, could adversely affect our net patient revenue and profitability.

Our profitability may be adversely affected by limitations on Medicare payments.

     Medicare payments for hospice services are subject to an annual per-beneficiary cap, which for the twelve months ending October 31, 2003 is $18,661. Compliance with the cap is measured by calculating the annual Medicare payments received by a hospice program with respect to services provided to all Medicare hospice care beneficiaries and comparing the result with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that program during that year. We reflected as a reduction to net patient revenue of approximately $1.1 million in 2001, $0.9 million in 2002 and $1.0 million in the six-month period ended June 30, 2003 as a result of estimated reimbursements in excess of the per-beneficiary cap in those periods. Our ability to comply with this limitation depends on a number of factors relating to a given hospice program, including the rate at which our patient census increases, the average length of stay and the mix in level of care. Our profitability may be adversely affected if, in the future, we are unable to comply with this and other Medicare payment limitations.

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

We began operations in November 1995. For 1999, 2000 and 2001, we recorded net losses before accrued preferred stock dividends of $0.8 million, $0.4 million and $6.7 million, respectively. Although we recorded net income before accrued preferred stock dividends of $7.6 million for the year ended December 31, 2002 and $6.6 million for the six months ended June 30, 2003, respectively, we had an accumulated deficit of $22.9 million at June 30, 2003. We cannot assure you that we will operate profitably in the future. In addition, we may experience significant quarter-to-quarter variations in operating results. We are pursuing a growth strategy focused primarily on same-store growth but also involving the development of new programs and acquisitions. Our growth strategy may involve, among other things, increased marketing expenses, significant cash expenditures, debt incurrence and other expenses that could negatively impact our profitability on a quarterly and an annual basis. Our net patient revenue could be adversely impacted by a number of factors, in particular, reductions in Medicare payment rates and patient lengths of stay, which may not be within our control.

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

     A substantial portion of our total assets consists of intangible assets, primarily goodwill. Goodwill, net of accumulated amortization, accounted for approximately 19.1% of our total assets as of June 30, 2003. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As a result, we no longer amortize goodwill and indefinite lived intangible assets. Instead, we review them at least annually to determine whether they have become impaired. If they have become impaired, we charge the impairment as an expense in the period in which the impairment occurred. Any event which results in the significant impairment of our goodwill, such as closure of a hospice program or sustained operating losses, could have a material adverse effect on our profitability.

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

     As of June 30, 2003, our capitalized software development costs, net of amortization, was approximately $4.9 million, most of which amount related to the development of CareNation, our proprietary software platform, and related application modules. We anticipate that the development work on several application modules will be completed in the near term. If one or more of the application modules do not function as anticipated, we may be required to write off a significant amount of capitalized software development costs and we may experience significant disruptions in our operations, all of which could have a material adverse effect on our profitability. In addition, the costs associated with training our employees to use these new applications effectively and errors arising from being unfamiliar with the new applications could have a material adverse effect on our operations and profitability.

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

Item 4. Controls and Procedures.

     (a)  As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(3). Based upon the required evaluation, the Company’s President and Chief Executive Officer, and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures are effective.

     (b)  There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

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

Item 2. Changes in Securities and Use of Proceeds.

     Use of Proceeds from Our Initial Public Offering

     On December 23, 2002, we completed an initial public offering of shares of our Class A common stock. We sold 4.5 million shares and selling stockholders sold 2.4 million shares at an offering price of $12.00 per share. The shares were registered under the Securities Act on a registration statement on Form S-1 (Registration No. 333-98033). The registration statement was declared effective by the Securities and Exchange Commission on December 17, 2002. The managing underwriters for the offering were Lehman Brothers Inc., SG Cowen Securities Corporation, William Blair & Company, L.L.C. and Jefferies & Company, Inc. We incurred the following expenses in connection with the offering:

Underwriting discounts and commissions	$3,780,000
Finders’ fees	$0
Expenses paid to or for underwriters:	$50,000
Other expenses:	$2,028,000
Total:	$5,858,000

     None of the foregoing payments represented direct or indirect payments to our directors, officers or holders of 10% or more of any class of our equity securities.

     The net proceeds to VistaCare after deducting the total expenses described above amounted to $48.1 million.

     Through June 30, 2003, of the net proceeds that we received from our initial public offering, we estimate that we used $4.2 million for working capital purposes. We did not use any of such proceeds to make any direct or indirect payments to our directors, officers or holders of 10% or more of any class of our equity securities during the quarter ended June 30, 2003.

     Restrictions Upon the Payment of Dividends

     We are prohibited under our credit facility from paying any cash dividends if there is a default under the facility or if the payment of any cash dividends would result in default.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Company’s annual meeting of shareholders was held on May 23, 2003. At the annual meeting, the shareholders voted on the following proposals:

1.	To elect two directors of the Company to a term expiring in 2006. Each nominee for director was elected by a vote of the shareholders as follows:

	Affirmative Votes	Votes Withheld

David A. Freeman	14,879,692	35,008
Barry M. Smith	14,887,692	27,008

In addition, the terms of Messrs. Perry G. Fine, M.D., William J. McBride, Pete A. Klisares, Ronald A. Matricaria and Richard R. Slager as directors continued after the meeting

2.	To ratify the selection of Ernst & Young LLP as the Company’s independent accountant for the year ending December 31, 2003. The proposal was approved by a vote of shareholders as follows:

For	13,966,483
Against	920,993
Abstain	27,224
Broker Non-Vote	0

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

     The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this report.

     (b)  Reports on Form 8-K:

     The registrant furnished the following Current Report on Form 8-K during the three months ended June 30, 2003:

     The registrant furnished a report on Form 8-K with the Securities and Exchange Commission on April 29, 2003 furnishing, pursuant to item 12 of Form 8-K, a copy of the press release issued by the registrant on April 28, 2003 announcing its results of operations for the three months ended, and financial condition as of, March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTACARE, INC.

	By:	/s/ Richard R. Slager

Date: August 14, 2003	Richard R. Slager
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Mark E. Liebner

Date: August 14, 2003	Mark E. Liebner
Chief Financial Officer
(principal financial officer and chief accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.40*	Amendment to Employee Confidentiality and Non-Competition Agreement dated as of June 6, 2003 between VistaCare, Inc. and Barry M. Smith

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer

*	Indicates management contract or compensatory plan, contract or arrangement.