Form 10-Q
period 2003-09-30
VISTACARE INC
filed 2003-11-14
CIK 787030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
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

     As of November 13, 2003, there were outstanding 15,841,396 shares of the registrant’s Class A Common Stock, $0.01 par value per share.

VistaCare, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets at December 31, 2002 and September 30, 2003
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and September 30, 2003
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and September 30, 2003
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VISTACARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share related amounts)

	December 31,	September 30,
	2002	2003

		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,104	$44,175
Patient accounts receivable	19,075	23,235
Patient accounts receivable room & board	7,613	9,595
Prepaid expenses and other current assets	1,312	1,714

Total current assets	67,104	78,719
Equipment, net	2,612	4,150
Goodwill, net of amortization	20,564	20,564
Other assets	4,663	8,211

Total assets	$94,943	$111,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,288	$2,495
Accrued expenses	22,982	25,936
Current portion of long-term debt	250
Current portion of capital lease obligations	82	90

Total current liabilities	25,602	28,521
Capital lease obligations, less current portion	94
Deferred tax liability	—	1,436
Stockholders’ equity:
Class A Common Stock, $0.01 par value; authorized 33,000,000 shares; 15,420,899 and 15,776,675 shares issued and outstanding at December 31, 2002 and September 30, 2003, respectively	154	158
Class B Common Stock, $0.01 par value; authorized 200,000 shares; 58,096 shares issued and outstanding at December 31, 2002 and none issued and outstanding at September 30, 2003	1	—
Additional paid-in capital	101,161	101,675
Deferred compensation	(2,552)	(1,123)
Accumulated deficit	(29,517)	(19,044)

Total stockholders’ equity	69,247	81,666

Total liabilities and stockholders’ equity	$94,943	$111,644

See accompanying notes to condensed consolidated financial statements.

VISTACARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share related information)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002 (unaudited)	2003 (unaudited)	2002	2003 (unaudited)

Net patient revenue	$35,079	$50,042	$93,753	$138,092
Operating expenses:
Patient care	20,871	30,559	56,851	82,358
General and administrative expenses, exclusive of stock-based compensation charges reported below	11,464	13,584	30,449	40,081
Depreciation and amortization	379	396	953	1,110
Stock-based compensation	172	89	309	1,239

Total operating expenses	32,886	44,628	88,562	124,788

Operating income	2,193	5,414	5,191	13,304

Non-operating income (expense):
Interest income	—	87	—	296
Interest expense	(399)	(39)	(804)	(116)
Other expense	(20)	(17)	(87)	(68)

Total non-operating (expense) income	(419)	31	(891)	112

Net income before income taxes	1,774	5,445	4,300	13,416
Income tax expense	49	1,614	150	2,943

Net income	1,725	3,831	4,150	10,473
Accrued preferred stock dividends	1,086	—	3,151	—

Net income to common stockholders	$639	$3,831	$999	$10,473

Net income per common share:
Basic net income per common share	$0.12	$0.24	$0.19	$0.67

Diluted net income per common share	$0.10	$0.22	$0.16	$0.62

Weighted average shares outstanding:
Basic	5,186	15,715	5,132	15,636

Diluted	6,476	17,141	6,423	16,951

See accompanying notes to condensed consolidated financial statements.

VISTACARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2002	2003

		(unaudited)
Operating activities
Net income	$4,150	$10,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	953	1,110
Warrant amortization	303	—
Deferred compensation related to stock options	309	1,239
Loss on disposal of assets	—	23
Changes in operating assets and liabilities:
Patient accounts receivable	(4,053)	(6,142)
Prepaid expenses and other	(501)	(2,466)
Accounts payable and accrued expenses	2,917	4,281

Net cash provided by operating activities	4,078	8,518
Investing activities
Site acquisition	(2,462)	—
Purchases of equipment	(1,095)	(2,271)
Increase in other assets	(1,470)	(1,884)

Net cash used in investing activities	(5,027)	(4,155)
Financing activities
Net payments on long-term debt	956
Cost associated with common stock offering	—	(511)
Proceeds from issuance of common stock upon exercise of stock options	166	1,219

Net cash provided by financing activities	1,122	708

Net increase in cash and cash equivalents	173	5,071
Cash and cash equivalents, beginning of period	1,383	39,104

Cash and cash equivalents, end of period	$1,556	$44,175

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Capitalized Software Development Costs

     VistaCare capitalizes certain internal salaries related to the development of computer software used in its operations. Such capitalized software development costs are being amortized over three years. Capitalized software development costs, net of amortization, included in other assets, amounted to $3,965,000 at December 31, 2002 and $5,152,000 at September 30, 2003. Costs incurred during the preliminary project stage and post implementation/operations stage are expensed as incurred.

Goodwill

     During 1998, VistaCare completed the acquisitions of FHI Health Services, Inc. and Vencor Hospice, Inc. (VistaCare USA, Inc.). During 2002, VistaCare completed the acquisition of Palliative Care Concepts, Inc. The difference between the purchase prices and the fair value of assets acquired and liabilities assumed was recorded as goodwill. Prior to January 1, 2002, VistaCare amortized goodwill over a period of 30 years. Accumulated amortization related to goodwill totaled $2,408,000 as of December 31, 2002 and September 30, 2003. In accordance with SFAS No. 142 no amortization was recognized in the nine-months ended September 30, 2002 and 2003.

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets,

which became effective for VistaCare in the first quarter of 2002. Under these rules, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests that must be conducted at least annually, or more often if events or circumstances arise that indicate that the carrying value of the goodwill associated with VistaCare’s acquired businesses exceeds its fair market value. VistaCare determined that no impairment of goodwill or other intangible assets deemed to have indefinite lives existed at December 31, 2002 or at September 30, 2003.

Acquisition

     In August 2002, VistaCare completed the acquisition of Palliative Care Concepts, Inc., a hospice program in Albuquerque, New Mexico. VistaCare paid $2,500,000 in cash and issued a $250,000 unsecured promissory note to the seller in connection with the acquisition. The purchase price was allocated primarily to goodwill. The promissory note was paid in full in July 2003.

Net Patient Revenue

     Net patient revenue is the amount VistaCare believes it is entitled to collect for its services, adjusted as described below. The amount VistaCare believes it is entitled to collect for its services varies depending on the level of care provided, the payor and the geographic area where services are rendered. Net patient revenue includes adjustments for charity care and estimated payment denials (which VistaCare experiences from time to time for reasons such as its failure to submit complete and accurate claim documentation, its failure to provide timely written physician certifications as to patient eligibility, or the payor deems the patient ineligible for insurance coverage), contractual adjustments, amounts VistaCare estimates it could be required to repay to Medicare, such as payments that VistaCare would be required to make in the event that any of its programs exceed the annual per-beneficiary cap, and subsequent changes to initial level of care determinations. VistaCare adjusts its estimates from time to time based on its billing and collection experience. VistaCare believes that it can reasonably estimate such adjustments to net patient revenue because it has significant historical experience and because it has a centralized billing and collection department that continually monitors the factors that could potentially result in a change in estimate. There were no material changes in estimates to net patient revenue for the year ended December 31, 2002 or the nine-month periods ended September 30, 2002 and 2003. VistaCare recognizes net patient revenue once the patient’s hospice eligibility has been certified, the patient’s coverage from a payment source has been verified and services have been provided to that patient.

     For each of the nine-month periods ended September 30, 2002 and 2003, approximately 97% of VistaCare’s net patient revenue was derived from Medicare and Medicaid. VistaCare operates under arrangements with Medicare, Medicaid and other third-party payors pursuant to which these payors reimburse VistaCare for services it provides to hospice-eligible patients these payors cover, subject only to VistaCare’s submission of adequate and timely claim documentation. VistaCare has a patient intake process that screens patients for hospice eligibility and identifies whether their care will be covered by Medicare, Medicaid, private insurance, managed care or self-pay. Whether Medicare or Medicaid continue to provide reimbursement for hospice care is dependent upon governmental policies.

Medicare and Medicaid Regulation

     VistaCare is subject to certain limitations on Medicare payments for services. Specifically, if the number of inpatient care days of care any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provides to all patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine home care rate. None of VistaCare’s hospice programs exceeded the payment limits on inpatient services in the nine-month periods ended September 30, 2002 or 2003.

     VistaCare is also subject to a Medicare annual per-beneficiary cap. Compliance with the Medicare per-beneficiary cap is measured by comparing the cost of services provided to each Medicare beneficiary by each hospice program during the Medicare fiscal year ending October 31 to the per-beneficiary cap amount for each Medicare beneficiary in such program who elects to receive the Medicare hospice benefit for the first time during such fiscal year. VistaCare recorded reductions to net patient revenue of approximately $570,000 and $1,546,000 for the three- and nine-month periods ended September 30, 2003, respectively, as estimates for exceeding the

Medicare per beneficiary cap during the Medicare fiscal year ended October 31, 2003. VistaCare recorded a reduction to net patient revenue for the three- and nine-month periods ended September 30, 2002 of $0.3 million as an estimate for exceeding the per-beneficiary cap during the Medicare fiscal year ended October 31, 2002. As of the date of this report, VistaCare had not been assessed any amounts for exceeding the per-beneficiary cap for the assessment periods that began on November 1, 2001 and November 1, 2002. VistaCare management believes that as of September 30, 2003 adequate reserves had been established for this potential liability.

     VistaCare monitors each of its programs to determine whether such programs are likely to exceed the foregoing limitations and estimates the extent to which it could be required to repay Medicare. At the time that management estimates the potential impact of having exceeded the Medicare limitations, the estimated assessment is deducted from net patient revenue and accrued as an expense with respect to such assessment.

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

Charity Care

     VistaCare provides care at no cost to patients who are not eligible for insurance coverage and meet certain financial need criteria established by VistaCare. Charity care totaled approximately $0.1 million and $0.8 million for the three months ended September 30, 2002 and 2003, respectively, and $0.9 million and $2.1 million for the nine months ended September 30, 2002 and 2003, respectively. Because VistaCare does not pursue collection of amounts determined to qualify as charity care, these amounts are not recorded in net patient revenue. Costs VistaCare incurs in providing charity care are recorded as patient care expenses.

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

     Nursing home costs totaled approximately $6.9 million and $8.7 million for the three months ended September 30, 2002 and 2003, respectively, and $16.9 million and $23.8 million for the nine months ended September 30, 2002 and 2003, respectively. Nursing home revenue totaled approximately $6.8 million and $6.9 million for the three months ended September 30, 2002 and 2003, respectively, and $16.3 million and $21.2 million for the nine months ended September 30, 2002 and 2003, respectively.

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

Medical Malpractice

     VistaCare is covered by a claims-made healthcare professional liability insurance policy with limits of $1.0 million per claim and $3.0 million in the aggregate. VistaCare is also covered by an occurrence-based general liability insurance policy with limits of $1.0 per occurrence and $3.0 in aggregate.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003

Net income to common stockholders:
As reported:	$639	$3,831	$999	$10,473
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	172	89	309	1,239
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(139)	(240)	(346)	(1,238)

Pro forma net income to common stockholders	$672	$3,680	$962	$10,474

Basic net per common share:
As reported	$0.12	$0.24	$0.19	$0.67
Pro forma	0.13	0.23	0.19	0.67
Diluted net per common share:
As reported	$0.10	$0.22	$0.16	$0.62
Pro forma	0.10	0.21	0.15	0.62
Weighted average shares used in computation:
Basic	5,186	15,715	5,132	15,636
Diluted	6,476	17,141	6,423	16,951

Initial Public Offering

     On December 23, 2002, VistaCare completed its initial public offering of common stock (IPO) at $12.00 per share. VistaCare sold 4,500,000 shares and received $48,145,000 in net proceeds from the IPO. The proceeds will be used to finance potential acquisitions of hospices and for other corporate purposes. Upon the closing of the IPO in December 2002, all of VistaCare’s redeemable and convertible preferred stock was converted into 5,603,111 shares of VistaCare’s Class A common stock. The accumulated dividends on VistaCare’s Series B, C and D preferred stock of $16,486,000, which were not payable in the event of a mandatory conversion, were reclassified as additional paid-in-capital and no additional dividends will be accrued or recorded subsequent to the IPO.

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

Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. This statement eliminates accounting treatment for reporting gains or losses on debt extinguishments and amends certain other existing accounting pronouncements. The adoption of this standard did not have a material effect on VistaCare’s consolidated financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 nullifies the guidance in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Under EITF No. 94-3, an entity recognizes a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS No. 146, the FASB acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to the other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activities be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activity that are initiated after December 31, 2002. The adoption of this standard did not have a material effect on VistaCare’s financial position or results of operations.

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

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation and provides alternative methods of transition for a voluntarily change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic method of APB Opinion No. 25. As allowed by SFAS No. 123, VistaCare has elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 123 as of December 1, 2002 and September 30, 2003.

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

     In may 2003, The FASB issued SFAS No. 150, Accounting for Certain Financial Instruments of both Liabilities and Equity. SFAS No. 150 establishes standards as to how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on VistaCare’s financial position or results of operations.

2. Accrued Expenses

     A summary of accrued expenses follows (in thousands):

	December 31, 2002	September 30, 2003

Treatment costs	$10,758	$11,628
Self-insured health costs	1,994	2,708
Salaries and payroll taxes	5,119	3,926
Medicare cap accrual	1,263	2,809
Accrued paid time off	1,389	2,343
Other	2,459	2,522

	$22,982	$25,936

3. Income Taxes

     VistaCare’s provisions for income taxes for the nine-month periods ended September 30, 2002 and 2003 reflect its estimates of the effective tax rate applicable for the full year. These estimates are re-evaluated by management each quarter based upon forecasts of income before taxes for the year. VistaCare’s effective tax rate in these periods was lower than the federal statutory rates primarily due to its use of tax credits and net operating loss carryforwards.

4. Long-Term Debt

     In April 2001, VistaCare entered into a $30.0 million revolving line of credit and a $3.0 million term loan (credit facility). The credit facility is collateralized by substantially all of VistaCare’s assets including cash, accounts receivable and equipment. Loans under the revolving line of credit bear interest at an annual rate equal to, at VistaCare’s option, either the “prime rate” in effect from time to time, as reported in the “Money Rates” section of the Wall Street Journal, plus 1.5%, or the one-month London Interbank Borrowing Rate in effect from time to time, plus 3.0%. Accrued interest under the revolving line of credit is due (i) weekly, if VistaCare opts to pay interest at the prime rate, or (ii) on the last business day of the month, if VistaCare opts to pay interest at the London Interbank Borrowing Rate based rate. On December 27, 2002, VistaCare repaid the term loan in full.

     Under the revolving line of credit, VistaCare may borrow, repay and reborrow an amount equal to the lesser of: (i) $30.0 million or (ii) 85% of the estimated net value of eligible accounts receivable. As of September 30, 2003, approximately $20 million was available for borrowing under the revolving line of credit. The maturity date of the revolving line of credit is April 30, 2005. As of September 30, 2003, there was no balance outstanding on the revolving line of credit.

     The credit facility contains certain customary covenants including those that restrict the ability of VistaCare to incur additional indebtedness, pay dividends under certain circumstances, permit liens on property or assets, make capital expenditures, make certain investments, and prepay or redeem debt or amend certain agreements relating to outstanding indebtedness.

     In connection with its acquisition of Palliative Care Concepts, Inc., VistaCare issued a $250,000 unsecured promissory note bearing interest at a rate of 4.0% per annum. The promissory note was paid in full in July 2003.

5. Dilutive Securities

     The following table presents the calculation of basic and diluted net income per common share (in thousands, except share related information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003

Numerator
Net income	$1,725	$3,831	$4,150	$10,473
Series B, C and D
Preferred stock dividends	(1,086)	—	(3,151)	—

Numerator for basic and diluted earnings per share – income available to common stockholders	$639	$3,831	$999	$10,473

Denominator
Denominator for basic net income per share – weighted average shares	$5,186	$15,715	$5,132	$15,635
Effect of dilutive securities
Employee stock options	961	1,406	962	1,296
Series A-1 Preferred Stock	309	—	309	—
Common stock warrants	20	20	20	20

Denominator for diluted net income per share – adjusted weighted average shares and assumed conversion	$6,476	$17,141	$6,423	$16,951

Net income per common share:
Basic net income to common stockholders	$0.12	$0.24	$0.19	$0.67

Diluted net income to common stockholders	$0.10	$0.22	$0.16	$0.62

6. Allowance for Denials

     The allowance for denials for patient and room and board accounts receivable is as follows (in thousands):

	Balance at	Provision	Write-Offs,	Balance
	Beginning	for	Net of	at End of
	of Period	Denials	Recoveries	Period

Year ended December 31, 2000	$3,680	$3,313	$(3,616)	$3,377
Year ended December 31, 2001	3,377	6,199	(5,086)	4,490
Year ended December 31, 2002	4,490	2,748	(2,876)	4,362
Nine Months Ended September 30, 2003	4,362	4,581	(4,554)	4,389

7. Litigation

     The action of Bradeen et al. v. Vista Hospice Care, Inc. and Edward Raymond Lowe, which was previously disclosed in VistaCare’s Form 10-K and 10-Q reports, was settled in November 2003. This action relates to a fatal motor vehicle accident involving a former VistaCare employee. As part of the settlement, VistaCare was required to pay a sum of money, all of which was covered by insurance proceeds.

     VistaCare is involved in various other litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from pending litigation and administrative proceedings will not, individually or in the aggregate, have a material adverse effect on VistaCare’s financial position, results of operations, or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     During the quarter ended September 30, 2003, we experienced significant growth in patient census and net patient revenue. In particular:

•	our average daily census for the quarter was approximately 4,916, compared to our average patient census of approximately 3,536 during the quarter ended September 30, 2002; and

•	our net patient revenue for the quarter was $50.0 million, compared to our net patient revenue of $35.1 million for the quarter ended September 30, 2002; and

•	Days of care for the period increased 39% to 452,299 compared to 325,329 in the quarter ended September 30, 2002.

This growth resulted primarily from an increase in admissions to 3,995 for the quarter ended September 30, 2003 from 3,341 for the quarter ended September 30, 2002, and an increase in average length of stay to 91 from 85 for the quarter ended September 30, 2002.

     Our net income before accrued preferred stock dividends for the quarter ended September 30, 2003 was $3.8 million, compared to $1.7 million for the quarter ended September 30, 2002. Our increase in net income before accrued preferred stock dividends for the quarter ended September 30, 2003 was impacted by, among other things, a 3.4% increase in Medicare base reimbursement rates effective October 1, 2002, increased labor expenses resulting from a wage increase of approximately 3.3% per employee that went into effect in April 2003. Our cash flow from operations for the nine months ended September 30, 2003 was $8.5 million, compared to cash flow from operations of $4.1 million for the nine months ended September 30, 2002.

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

     Our average length of stay was 91 days for the three months ended September 30, 2003, which exceeds the industry average. We attribute our ability to exceed the industry average in terms of length of stay to several factors. First, our percentage of non-cancer patients has been increasing and those patients have a higher average length of stay than cancer patients. Second, we believe that our open access philosophy and our efforts to educate referral sources about hospice care is encouraging earlier transfers of patients to hospice care. Finally, a significant amount of our growth in recent periods has been in rural markets where more patients turn to hospice care because access to intensive care hospitals or other alternative sites for hospice-eligible patients is more difficult.

     The table below sets forth the percentage of our net patient revenue for the three and nine-month periods ended September 30, 2002 and September 30, 2003 derived from Medicare, Medicaid, private insurers and managed care payors:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Medicare	93.5%	92.6%	94.2%	93.0%
Medicaid	3.6%	4.0%	3.1%	3.7%
Private insurers and managed care	2.9%	3.4%	2.7%	3.3%

     Medicare, Medicaid and most private insurers and managed care providers pay for hospice care at a daily or hourly rate that varies depending on the level of care provided. The table below sets forth the percentage of our net patient revenue generated under each of the four Medicare levels of care for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Level of Care	2002	2003	2002	2003

Routine Home Care	94.2%	94.3%	93.9%	93.4%
General Inpatient Care	5.4%	4.9%	5.8%	5.9%
Continuous Home Care	0.2%	0.5%	0.1%	0.5%
Respite Inpatient Care	0.2%	0.3%	0.2%	0.2%

     Typically, each October, Medicare adjusts its base hospice care reimbursement rates for the following year based on inflation and other economic factors. Effective April 1, 2001, the Medicare base rates were increased 5.0% over the base rates then in effect. Such rates were further increased by 3.2% effective October 1, 2001, 3.4% effective October 1, 2002 and 3.4% effective October 1, 2003. These increases have favorably impacted our net patient revenue. Medicare’s base rates are subject to regional adjustments based on local wage levels. These regional adjustments are not necessarily proportional to adjustments in the base rates.

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

     For our patients who receive nursing home care under state Medicaid programs in states other than Arizona, Oklahoma, Pennsylvania and South Carolina, the applicable Medicaid program pays us an amount equal to no more than 95% of the Medicaid per diem nursing home rate for room and board services furnished to the patient by the nursing home in addition to the Medicare or Medicaid routine home care per diem payment. We pay the nursing home for these room and board services at a rate between 95% and 100% of the full Medicaid per diem nursing home rate, depending on the terms of the contract between us and the nursing home. We include the difference between the amount we pay the nursing home and the amount we receive from Medicaid in patient care expenses. We refer to this difference as “nursing home costs, net”. Our nursing home costs, net, were $0.1 million, and $1.7 million for the three months ended September 30, 2002 and 2003, respectively, and $0.6 million and $2.5 million for the nine months ended September 30, 2002 and 2003, respectively.

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

Stock-Based Compensation

     Certain employee stock options which we granted in 2001 and 2002 have resulted in and will continue to result in stock-based compensation charges. In accordance with Accounting Principles Board Opinion No. 25 and related interpretations, if an employee stock option is granted with an exercise price which is less than the deemed fair value of the underlying stock, the difference is treated as a compensation charge that must be recognized ratably over the vesting period for the option. As a result of employee option grants made in 2001 and 2002 with exercise prices determined to be less than the deemed fair value of our common stock on the respective grant dates, we recognized stock-based compensation expense of $172,000 and $89,000 in the three months ended September 30, 2002 and 2003, respectively, and , $309,000 and $1,239,000 in nine months ended September 30, 2002 and 2003, respectively. Included in the $1,239,000 of stock-based compensation expense we recorded $953,000 in the three months ended March 31, 2003 related to the acceleration of vesting of a stock option granted to our Chief Executive Officer in November 2002 that was subject to variable accounting due to vesting provisions contained in the option. As of September 30, 2003, we had accrued a total of $1.1 million of deferred stock-based compensation relating to the foregoing options.

Capitalized Software Development Costs

     We have capitalized certain internal costs related to the development of software used in our business. We capitalize all qualifying internal costs incurred during the application development stage. Costs incurred during the preliminary project stage and post-implementation/operation stage are expensed as incurred. We had total capitalized software development costs, net of amortization, of approximately $5.2 million as of September 30, 2003. We amortize the capitalized software development costs related to particular software over a three-year period commencing when that software is substantially complete and ready for its intended use. We are currently testing our billing module , which represents approximately $3.7 million of our capitalized software development cost as of September 30, 2003. We expect that this application will be substantially complete in the fourth quarter of 2003, at which time we will commence the amortization of the associated development costs.

Goodwill

     Goodwill from our 1998 and 2002 acquisitions, net of accumulated amortization of $2.4 million, was $20.6 million as of December 31, 2002 and September 30, 2003. Prior to 2002, we were amortizing the goodwill from our 1998 acquisitions over 30 years. Rules issued by the Financial Accounting Standards Board, effective for 2002, require that we no longer amortize goodwill. These rules require that we analyze our goodwill for impairment annually, or more often if events or circumstances arise that indicate that the carrying value of our goodwill exceeds its fair market value. We applied these rules beginning January 1, 2002. We have concluded that no basis for impairment of our goodwill existed as of September 30, 2003.

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

     The following table reconciles our net income before accrued preferred stock dividends to adjusted EBITDA and also shows cash flows from operating, investing and financing activities for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2003	2002	2003

		(in thousands)
		(unaudited)
Net income before accrued preferred stock dividends	$1,725	$3,831	$4,150	$10,473
Add:
Interest income	—	(87)	—	(296)
Interest expense	399	39	804	116
Income tax expense	49	1,614	150	2,943
Depreciation and amortization	379	396	953	1,110
Stock-based compensation	172	89	.309	1,239

Adjusted EBITDA	$2,724	$5,882	$6,366	$15,585

Net cash provided by operating activities	$1,142	$775	$4,078	$8,518
Net cash used in investing activities	$(3,523)	$(1,514)	$(5,027)	$(4,155)
Net cash provided by financing activities	$1,866	$380	$1,122	$708

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

     We reflected reductions to net patient revenue for estimated claim denials of $0.7 and $1.0 million for the three months ended September 30, 2002 and 2003 respectively, and $1.9 and $2.9 million for the nine months periods ended September 30, 2002 and 2003, respectively.

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

     We recorded reductions to net patient revenue of $0.9 million for the year ended December 31, 2002 and $1.5 million for the nine-month period ended September 30, 2003, respectively, for exceeding the per-beneficiary cap in those periods. In each of the preceding three quarters, we have accrued between $0.4 million and $0.7 million as reductions to net patient revenue for the possibility that we may be assessed for exceeding the Medicare per-beneficiary in those periods. Based on our internal analyses of potential per-beneficiary cap assessments, we expect our reductions to net patient revenue to be approximately $1.3 million in the fourth quarter of 2003.

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

     In the event we determine that the value of our goodwill has become impaired, we are required to write down the value of the goodwill to its fair market value on our balance sheets and to reflect the extent of the impairment as an expense on our statements of operations. We have determined that no impairment of goodwill existed as of September 30, 2003.

Income Taxes and Deferred Tax Assets

     As of December 31, 2002, we had net operating tax loss carryforwards to offset future taxable income of approximately $5.9 million for federal income tax purposes and $6.3 million for state income tax purposes. These carryforwards begin to expire in 2011 for federal income tax purposes and began to expire in 2002 for state income tax purposes. Future utilization of our net operating tax loss carryforwards may be limited under Internal Revenue Code Section 382 based upon changes in ownership that may occur in the future. We had net deferred tax assets of $6.1 million as of December 31, 2002, of which approximately $2.4 million related to net operating tax loss carryforwards, which were partially offset by a valuation allowance of $3.9 million and further by net deferred tax liabilities of $2.2 million. At present, we intend to recognize the benefits of the net operating tax loss carryforwards as they are utilized in the future. With our increased profitability, we anticipate utilizing the remaining net operating loss carryforwards by the end of 2003. This utilization, coupled with the fact that the valuation allowance of $3.9 million is expected to be removed, will dramatically increase our income tax provision in the future.

Results of Operations

     The following table sets forth selected consolidated financial information as a percentage of net patient revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2003	2002	2003

Net patient revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Patient care:
Salaries, benefits and payroll taxes	40.3%	41.5%	40.1%	40.1%
Pharmaceuticals	6.1%	4.9%	6.0%	5.6%
Durable medical equipment and supplies	4.6%	4.7%	5.0%	4.6%
Other (including inpatient arrangements, nursing home costs, net, purchased services and travel)	8.5%	10.0%	9.5%	9.3%

Total	59.5%	61.1%	60.6%	59.6%

General and administrative (exclusive of stock-based compensation charges reported below):
Salaries, benefits and payroll taxes	16.5%	15.7%	16.3%	15.5%
Office leases	2.5%	2.0%	2.5%	2.1%
Other (including severance, travel, marketing and charitable contributions)	13.7%	9.4%	13.7%	11.4%

Total	32.7%	27.1%	32.5%	29.0%

Depreciation and amortization	1.1%	0.8%	1.0%	0.8%
Stock-based compensation	0.4%	0.2%	0.3%	1.0%
Operating income	6.3%	10.8%	5.6%	9.6%
Non-operating (expense) income	(1.3)%	0.1%	(1.0)%	0.1%
Income tax expense	0.1%	3.2%	0.2%	2.1%
Net income before accrued dividends to preferred stockholders	4.9%	7.7%	4.4%	7.6%
Adjusted EBITDA(1)	7.8%	11.8%	6.8%	11.3%

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

Three and Nine Months Ended September 30, 2003, Compared to Three and Nine Months Ended September 30, 2002

          Net Patient Revenue

          Net patient revenue increased $14.9 million, or 42.5% from $35.1 million for the three-month period ended September 30, 2002, to $50.0 million for the three-month period ended September 30, 2003. Net patient revenue increased $44.3 million, or 47.2%, from $93.8 million for the nine-month period ended September 30, 2002 to $138.1 million for the nine-month period ended September 30, 2003. These increases were due to:

•	increases in service patient days of 127,000 and 367,000 for the three- and nine months ended September 30, 2003 compared to the same periods in the prior year;

•	the Medicare reimbursement rate increase that went into effect on October 1, 2002; and

•	our acquisition in August 2002 of a hospice program with approximately 85 patients in Albuquerque, New Mexico.

          Net patient revenue per day of care was approximately $108 for the three-month period ended September 30, 2002, compared to net patient revenue per day of care of approximately $111 for the three-month period ended September 30, 2003. Net patient revenue per day of care was approximately $107 for the nine-month period ended September 30, 2002, compared to net patient revenue per day of care of approximately $111 for the nine-month period ended September 30, 2003. These increases were due primarily to the Medicare reimbursement rate increase, an increase in the number of patients receiving care in geographic regions where reimbursement rates are relatively higher and an increase in the number of general inpatient days of service.

          Our average daily census of patients increased from 3,536 for the three-month period ended September 30, 2002, to 4,916 for the three-month period ended September 30, 2003. This growth was primarily attributable to growth in patient census in our existing programs. To a lesser extent, this growth was also attributable to our August 2002 acquisition of a hospice program with approximately 85 patients in Albuquerque, New Mexico and our development of new hospice programs in Salt Lake City, Utah in January 2003 and Phenix City, Alabama in June 2003.

          Patient Care Expenses

          Patient care expenses increased $9.7 million, or 46.4%, from $20.9 million for the three-month period ended September 30, 2002 to $30.6 million for the three-month period ended September 30, 2003. Of this increase, 69% was due to a $6.7 million increase in salaries, benefits, payroll taxes and travel costs of hospice care providers. Patient care expenses increased $25.5 million, or 44.8%, from $56.9 million for the nine-month period ended September 30, 2002 to $82.4 million for the nine-month period ended September 30, 2003. Of this increase, 70% was due to an $17.8 million increase in salaries, benefits, payroll taxes and travel costs of hospice care providers.

          As a percentage of net patient revenue, patient care expenses increased from 59.5% for the three-month period ended September 30, 2002 to 61.1% for the three-month period ended September 30, 2003. This increase was primarily due to the increase in our full-time equivalent caregiver staff and the wage increase of approximately 3.3% per employee effective April 2003, coupled with increases in the cost of purchased services, durable medical equipment and supplies, partially offset by a decrease of pharmaceuticals costs, on a per patient, per day basis.

          As a percentage of net patient revenue, patient care expenses decreased from 60.6% for the nine-month period ended September 30, 2002 to 59.6% for the nine-month period ended September 30, 2003. This decrease was primarily due to an increase in net patient revenue in the nine-month period ended September 30, 2003, coupled with a decrease in the average cost of pharmaceuticals, durable medical equipment and supplies on a per patient, per day basis in that period.

          General and Administrative Expenses (Exclusive of Stock-Based Compensation)

          General and administrative expenses increased $2.1 million, or 18.3% from $11.5 million for the three-month period ended September 30, 2002, to $13.6 million for the three-month period ended September 30, 2003. As a percentage of net patient revenue, general and administrative expenses decreased from 32.7% for the three-month period ended September 30, 2002 to 27.1% for the three-month period ended September 30, 2003.

          General and administrative expenses increased $9.7 million, or 31.9%, from $30.4 million for the nine-month period ended September 30, 2002 to $40.1 million for the nine-month period ended September 30, 2003. As a percentage of net patient revenue, general and administrative expenses decreased from 32.5% for the nine-month periods ended September 30, 2002 to 29.0% for the nine-month period ended September 30, 2003.

          Of the overall increase in general and administrative expenses from the three-month period ended September 30, 2002 to the three-month period ended September 30, 2003, 97% was due to a $2.1 million increase in salaries, payroll taxes and benefits primarily related to the addition of personnel with the largest increase overall in the marketing area and also the 3.3% wage increase that went into effect in April of 2003. The remainder of the increase was primarily due to increases in insurance expenses and charitable contributions. Of the overall increase in general and administrative expenses from the nine-month period ended September 30, 2002 to the nine-month period ended September 30, 2003, 65% was due to a $6.3 million increase in salaries, payroll taxes and benefits primarily related to the addition of personnel with the largest increase overall in the marketing area and also the 3.3% wage increase that went into effect in April of 2003. The remainder of the increase was primarily due to increases in accrued performance bonuses for all employees, insurance expenses, program facility leases and charitable contributions.

          Depreciation and Amortization

          For the three-month periods ended September 30, 2003, depreciation and amortization expense was $0.4 million compared to $0.4 million for the three-month period ended September 30, 2002. For the nine-month period ended September 30, 2003, depreciation and amortization expense was $1.1 million, compared to $1.0 million for the nine-month period ended September 30, 2002. Beginning in the fourth quarter of 2003, we anticipate an increase in amortization expense of approximately $0.3 million per quarter related to $3.7 million of capitalized software development cost associated with our billing module, which should be substantially complete by that time.

          Stock-Based Compensation

          Stock-based compensation expense was approximately $0.2 million and $0.1 million for each of the three-month periods ended September 30, 2002 and 2003, respectively. Stock-based compensation expense for the nine-month period ended September 30, 2002 was $0.3 million, compared to $1.2 million for the nine-month period ended September 30, 2003. Of the $1.2 million of stock based compensation expense we incurred in the nine-month period ended September 30, 2003, $1.0 million was related to the acceleration of the vesting of a stock option that was recognized in the three-month period ended March 31, 2003.

          Non-Operating Income (Expense)

          Non-operating income (expense) for the three-month period ended September 30, 2003 was $31,000, compared to non-operating income (expense) of $(419,000) for the three-month period ended September 30, 2002. Non-operating income (expense) for the nine-month period ended September 30, 2003 was $112,000, compared to non-operating income (expense) of $(891,000) for the nine-month period ended September 30, 2002. These increases were due to an increase in interest income that we derived from our investment of a significant portion of the net proceeds we received from our initial public offering of common stock in December 2002 and a decrease in interest expense as a result of our repayment of outstanding indebtedness under our bank credit facility with proceeds from our initial public offering.

          Income Tax

          Our provision for income tax for the three-month period ended September 30, 2003 was $1,614,000 compared to $49,000 for the three-month period ended September 30, 2002. Our provision for income tax for the nine-month period ended September 30, 2003 was $2.9 million, compared to $0.2 million for the nine-month period ended September 30, 2002.

          For the year ended December 31, 2002, we did not have any federal income tax liability, and our state income tax liability was partially offset by our net operating loss carryforwards. We expect to fully utilize those carryforwards for federal income tax purposes in 2003, and accordingly, will experience an increase in our effective tax rate for the year. Our utilization of net operating loss carryforwards together with increased profitability has increased our expected effective tax rate to 30% and 23%, for the three-month and nine-month periods ended September 30, 2003, respectively.

Liquidity and Capital Resources

     Our principal liquidity requirements have been for working capital and capital expenditures. We have financed these requirements primarily with cash flow from operations. In December 2002, we completed our initial public offering of common stock in which we raised net proceeds of $48.1 million. As of September 30, 2003, we had cash and cash equivalents of $44.2 million, working capital of approximately $50.2 million and the ability to borrow $20.0 million under our revolving credit facility described below.

     Net cash provided by operating activities for the nine months ended September 30, 2003 was $8.5 million, compared to $4.1 million for the nine months ended September 30, 2002. This increase resulted from the increase in our overall profitability, partially offset by the timing of scheduled receipts.

     Net cash used in investing activities was $4.2 million for the nine months ended September 30, 2003. This was due primarily to the continued investment in internally developed software and expenditures relating to its implementation.

     Net cash provided by financing activities was $0.7 million for the nine months ended September 30, 2003, which resulted from the exercise of employee stock options, partially offset by costs associated with a secondary stock offering in May 2003.

     We currently maintain a revolving line of credit with Healthcare Business Credit Corporation, or HBCC, under which we may borrow, repay and re-borrow from time to time up to $30 million, based on the amount of our eligible accounts receivable. As of September 30, 2003, there were no borrowings under this facility and there was $20 million available for borrowing.

     Advances under the HBCC revolving line of credit bear interest at an annual rate equal to, at our option, either the “prime rate” in effect from time to time, as reported in the “Money Rates” section of the Wall Street Journal, plus 1.5%, or the one-month London Interbank Borrowing Rate in effect from time to time, plus 3.0%. The applicable interest rate increases by 3.5% if there is an event of default. Accrued interest is due and payable weekly on advances under the revolving line of credit bearing interest at the prime rate. Accrued interest on advances bearing interest at the London Interbank Offering Rate is due and payable on the last business day of the month. The maturity date for the revolving line of credit is April 30, 2005. As of September 30, 2003, the effective interest rate for borrowings under this facility was 4.1% per annum.

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

Recent Accounting Pronouncements

     In April 2002, FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This statement eliminates corresponding treatment for reporting gains or losses on debt extinguishment and amends certain other existing accounting pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of this standard did not have a material effect on our financial position or results of operations.

     In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 nullifies the guidance in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Under EITF No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS No. 146, the FASB acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to the other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activities be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard did not have a material effect on our financial position or results of operations.

     In November 2002, FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guaranteed of Indebtedness of Others. FIN 45 requires certain guarantees to be recorded at fair value. FIN 45 also requires a guarantor to make certain disclosures about guarantees even when the likelihood of making any payments under the guarantee is remote. FIN 45 is effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation did not have a material effect on our financial position or results of operations.

     In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation and provides alternative methods of transition for a voluntarily change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. Accordingly, we have adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002 and September 30, 2003. We have continued to follow APB No. 25, Accounting for Stock Issued to Employees, in accounting for employee stock options.

     In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. FIN 46 addressed the consolidation and financial reporting of variable interest entities. FIN 46 is effective for financial statements of interim or annual periods beginning after June 15, 2002 for variable interest entities created before February 1, 2003, or immediately for variable interest entities created after February 1, 2003. The adoption of this interpretation did not have a material effect on our financial position or results of operations.

     In May 2003, The FASB issued SFAS No. 150, Accounting for Certain Financial Instruments of both Liabilities and Equity. SFAS No. 150 establishes standards as to how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on VistaCare’s financial position or results of operations.

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

     Approximately 96.6%, and 96.8% of our net patient revenue for the year ended December 31, 2002 and the nine months ended September 30, 2003, respectively, consisted of payments from Medicare and Medicaid programs. Because we generally receive fixed payments for our hospice care services based on the level of care provided to our hospice patients, we are at risk for the cost of services provided to our hospice patients. We cannot assure you that Medicare and Medicaid will continue to pay for hospice care in the same manner or in the same amount that they currently do. Reductions in amounts paid by government programs for our services or changes in methods or regulations governing payments, which would likely result in similar changes by private third-party payors, could adversely affect our net patient revenue and profitability.

Our profitability may be adversely affected by limitations on Medicare payments.

     Medicare payments for hospice services are subject to an annual per-beneficiary cap, which for the twelve months ended October 31, 2003 was $18,661. Compliance with the cap is measured by calculating the annual

Medicare payments received by a hospice program with respect to services provided to all Medicare hospice care beneficiaries and comparing the result with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that program during that year. We reflected as a reduction to net patient revenue of approximately $1.1 million in 2001, $0.9 million in 2002 and $1.5 million in the nine-month period ended September 30, 2003 as a result of estimated reimbursements in excess of the per-beneficiary cap in those periods. Our ability to comply with this limitation depends on a number of factors relating to a given hospice program, including the rate at which our patient census increases, the average length of stay and the mix in level of care. Our profitability may be adversely affected if, in the future, we are unable to comply with this and other Medicare payment limitations.

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

We began operations in November 1995. For 1999, 2000 and 2001, we recorded net losses before accrued preferred stock dividends of $0.8 million, $0.4 million and $6.7 million, respectively. Although we recorded net income before accrued preferred stock dividends of $7.6 million for the year ended December 31, 2002 and $10.5 million for the nine months ended September 30, 2003, respectively, we had an accumulated deficit of $19.0 million at September 30, 2003. We cannot assure you that we will operate profitably in the future. In addition, we may experience significant quarter-to-quarter variations in operating results. We are pursuing a growth strategy focused primarily on same-store growth but also involving the development of new programs and acquisitions. Our growth strategy may involve, among other things, increased marketing expenses, significant cash expenditures, debt incurrence and other expenses that could negatively impact our profitability on a quarterly and an annual basis. Our net patient revenue could be adversely impacted by a number of factors, in particular, reductions in Medicare payment rates and patient lengths of stay, which may not be within our control.

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

     Approximately 73% of hospice programs in the United States are not-for-profit programs. Accordingly, it is likely that a substantial number of acquisition opportunities will involve hospice programs operated by not- for-

profit entities. In recent years, several states have increased review and oversight of transactions involving the sale of healthcare facilities by not-for-profit entities. Although the level of oversight varies from state to state, the current trend is to provide for increased governmental review, and in some cases approval, of transactions in which a not-for-profit entity sells a healthcare facility or business to a for profit entity. This increased scrutiny may increase the difficulty of completing or prevent the completion of acquisitions in some states in the future.

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

     A substantial portion of our total assets consists of intangible assets, primarily goodwill. Goodwill, net of accumulated amortization, accounted for approximately 18.4% of our total assets as of September 30, 2003. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As a result, we no longer amortize goodwill and indefinite lived intangible assets. Instead, we review them at least annually to determine whether they have become impaired. If they have become impaired, we charge the impairment as an expense in the period in which the impairment occurred. Any event which results in the significant impairment of our goodwill, such as closure of a hospice program or sustained operating losses, could have a material adverse effect on our profitability.

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

     As of September 30, 2003, our capitalized software development costs, net of amortization, was approximately $5.2 million, most of which amount related to the development of CareNation, our proprietary software platform, and related application modules. We anticipate that the development work on several application modules will be completed in the near term. If one or more of the application modules do not function as anticipated, we may be required to write off a significant amount of capitalized software development costs and we may experience significant disruptions in our operations, all of which could have a material adverse effect on our profitability. In addition, the costs associated with training our employees to use these new applications effectively and errors arising from being unfamiliar with the new applications could have a material adverse effect on our operations and profitability.

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

     We maintain general liability insurance coverage on an occurrence basis with limits of $1.0 million per occurrence and $3.0 million in the aggregate. We maintain non-owned auto insurance on an occurrence basis with limits of $1.0 million per occurrence and in the aggregate, a $1.0 million deductible. We maintain healthcare professional liability insurance coverage on a claims-made basis with limits of $1.0 million per occurrence and $3.0 million in the aggregate. We also maintain umbrella coverage with a limit of $10.0 million excess over general, non-owned auto and healthcare professional liability coverage. Nevertheless, some risks and liabilities, including claims for punitive damages or claims based on the actions of third parties, may not be covered by insurance. In addition, we cannot assure you that our coverage will be adequate to cover potential losses. While we have generally been able to obtain liability insurance in the past, insurance can be expensive and may not be available in the future on terms acceptable to us, or at all. Moreover, claims, regardless of their merit or eventual outcome, may also adversely affect our reputation, our ability to obtain patient referrals or our ability to expand our business, as well as divert management resources from the operation of our business.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     The action of Bradeen et al. v. Vista Hospice Care, Inc. and Edward Raymond Lowe, which was previously disclosed in VistaCare’s Form 10K and 10Q reports, was settled in November 2003. This action relates to a fatal motor vehicle accident involving a former VistaCare employee. As part of the settlement, VistaCare was required to pay a sum of money, all of which was covered by insurance proceeds.

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

     Through September 30, 2003, of the net proceeds that we received from our initial public offering, we estimate that we used $4.2 million for working capital purposes. We did not use any of such proceeds to make any direct or indirect payments to our directors, officers or holders of 10% or more of any class of our equity securities during the quarter ended September 30, 2003.

     Restrictions Upon the Payment of Dividends

     We are prohibited under our credit facility from paying any cash dividends if there is a default under the facility or if the payment of any cash dividends would result in default.

Item 3. Defaults Upon Senior Securities.

Item 4. Submission of Matters to a Vote of Security Holders.

     None

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this report.

     (b) Reports on Form 8-K:

The registrant furnished the following Current Report on Form 8-K during the three months ended September 30, 2003:

The registrant furnished a report on Form 8-K with the Securities and Exchange Commission on July 30, 2003 furnishing, pursuant to item 12 of Form 8-K, a copy of the press release issued by the registrant on July 29, 2003 announcing its results of operations for the three months ended, and financial condition as of June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTACARE, INC.

	By:	/s/ Richard R. Slager

Date: November 14, 2003	Richard R. Slager
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Mark E. Liebner

Date: November 14, 2003	Mark E. Liebner
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