Form 10-K
period 2003-12-31
VISTACARE INC
filed 2004-03-15
CIK 787030

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-50118

VistaCare, Inc.

(Exact name of registrant as specified in its charter)

Delaware	06-1521534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4800 North Scottsdale Road, Suite 5000 Scottsdale, Arizona (Address of principal executive offices)	85251 (Zip Code)

(480) 648-4545

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Class A Common Stock, $0.01 par value per share

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by reference into Part III of this Form 10-K.     ☐

          Indicate by check whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

          The aggregate market value of the Registrant’s Class A Common Stock, held by non-affiliates, based on the closing price (as reported by Nasdaq) of such Class A Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2003) was approximately $352.2 million.

          As of February 27, 2004, there were outstanding 16,087,281 shares of the Registrant’s Class A Common Stock, $0.01 par value per share.

Documents Incorporated by Reference

          Portions of the Registrant’s Proxy Statement to be furnished to stockholders in connection with the Registrant’s Annual Meeting of Stockholders to be held May 18, 2004 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

      We have grown rapidly since commencing operations in 1995. By the end of 1997, our operations consisted of seven programs in four states. In 1998, we completed two significant acquisitions that increased our census from approximately 350 patients to approximately 1,750 patients. Since then, we have more than doubled our patient census primarily through same-store growth. As of December 31, 2003, we had 40 hospice programs serving patients in 14 states with a census of approximately 5,140 patients.

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

SEC Reports and Our Code of Business Conduct and Ethics

      We maintain a website with the address www.vistacare.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. Our Code of Business Conduct and Ethics is available free of charge, by contacting Investor Relations, VistaCare, Inc., 4800 North Scottsdale Road, Suite 5000, Scottsdale, Arizona 85251.

Overview of the Hospice Care Industry

Development of the Industry

      Over the past century, care for terminally ill patients in the United States focused primarily on curative treatment, with only secondary regard for patient comfort and immediate quality of life concerns. The 1960s and 1970s saw the emergence of a grass roots movement in the United States that advocated a shift in attitude from strictly providing curative care for terminally ill patients to providing a greater degree of physical, emotional and spiritual comfort and care for patients and their families at the end-of-life. Hospice programs provide these services. According to the National Hospice and Palliative Care Organization, or NHPCO, since the 1970s, hospice care in the United States has grown into a multi-billion dollar industry that served approximately 885,000 patients in 2002 through more than 3,200 hospice care programs in the United States and its territories.

Funding Hospice Care: Medicare, Medicaid and Other Sources

      Today, Medicare is the largest payor for hospice services. To be eligible to receive the Medicare hospice benefit, a patient must have two physicians certify that, if the patient’s terminal illness were to run its usual course, the patient would have a life expectancy of six months or less. Hospice care is also covered by most private insurance plans, and 45 states and the District of Columbia provide hospice coverage to their Medicaid beneficiaries. The NHPCO reports that in 2002, at the time of admission, approximately 81% of hospice patients claimed Medicare as their payment source, 11% private insurance, 5% Medicaid, 2% alternative sources and 1% self-pay.

      Medicare has provided benefits for hospice care since 1983. According to the Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration), or CMS, between 1992 and 2003, the number of hospice programs certified by Medicare increased from 1,208 to 2,332. Medicare hospice expenditures for calendar year 2001 totaled more than $3.69 billion, an increase of more than $760 million over calendar year 2000.

      The Medicare hospice benefit covers four distinct levels of care, each of which is subject to a different per diem reimbursement rate. The table below sets forth a brief description of each of the four levels of care and the base Medicare per diem reimbursement rates in effect for the periods indicated:

		Base Medicare Per Diem
		Reimbursement Rates

		October 1, 2002	October 1, 2003
		Through	through
Level of Care	Care Description	September 30, 2003	September 30, 2004

Routine Home Care	Provided through visits by members of the interdisciplinary team to the patient’s home or other residence	$114.02	$118.08
General Inpatient Care	Provided in a hospital or other inpatient facility when pain or other symptoms cannot be managed effectively in a home setting	$508.01	$525.28
Continuous Home Care	Provided in the patient’s home or other residence to manage acute pain or other medical symptoms for a minimum of eight hours per day, with nursing care accounting for more than half of the care provided	$666.52	$689.18
Respite Inpatient Care	Provided for up to five days in a hospital or other inpatient facility to relieve the patient’s family or other caregivers	$118.13	$122.15

      These reimbursement rates are Medicare’s base rates and vary from region to region depending on local salary levels. In 2002, routine home care services accounted for 95.1% of all Medicare hospice days while general inpatient care services, continuous home care services and respite inpatient care services accounted for 3.8%, 0.9%, and 0.2% of Medicare hospice days, respectively. Effective each October 1, and occasionally at other times, Medicare establishes new base hospice care reimbursement rates. The table below sets forth the Medicare hospice base rate increases since October 1, 1999:

Percentage Increase in
Effective Date of Rate Increase	Medicare Hospice Base Rates

October 1, 1999	1.9%
October 1, 2000	2.9%
April 1, 2001	5.0%
October 1, 2001	3.2%
October 1, 2002	3.4%
October 1, 2003	3.4%

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

Market Opportunity

      We believe the hospice care industry is poised for substantial growth over the next several years due to the following factors:

      Awareness and Acceptance of Hospice Care Services is Expanding. Over the past several years, there has been expanding awareness and acceptance of hospice care evidenced by:

•	according to the NHPCO, between 1992 and 2002 the number of patients receiving hospice care increased from approximately 246,000 to approximately 885,000 annually;

•	according to CMS, between 1988 and 2001 Medicare reimbursements for hospice care increased by approximately $3.56 billion;

•	although hospice care has been traditionally associated with end-stage cancer patients, according to NHPCO, the greatest growth in Medicare hospice users between 1992 and 2000 was in beneficiaries with non-cancer diagnoses and in 2002 only 50.5% of all hospice patients were diagnosed with cancer upon admission to hospice;

•	according to CMS, the number of Medicare certified hospice programs increased by 93% between 1992 and 2003; and

•	a significant percentage of commercial insurers now provide coverage for hospice care services.

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

      The American Population is Aging. In 2003, 82.4% of our patients were over the age of 65 at the time of admission. Data from the United States Census Bureau indicate that this segment of the American population is expected to grow at a rate three times greater than the rate of the general population between 2002 and 2022. According to the United States Census Bureau, the number of Americans over the age of 65 will increase from 35 million in 2000 to 54 million in 2020. We expect that as this segment of the population grows, the demand for end-of-life services, including hospice care, will increase accordingly.

      Hospice Services Are Underutilized. Although the number of hospice patients has increased rapidly in recent years, we believe that a significant number of hospice-eligible patients do not take advantage of hospice care. According to MedPAC, only 23% of Medicare beneficiaries who died in 2000 of all causes used hospice services. We believe that the following factors contribute to the current underutilization of hospice care:

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

Industry Consolidation and Government Initiatives

      In addition to favorable industry growth conditions, we believe that consolidation in the hospice care industry will provide significant opportunities for us to grow our business. Today, the hospice care industry is dominated by small, not-for-profit providers in non-urban areas. According to the NHPCO, in 2002, 69% of all hospice programs were run by not-for-profit entities and only 24% of all hospice programs were located in urban areas. Demanding market conditions are making it difficult for smaller providers to offer cost-effective, quality care. We believe that the fragmented hospice care industry is poised for consolidation and that large, well-managed hospice providers are best positioned to affiliate with or acquire smaller hospice care providers.

      Notwithstanding the recent increase in awareness and acceptance of hospice care, we believe that most Americans still lack a basic understanding of the benefits that hospice care offers and are unaware that Medicare, Medicaid and private insurers provide coverage for hospice care. In an effort to increase awareness and acceptance, medical societies, patient advocacy groups, private foundations and the hospice care industry have all undertaken campaigns in recent years to educate physicians and the public about the benefits of hospice care:

•	in December 2003, as part of the Medicare Prescription Drug Improvement and Modernization Act of 2003, Congress enacted provisions to permit reimbursement under the physician fee schedule for hospice consultations by a Hospice Medical Director or hospice-employed physician with a beneficiary and his or her treating physician to discuss and determine eligibility for the Medicare hospice benefit;

•	in December 2003, another part of the Medicare Prescription Drug Improvement and Modernization Act of 2003 created a system to develop and evaluate disease-management programs for beneficiaries with chronic conditions, which system would be required to provide information about hospice, palliative and end-of-life care to participants;

•	in March 2003, CMS published an article urging physicians to raise awareness of hospice care among their patients and to recommend hospice care to qualified beneficiaries;

•	in May 2002, the United States Department of Health and Human Services urged members of the physician community and other health care professionals to consider hospice care for their terminally ill patients;

•	in April 2002, CMS placed paid advertisements in prominent publications aimed at physicians stressing the benefits of hospice care and advising physicians that hospice care is a benefit reimbursable by Medicare; and

•	in September 2001, United States congressional hearings addressed the need for greater public awareness of end-of-life care options, including hospice care.

Our Competitive Strengths

      We believe a number of factors differentiate us from our competitors and provide us with important competitive advantages.

      We Benefit from Being One of the Nation’s Largest Hospice Care Providers. As a result of having a patient census among the highest of any hospice provider in the United States, we are able to negotiate volume discounts on the purchase of pharmaceuticals, durable medical equipment and medical supplies, to enter into favorable contracts with private insurers and pharmacy benefit managers and to spread certain fixed costs, particularly corporate overhead, information technology and marketing spending, over a large patient population. In addition, the geographic scope of our operations gives us a competitive advantage in developing referral relationships with national and regional nursing home and assisted living companies who, we believe, often seek the administrative and service consistency benefits resulting from working with a limited number of providers.

      We Have Implemented a Highly Effective Pharmacy Cost Control System. Pharmaceuticals represent our second largest category of patient care expenses. To manage those expenses, we have developed and implemented a comprehensive pharmacy cost management system. Using this system, in 2002 and 2003 we were able to achieve an average daily pharmacy cost per patient that was significantly lower than the industry average. Our pharmacy cost management system involves:

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

      We Have Developed an Advanced, Proprietary Technology Infrastructure. We have developed a proprietary technology infrastructure consisting of a highly-scalable, Linux-based operating platform we call CareNation and a variety of hospice specific applications. Because we own our core technology, we believe we will be able to minimize our payment of third-party licensing or maintenance and support fees that would likely increase as we grow. We believe that our web-based platform provides a level of secure, rapid and remote access from a wide variety of sources that is not currently available from third-party vendors. In addition, as we deploy additional applications, we anticipate improvements in our operating efficiency and ability to deliver a consistently high level of care across our organization. Our systems currently enable us to:

•	track patient admission and certification;

•	enroll our patients in a nationwide network of pharmacies;

•	monitor patient census and length of stay data;

•	automate our bereavement communications;

•	process Medicare and private third party payor reimbursement claims.

      In addition to ongoing efforts to refine our existing applications, we are in the process of developing additional applications. We expect to be able to deploy our existing and new technologies rapidly in hospice programs that we develop or acquire in the future. We intend to continue to invest in our technology infrastructure to streamline our decision making and drive efficiencies in our operations, while providing further support and functionality to our care providers. In the future, we may consider commercializing these technologies.

      We Provide “Open Access” to Hospice-Eligible Patients. Our service philosophy is to provide hospice care to all adult patients who are eligible to receive hospice care under Medicare guidelines, regardless of the complexity of their illness. We call this philosophy “open access”. In a May 2002 report to Congress, the Medicare Payment Advisory Commission, or MedPAC, concluded that many patients who meet Medicare hospice eligibility requirements currently have problems accessing hospice care because of restrictive eligibility criteria on the part of some hospice care providers. Operating with an open access philosophy enables us to remove these barriers to hospice care access and to achieve important competitive advantages, including:

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

administrative costs of determining the patient’s hospice eligibility, registering the patient and organizing the plan of care. In the latter days of care, expenses tend to be higher because patients generally require more services, especially pharmaceuticals and nursing care, due to their deteriorating medical condition. Therefore, when we increase the number of days a patient stays in our care, we increase the number of lower cost days over which our costs are spread. Our open access philosophy involves a commitment on the part of all our staff to encourage patients to use our services, and referral sources to refer patients, at the earliest stage of hospice eligibility. We believe this philosophy contributed to our 2003 average length of stay of approximately 93 days per patient, which we believe to be well in excess of the industry average.

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

Our Business Strategy

      We intend to enhance our position as a market leader in the hospice care industry by pursuing the following strategies:

Continue to Drive Same-Store Census Growth

      An important aspect of our growth strategy involves increasing patient census within our existing programs. Since the end of 1998, following the completion of our last significant acquisition, through December 31, 2003, we grew our same-store patient census by approximately 220%, from 1,579 to 5,055 patients. We intend to continue to increase our same-store growth by:

•	Continuing to provide superior quality of care. We have driven our same-store growth to date largely through “word of mouth” recommendations based on the quality of our care. Consistent with our mission, we will continue to focus our efforts on providing superior care to our patients and their families.

•	Building relationships that enhance our presence in local markets. We intend to increase our presence in local markets by fostering relationships with physicians, discharge planners, local faith-based and other community organizations and their leaders, and by providing educational workshops on hospice care and other end-of-life issues.

•	Focusing on our formal marketing initiatives. In September 2001, we initiated our first ever company-wide marketing program with the goal of expanding awareness and acceptance of hospice care and increasing our market share. Since then, we have added to our team of professional relations representatives and revised our employee compensation structure to include bonus incentives for increasing census at the program level. Our same-store census has grown 125% since the inception of this program, from 2,245 patients as of September 1, 2001 to 5,055 patients as of December 31, 2003. We believe that a continued commitment to these initiatives will help us continue growing.

•	Building relationships with national and regional nursing homes, assisted living facilities and managed care organizations. By building relationships with nursing home chains, assisted living providers, and managed care organizations, we hope to develop steady referral sources, that have the ability to provide multiple referrals on an on-going basis.

Expand Through Strategic Acquisitions and New Program Development

      We intend to expand our services in existing and new markets. Factors we consider when examining expansion opportunities include the following:

•	hospice utilization and the number of eligible beneficiaries in the community who are not receiving hospice care;

•	proximity to our existing programs and our ability to leverage our local resources through regional density;

•	existing competition;

•	the potential profitability of the target hospice program; and

•	the regulatory environment.

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

Become the Employer of Choice in the Hospice Care Industry

      We are committed to maintaining a superior work environment consisting of competitive compensation, proper staffing, useful management tools and extensive internal training. All of our full-time employees participate in a performance-based cash bonus program that rewards them based on a combination of factors including quality of care, compliance, profitability and census growth. We analyze current data from each of our programs in order to adjust staffing levels in response to or in anticipation of fluctuations in patient census so that we can minimize staff turnover. We have also initiated the development of technology tools designed to reduce administrative paperwork and enable our clinical staff to focus on patient care. As a result of these initiatives, our turnover rate for full-time employees with at least one year of service has steadily decreased from approximately 41% for the year ended December 31, 1999 to approximately 27% for the year ended December 31, 2003. We calculate our turnover rates for any period on a monthly basis by dividing the number of full-time employees with at least one year of service whose employment terminated during the month by the average number of full-time employees employed during such month.

Our Services

      We provide a full range of hospice services, from pain and symptom control to emotional and spiritual support, tailored to the individual needs of our patients and their families. Each patient who enrolls in one of our programs is assigned an interdisciplinary care team consisting of, depending on the patient’s needs, a physician, a nurse, a home health aide, a social worker, occupational and speech pathology therapists, a spiritual counselor, a dietary counselor, a volunteer, a homemaker and a bereavement coordinator. Below is a list of the key services we provide:

•	pain and symptom management;

•	emotional and spiritual support;

•	special palliative modalities such as radiation therapy, chemotherapy and infusion therapy;

•	diagnostic testing;

•	inpatient and respite care;

•	physician visits;

•	nursing care;

•	personal care by home health aides;

•	homemaker services;

•	social worker visits;

•	spiritual counseling;

•	bereavement counseling for up to 13 months after the patient’s death;

•	dietary counseling;

•	physical, occupational and speech therapy;

•	medical equipment and supplies; and

•	medications.

      Our services are available twenty-four hours a day, seven days a week and can be provided in a patient’s home or other residence of choice, such as a nursing home or assisted living facility, or in a hospital or other inpatient facility. We currently operate two inpatient facilities, a 12-bed, stand-alone facility in Cincinnati, Ohio, and an 8-bed skilled nursing-based facility in Albuquerque, New Mexico.

Marketing and Referral Relationships

      The primary focus of our marketing activities is on increasing patient referrals from existing referral sources and establishing new referral sources. Our referral sources include:

•	nursing homes;

•	assisted living facilities;

•	hospitals;

•	physicians;

•	home health care organizations;

•	managed care companies;

•	community social service organizations;

•	religious organizations; and

•	patient families.

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

      Each of our hospice care programs has a marketing team led by the program director who is assisted by at least one director of professional relations. Each program employs between one and four professional relations representatives. At December 31, 2003, we employed 118 professional relations representatives company-wide. Consistent with our belief that marketing is a team effort, each program’s marketing team is supported by other program employees, including admissions coordinators, patient care managers, medical directors, chaplains, social workers, counselors and nurses. Each professional relations representative seeks to develop patient referral sources located in the representative’s territory by regularly calling on those referral sources and educating them regarding our services and hospice care generally. Our professional relations representatives provide feedback to those sources regarding the status of referred patients when appropriate and with the patient’s consent. Our marketing efforts also include educational seminars for physicians and hospital personnel and community-based events.

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

      In addition to the proprietary applications already in place, we are in the process of developing applications we believe will reduce paperwork and travel costs for our nurses, aides and other clinicians in the field, and allow for the automated transfer of enrollment information to suppliers, which we expect to lead to faster delivery of items needed to appropriately care for patients. We are also developing applications designed to monitor and produce timely reports on key expenses such as labor and pharmaceuticals, which we anticipate will enable us to make better staffing, procurement and budgetary decisions. In the second half of 2003, we deployed a new billing system operating on our CareNation platform. At present, the new billing system is capable of processing Medicare and private third party payor reimbursement claims. We expect that the new billing system will be able to process Medicaid reimbursement claims before the end of 2004.

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

Competition

      Hospice care in the United States is competitive. The hospice care industry is highly fragmented and we compete with a large number of organizations, some of which may have significantly greater financial and marketing resources than we have. Based on industry data, we estimate that approximately 69% of existing hospice programs in 2002 were local, not-for-profit hospice programs. Most hospice programs are small and community-based. We also compete with other multi-program hospice companies including Odyssey Healthcare Inc., SouthernCare Hospice, Inc. and Vitas Healthcare Corporation.

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

Insurance

      We maintain general liability insurance coverage on an occurrence basis with limits of $1.0 million per occurrence and $3.0 million in the aggregate. We maintain healthcare professional liability insurance coverage on a claims-made basis with limits of $1.0 million per occurrence and $3.0 million in the aggregate. We also maintain a policy insuring hired non-owned automobiles with a $1.0 million limit of liability, with a $1.0 million deductible. In addition, we maintain umbrella coverage with a limit of $10.0 million excess over both general and healthcare professional liability coverage. While we believe our insurance coverage is adequate for our current operations, we cannot assure you that it will cover all future claims or will be available in adequate amounts or at a reasonable cost.

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

      We also must comply with regulations and conditions of participation to be eligible to receive payments from various federal and state government-sponsored healthcare programs, such as Medicare and Medicaid. Medicare is a federally funded and administered health insurance program, primarily for individuals entitled to Social Security benefits who are 65 years of age or older or who are disabled. Medicaid is a medical assistance program, jointly funded by the states and the federal government that provides certain medical and psychiatric care services to qualifying low-income persons. States are not required to provide Medicaid coverage for hospice services, but 45 states and the District of Columbia currently do so. All fourteen states in which we currently provide services offer coverage for Medicaid hospice services. Those states in which we operate that do provide a Medicaid benefit may limit the days for which hospice service will be covered, establish pre-

authorization processes that can deny or delay access to hospice care, or establish Medicaid managed care programs that include only limited forms of hospice care coverage.

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

      The Medicare conditions of participation for hospice programs include the following:

•	Governing Body. Each hospice must have a governing body that assumes full responsibility for the policies and the overall operation of the hospice and for ensuring that all services are provided in a manner consistent with accepted standards of practice. The governing body must designate one individual who is responsible for the day-to-day administrative operations of the hospice.

•	Direct Provision of Core Services. Medicare limits the circumstances under which hospice may use individual independent contractors or contract agencies to provide care to patients. Specifically, substantially all nursing, social work, and counseling services are to be provided directly by hospice employees meeting specific educational and professional standards. The Medicare Prescription Drug Improvement and Modernization Act of 2003 recently broadened hospices’ abilities to use contract personnel, which will allow for more flexible staffing arrangements in the future — particularly in the case of temporary travel by a beneficiary outside the hospice’s service area, or in situations where specialty nursing care which is not needed on a regular basis is required. When using contract workers or agencies, the hospice must agree in writing to maintain professional, financial and administrative responsibility for the services provided by those individuals or entities.

•	Medical Director. Each hospice must have a medical director who is a physician and who assumes responsibility for overseeing the medical component of the hospice’s patient care program.

•	Professional Management of Non-Core Services. A hospice may arrange to have non-core services such as therapy services, home health aide services, medical supplies or drugs provided by a non-employee or outside entity. If the hospice elects to use an independent contractor to provide non-core services, however, the hospice must retain professional management responsibility for the arranged services and ensure that the services are furnished in a safe and effective manner by qualified personnel, and in accordance with the patient’s plan of care.

•	Plan of Care. The patient’s attending physician, the medical director, designated hospice physician or a qualified nurse practitioner, and the interdisciplinary team must establish an individualized written plan of care prior to providing care to any hospice patient. The plan must assess the patient’s needs and identify services to be provided to meet those needs and must be reviewed and updated at specified intervals.

•	Continuation of Care. A hospice may not discontinue or reduce care provided to a Medicare beneficiary if the individual becomes unable to pay for that care.

•	Informed Consent. The hospice must obtain the informed consent of the hospice patient, or the patient’s representative, that specifies the type of care services that may be provided as hospice care.

•	Training. A hospice must provide ongoing training for its employees.

•	Quality Assurance. A hospice must conduct ongoing and comprehensive self-assessments of the quality and appropriateness of care it provides and that its contractors provide under arrangements to hospice patients.

•	Interdisciplinary Team. A hospice must designate an interdisciplinary team to provide or supervise hospice care services. The interdisciplinary team develops and updates plans of care, and establishes policies governing the day-to-day provision of hospice services. The team must include at least a physician or nurse practitioner (although a physician must certify the patient’s terminal condition), registered nurse, social worker and spiritual or other counselor. A registered nurse must be designated to coordinate the plan of care.

•	Volunteers. Hospice programs are required to recruit and train volunteers to provide patient care services or administrative services. Volunteer services must be provided in an amount equal to at least five percent of the total patient care hours provided by all paid hospice employees and contract staff.

•	Licensure. Each hospice and all hospice personnel must be licensed, certified or registered in accordance with applicable federal, state and local laws and regulations.

•	Central Clinical Records. Hospice programs must maintain clinical records for each hospice patient that are organized in such a way that they may be easily retrieved. The clinical records must be complete and accurate and protected against loss, destruction, and unauthorized use.

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

      Certificate/ Determination of Need Laws and Other Restrictions. Approximately 14 states continue to have certificate/ determination of need laws that seek to limit the number or size of hospice care providers.

These states require some form of state agency review or approval before a hospice may add new services or undertake significant capital expenditures. Approval under these certificate of need laws is generally conditioned on the showing of a demonstrable need for services in the community. In the future we may seek to develop or acquire hospice programs in states having certificate of need laws. To the extent that state agencies require us to obtain a certificate of need or other similar approvals to expand services at our existing hospice programs or to make acquisitions or develop hospice programs in new or existing geographic markets, our plans could be adversely affected by a failure to obtain a certificate or approval.

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

      Limits on the Acquisition or Conversion of Non-Profit Health Care Corporations. An increasing number of states require government review, public hearings, and/or government approval of transactions in which a for-profit entity proposes to purchase or otherwise assume the operations of a non-profit healthcare facility or insurer. Heightened scrutiny of these transactions may significantly increase the costs associated with future acquisitions of non-profit hospice programs in some states, otherwise increase the difficulty in completing those acquisitions, or prevent them entirely. We cannot assure you that we will not encounter regulatory or governmental obstacles in connection with our acquisition of non-profit hospice programs in the future.

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

Overview of Government Payments — General

      Payments from Medicare and Medicaid are subject to legislative and regulatory changes as well as susceptible to budgetary pressures. Our revenues and profitability are therefore subject to the effect of those changes and to possible reductions in coverage or payment rates by private third-party payors. In 2002 and 2003, 96.6% and 96.8%, respectively, of our net patient revenue was attributable to Medicare and Medicaid payments. As a result, any changes in the regulatory, payment or enforcement landscape may significantly affect our operations.

Overview of Government Payments — Medicare

      Medicare Eligibility Criteria. To receive Medicare payment for hospice services, the hospice medical director and, if the patient has one, the patient’s attending physician, must certify that the patient has a life expectancy of six months or less if the illness runs its normal course. This determination is made based on the physician’s clinical judgment. Due to the uncertainty of such prognoses, however, it is likely that some percentage of our patients will not die within six months of entering the hospice program. The Medicare program (among other third-party payors) recognizes that terminal illnesses often do not follow an entirely predictable course, and therefore the hospice benefit remains available to beneficiaries so long as the hospice physician or the patient’s attending physician continues to certify that the patient’s life expectancy remains six months or less. Specifically, the Medicare hospice benefit provides for two initial 90-day benefit periods followed by an unlimited number of 60-day periods. A Medicare beneficiary may revoke his or her election of the Medicare hospice benefit at any time and resume receiving regular Medicare benefits. The patient may elect the hospice benefit again at a later date so long as he or she remains eligible.

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

      Overall Medicare payments to our hospice programs are also subject to an annual per-beneficiary limitation or cap. This per-beneficiary cap amount is revised annually to account for inflation. For the twelve-month period ended October 31, 2003, the annual hospice benefit cap was $18,661.29. Compliance with the cap, however, is not determined on the basis of individual beneficiary experiences. Instead, compliance is measured by calculating the total Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that Medicare provider number between November 1 of each year and October 31 of the following year and comparing the result with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program or programs during the relevant period.

      In the past, we have been required to reimburse Medicare for exceeding the Medicare per-beneficiary cap. We actively monitor the per-beneficiary cap amount at each of our programs and implement corrective measures if necessary. We maintain what we believe are adequate reserves in the event we exceed the cap in the future. We cannot assure you that a Medicare fiscal ???? will not determine in the future that one or more of our hospice programs has exceeded the cap.

      Medicare Managed Care Programs. The Medicare program has entered into contracts with managed care companies to provide a managed care benefit to those Medicare beneficiaries who wish to participate in managed care programs, commonly referred to as Medicare HMOs, Medicare Advantage (formerly Medicare + Choice) or Medicare risk products. We provide hospice care to Medicare beneficiaries who participate in these managed care programs. Our payments for services provided to Medicare beneficiaries enrolled in Medicare HMO programs are processed in the same way and at the same rates as those of Medicare beneficiaries who are not in Medicare HMOs. Medicare pays the hospice directly for services provided to Medicare HMO, Medicare Advantage or risk product patients and then reduces the payment that the managed care program receives.

      Adjustments to Payment Rates and Payment Methodology. In the last several years there have been a number of adjustments to the base rates paid by Medicare for all four levels of hospice services. Specifically, the Balanced Budget Act of 1997 (“BBA of 1997”), Balanced Budget Refinement Act of 1999 (“BBRA of 1999”), and Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA 2000”), have all modified hospice payment rates in recent fiscal years. The Medicare fiscal year begins on October 1 of each year and runs through September 30 of the following year. Most recently, the base Medicare payment rates were increased an additional 3.4%, effective October 1, 2003.

      It is possible that there will be further modifications to the rate structure under which Medicare certified hospice programs are currently paid. In a May 2002 report to Congress, MedPAC recommended that the Secretary for the Department of Health and Human Services review the adequacy of hospice payment rates to ensure that the rates are adequate given the realities of the costs associated with providing hospice services in today’s market, and further recommended that the Secretary consider the possibility of moving to a case-mix adjusted payment system or create a separate payment mechanism to deal with more costly outlier patients who present with unusually complex cases or cases requiring significantly more intensive services than most hospice patients.

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

Overview of Government Payments — Medicaid

      Medicaid Coverage and Reimbursement. State Medicaid programs are another source of our net patient revenue. Medicaid is a state-administered program financed by state funds and matching federal funds to provide medical assistance to the indigent and certain other eligible persons. For those states that elect to provide a hospice benefit, the care must be provided by a Medicare-certified hospice, and the scope of hospice services available must include at least all of the services provided under the Medicare hospice benefit. Most of those states providing a Medicaid hospice benefit pay us at rates equal to or greater than the rates provided under Medicare and those rates are calculated using the same methodology as Medicare. States maintain flexibility to establish their own hospice election procedures and to limit the number and duration of benefit periods for which they will pay for hospice services.

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

      Statutory and regulatory safe harbors protect various practices and relationships such as bona fide employment relationships, contracts for the rental of space or equipment, personal service arrangements, and management contracts, from enforcement action, when certain conditions are met. The safe harbor regulations, however, do not comprehensively describe all lawful relationships between healthcare providers and referral sources, and the failure of an arrangement to satisfy all of the requirements of a particular safe harbor does not mean that the arrangement is unlawful.

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

      We contract with a significant number of healthcare providers practitioners, and vendors such as physicians, hospitals, nursing homes, durable medical equipment vendors and pharmacies, and arrange for these individuals or entities to provide services to our patients. Some of these individuals or entities may refer, or be in a position to refer, patients to us, and we may refer, or be in a position to refer, patients to these individuals or entities. We believe that our contracts and arrangements with providers, practitioners and suppliers are not in violation of applicable anti-kickback or related laws. We cannot assure you, however, that these laws will ultimately be interpreted in a manner consistent with our practices.

      HIPAA Anti-Fraud Provisions. Portions of HIPAA permit the imposition of civil monetary penalties in cases involving violations of the anti-kickback statute or contracting with excluded providers. In addition, HIPAA created new statutes making it a federal felony to engage in fraud, theft, embezzlement, or the making of false statements with respect to healthcare benefit programs, which include private, as well as government programs. In addition, for the first time, federal enforcement officials have the ability to exclude from the Medicare and Medicaid programs any investors, officers and managing employees associated with business entities that have committed healthcare fraud, even if the investor, officer or employee had no actual knowledge of the fraud.

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

      On occasion, the OIG has issued audit reports, fraud alerts, and advisory opinions regarding hospice practices which might be susceptible to fraud or abuse. The OIG also issued a voluntary Compliance Program Guidance for Hospices in September 1999. We cannot predict what, if any, changes may be implemented in coverage, reimbursement, or enforcement policies as a result of these OIG reviews and recommendations.

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

      The Civil False Claims Act prohibits the known filing of a false claim or the known use of false statements to obtain payments. Penalties for violations include fines ranging from $5,500 to $11,000, plus treble damages, for each claim filed. Provisions in the Civil False Claims Act also permit individuals to bring actions against individuals or businesses in the name of the government as so called “qui tam” relators. If a qui tam relator’s claim is successful, he or she may be entitled to share in the government’s recovery.

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

      Prohibition on Employing or Contracting with Excluded Providers. Federal regulations prohibit Medicare providers, including hospice programs, from submitting claims for items or services or their related costs if an individual or entity that has been excluded or debarred from participation in federal health care programs furnished those items or services. The OIG and GSA maintain lists of excluded persons and entities. Nonetheless, it is possible that we might unknowingly bill for services provided by an excluded person or entity with whom we contract. The penalty for contracting with an excluded provider may range from civil monetary penalties of $50,000 and damages of up to three times the amount of payment that was inappropriately received.

      Corporate Practice of Medicine and Fee Splitting. Most states have laws that restrict or prohibit anyone other than a licensed physician, including business entities such as corporations, from employing physicians and/or prohibit payments or fee-splitting arrangements between physicians and corporations or unlicensed individuals. While the laws vary from state to state, penalties for violating such laws may include civil or criminal penalties, the forced restructuring or termination of business arrangements, or in rare cases the loss of the physician’s license to practice medicine. These laws have been subject to only limited interpretation by the courts or regulatory bodies.

      We employ or contract with physicians to provide medical direction and patient care services to our patients. We have made efforts to structure those arrangements in compliance with the applicable laws and regulations. Despite these efforts, however, we cannot assure you that agency officials charged with enforcing these laws will not interpret our physician contracts as violating the relevant laws or regulations. Future determinations or interpretations by individual states with corporate practice of medicine or fee splitting restrictions may force us to restructure our arrangements with physicians in those locations.

      Health Information Practices. Portions of HIPAA were enacted to develop national standards for the electronic exchange of health information. To accomplish this, the U.S. Department of Health & Human Services (“DHHS”) was directed to develop rules for standardizing electronic transmission of health care information and to protect its security and privacy. The privacy and security rules now apply to health information, regardless of the form in which it is maintained (e.g., electronic, paper, oral). Under these rules, health care providers, health plans and clearinghouses are now required to (a) conduct specific transactions using uniform code sets, (b) comply with a variety of requirements concerning their use and disclosure of individuals’ protected health information, (c) establish detailed internal procedures to protect health information and (d) enter into business associate contracts with individuals or companies who use or disclose health information on their behalf. HIPAA’s requirements regarding privacy and confidentiality became effective in April 2003. HIPAA requirements standardizing electronic transactions between health plans, providers and clearinghouses became effective in October 2003. The Company currently estimates that it will incur additional HIPAA compliance costs in 2004 and beyond, particularly with regard to the implementation of the final security rule requirements, which must be completed by April 21, 2005.

      Sanctions for failing to comply with the HIPAA privacy rules could include civil monetary penalties of $100 per incident, up to a maximum of $25,000 per person, per year, per standard. The final rule also provides for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses, and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage or personal gain.

Employees

      As of December 31, 2003, we had 1,983 full time employees and 466 part-time employees. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

Item 2.	Properties

      Our principal executive office is located in a 42,000 square foot leased facility located in Scottsdale, Arizona. The lease for this facility expires in 2010.

      As of December 31, 2003, we operated 40 hospice care programs, including one stand-alone inpatient facility and one skilled nursing-based inpatient facility, serving patients in 14 states from leased program offices. We believe that our properties are adequate for our current business needs. In addition, we believe that additional or alternative space will be available as needed in the future on commercially reasonable terms. With the exception of our principal executive office lease, we have no material operating leases.

Item 3.	Legal Proceedings

      The action of Bradeen et al. v. Vista Hospice Care, Inc. and Edward Raymond Lowe, which was previously disclosed in our Form 10-K and 10-Q reports, was settled in November 2003. This action related to a fatal motor vehicle accident involving a former VistaCare employee. As part of the settlement, we were required to pay a sum of money, all of which was covered by insurance proceeds.

Item 4.	Submission of Matters to a Vote of Security Holders

      During the fourth quarter of 2003, there were no matters submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below is information concerning our executive officers and including their ages as of December 31, 2003.

Name	Age	Position

Richard R. Slager	49	Chairman of the Board of Directors, President and Chief Executive Officer
Mark E. Liebner	51	Chief Financial Officer
Carla Davis Hughes	32	Senior Vice President of Operations
Stephen Lewis	57	Senior Vice President and General Counsel
Ronald F. Watson	56	Executive Vice President of Corporate Development

      Richard R. Slager has served as our President and Chief Executive Officer and as a member of our board of directors since May 2001. He became the Chairman of our board of directors in August 2003. From June 1999 until May 2001, he was Chairman of the board of directors and Chief Executive Officer of SilverAge LLC, an online monitoring and interactive technical company for seniors. In May 1989, Mr. Slager founded Karrington Health, Inc., an assisted living provider, and he served as Chairman of the board of directors and Chief Executive Officer of Karrington Health, Inc. until June 1999.

      Mark E. Liebner has served as our Chief Financial Officer since April 2002. From March 2000 until April 2002, he served as Managing Director of Searchlight Partners LLC, a corporate advisory services firm. From October 1991 until March 2000, Mr. Liebner served as Chief Financial Officer of Rural Metro Corporation, a publicly traded provider of healthcare transportation services. From July 1988 until September 1991, Mr. Liebner served as Vice President in the healthcare investment banking group of Van Kampen Merritt, a financial services firm.

      Carla Davis Hughes has served as our Senior Vice President of Operations since May 2002. From December 1998 until May 2002, Ms. Hughes held several senior operational positions at VistaCare including Program Director, Southeastern Area Director, Atlantic Coast Regional Director and Eastern Regional Vice President of Operations. From June 1996 until June 1998, Ms. Hughes served as the East Coast Development Manager for Vencor Hospice Programs, a national hospice program. From January 1994 until June 1996,

Ms. Hughes served as a Provider Education Consultant for Palmetto GBA, a Medicare fiscal intermediary for hospice and home health providers.

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

      Ronald F. Watson has served as our Executive Vice President of Corporate Development since November 2003. From December 1999 until January 2003, he held several senior executive positions at United Health Group, Inc., a publicly traded health care company. From April 1997 until November 1999, Mr. Watson served as Chief Executive Officer and President of Constellation Senior Services, Inc., a developer and operator of senior housing facilities. From May 1996 until March 1997, he served as Vice President, Continuum of Care of Catholic Health Initiatives, an integrated health system. From August 1989 until May 1996, Mr. Watson served as Vice President, Elder Care of Sisters of Charity Health Care Systems, Inc., an integrated health system operating long-term care facilities and retirement communities and offering a range of community focused health, housing and social services. From August 1980 until April 1989, he served as Vice President and Assistant General Manager of Health Care and Retirement Corp., a long-term care organization.

      There are no family relationships among any of our executive officers and directors.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

      Our Class A Common Stock, $0.01 par value per share, which we refer to as our common stock, has been quoted on the Nasdaq National Market under the symbol “VSTA” since December 18, 2002. Prior to that time there was no public market for our common stock. As of February 27, 2004, there were approximately 52 record holders of our common stock and the closing sale price of our common stock as reported on the Nasdaq National Market was $28.04 per share. The following table sets forth the high and low sales prices per share of our common stock for the period indicated, as reported on the Nasdaq National Market:

	High	Low

2002
Fourth Quarter (December 18, 2002 — December 31, 2002)	$16.82	$13.00
2003
First Quarter	$18.90	$13.90
Second Quarter	$25.78	$16.79
Third Quarter	$37.85	$24.10
Fourth Quarter	$41.40	$30.45

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

Recent Sales of Unregistered Securities

      VistaCare did not sell any of its equity securities in 2003 that were not registered under the Securities Act of 1933.

Repurchases of Common Stock

      VistaCare did not repurchase any shares of its common stock during the 2003.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

      The selected financial data set forth below should be read in conjunction with our consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, appearing elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 1999 and 2000 and the consolidated balance sheet data as of December 31, 1999, 2000 and 2001 are derived from our audited financial statements not included in this report. The statement of operations data for the years ended December 31, 2001, 2002 and 2003 and the balance sheet data as of December 31, 2002 and 2003 are derived from our audited financial statements included elsewhere in this report. The historical results of operations are not necessarily indicative of the operating results to be expected in the future.

	Year Ended December 31,

	1999	2000	2001	2002	2003

	(Dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Net patient revenue	$78,768	$81,595	$91,362	$132,947	$191,656
Operating expenses:
Patient care	50,693	55,256	63,950	79,752	114,631
General and administrative (exclusive of stock-based compensation charges below)	25,500	23,541	30,666	42,535	54,456
Depreciation and amortization	1,677	1,797	1,990	1,349	1,963
Stock-based compensation	—	—	50	427	1,328

Total operating expenses	77,870	80,594	96,656	124,063	172,378

Operating (loss) income	898	1,001	(5,294)	8,884	19,278
Non-operating income (expense):
Interest income	69	202	52	25	391
Interest expense	(1,542)	(1,497)	(1,157)	(935)	(126)
Other expense	(202)	(8)	(163)	(137)	(82)

Net (loss) income before income taxes	(777)	(302)	(6,562)	7,837	19,461
Income tax expense	68	81	150	281	4,256

Net (loss) income	(845)	(383)	(6,712)	7,556	15,205
Accrued preferred stock dividends(1)	(2,879)	(3,482)	(3,839)	(4,052)	—

Net (loss) income to common stockholders	$(3,724)	$(3,865)	$(10,551)	$3,504	$15,205

Net (loss) income per common share:
Basic	$(0.98)	$(0.76)	$(2.07)	$0.63	$.97

Diluted	$(0.98)	$(0.76)	$(2.07)	$0.52	$.89

Weighted average shares outstanding:
Basic	3,798	5,098	5,098	5,580	15,707

Diluted	3,798	5,098	5,098	6,776	17,038

	Year Ended December 31,

	2001	2002	2003

Operating Data:
Number of hospice programs(2)	38	38	40
Admissions(3)	10,330	12,745	15,680
Days of care(4)	948,001	1,227,787	1,717,149
Average daily census(5)	2,597	3,364	4,705
Other Data:	(Dollars in thousands)
Adjusted EBITDA(6)	$(3,417)	$10,523	$22,487
Net cash provided by operating activities	$3,164	$6,142	$12,417
Net cash used in investing activities	$(2,051)	$(6,008)	$(5,651)
Net cash (used in) provided by financing activities	$(2,277)	$37,587	$1,323

	As of December 31,

	1999	2000	2001	2002	2003

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,923	$2,547	$1,383	$39,104	$47,193
Working capital	9,933	6,548	(1,261)	41,502	59,920
Total assets	49,343	46,019	40,997	94,943	122,221
Redeemable (non-convertible and convertible) preferred stock(1)	38,228	41,710	45,249	—	—
Capital lease obligations, including current portion	—	—	250	176	88
Long-term debt, including current portion	13,487	11,955	10,131	250	—
Accumulated deficit(1)	(18,605)	(22,470)	(33,021)	(29,517)	(14,312)
Total stockholders’ (deficit) equity	(17,215)	(21,587)	(32,088)	69,247	88,076

(1)	Reflects accrued dividends on the Series B Preferred Stock, Series C Preferred Stock and the Series D Preferred Stock at the rate of 10% per annum, compounded semi-annually. The preferred stock converted into common stock upon the closing of our initial public offering, and the accrued preferred stock dividends, which were not payable in the event of a conversion into common stock, were reclassified as additional paid-in-capital. The preferred stock dividend is included in accumulated deficit.

(2)	Number of hospice programs at end of period.

(3)	Represents the total number of patients admitted into our hospice programs during the period.

(4)	Represents the total days of care provided to our patients during the period.

(5)	Represents the average number of patients for whom we provided hospice care each day during the period and is computed by dividing days of care by the number of days during the period.

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

Overview

      Since completing an initial public offering of our common stock in December 2003 our business has continued to grow. As of December 31, 2003, we were operating 40 hospice programs serving a total of 5,140 patients in 14 states. Net patient revenue increased from $132.9 million in 2002 to $191.7 in 2003 while net income before accrued preferred stock dividends increased from $7.6 million in 2002 to $15.2 million in 2003. Substantially all of our growth in recent years has been organic.

      Our business has benefited from regular increases in Medicare hospice reimbursement rates, including the two most recent increases effective October 1, 2002 and October 1, 2003, each being 3.4% over the base rates then in effect.

      We recorded a tax provision of $4.3 million in 2003 as compared to a tax provision of $0.3 million in 2002, reflecting the full utilization of the balance of our tax loss carryforwards in 2003 and the growth in net income. We expect that our effective tax rate, which was 22% in 2003, will increase significantly in 2004.

Net Patient Revenue

      Net patient revenue is the amount we believe we are entitled to collect for our services, adjusted as described below. The amount we believe we are entitled to collect for our services varies depending on the level of care provided, the payor and the geographic area where the services are rendered. Net patient revenue includes adjustments for:

•	estimated payment denials (excluding payment denials related to Medicare reimbursements for nursing home room and board charges) and contractual adjustments;

•	patients who do not have insurance coverage and who are deemed financially in need of charity care;

•	amounts we estimate we could be required to repay to Medicare, such as amounts that we would be required to repay if any of our programs exceed the annual per-beneficiary cap, as described below under “Critical Accounting Policies and Significant Estimates — Potential Adjustments to Net Patient Revenue for Exceeding the Medicare Per-Beneficiary Cap”; and

•	subsequent changes to initial level of care determinations.

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

      Our average length of stay was approximately 93 days in 2003, which we believe exceeds the industry average. We attribute our ability to exceed the industry average in terms of length of stay to several factors. First, we have a relatively high percentage of non-cancer patients, who have a higher average length of stay than cancer patients. Second, we believe that our open access philosophy and our efforts to educate referral sources about hospice care encourages earlier transfers of patients to hospice care. Finally, a significant amount of our growth in recent periods has been in rural markets where access to intensive care hospitals or other alternative sites for hospice-eligible patients is more difficult.

      The table below sets forth the percentage of our net patient revenue in 2001 2002 and 2003 derived from Medicare, Medicaid, private insurers and managed care payors.

	Year Ended
	December 31,

	2001	2002	2003

Medicare	97.4%	93.4%	93.0%
Medicaid	1.5%	3.2%	3.8%
Private insurers and managed care	1.1%	3.4%	3.2%

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

	Year Ended
	December 31,

Level of Care	2001	2002	2003

Routine Home Care	92.6%	93.9%	93.7%
General Inpatient Care	7.1%	5.7%	5.7%
Continuous Home Care	0.1%	0.2%	0.4%
Respite Inpatient Care	0.2%	0.2%	0.2%

      Typically, each October, Medicare adjusts its base hospice care reimbursement rates for the following year based on inflation and other economic factors. Effective April 1, 2001, the Medicare base rates were increased 5.0% over the base rates then in effect. Such rates were further increased by 3.2% effective October 1, 2001, 3.4% effective October 1, 2002, and 3.4% effective October 1, 2003. These increases have favorably impacted our net patient revenue. Medicare’s base rates are subject to regional adjustments based on local wage levels. These regional adjustments are not necessarily proportional to adjustments in the base rates.

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

      Patient care expenses consist primarily of salaries, benefits, payroll taxes and travel costs associated with our hospice care providers. Patient care expenses also include the cost of pharmaceuticals, durable medical equipment, medical supplies, inpatient arrangements, nursing home costs, net, and purchased services such as ambulance, infusion and radiology. We incur inpatient facility costs primarily through per diem lease arrangements with hospitals and skilled nursing facilities where we provide our services. We also operate a 12-bed, stand-alone inpatient hospice facility and an 8-bed skilled nursing facility. Patient length of stay impacts our patient care expenses as a percentage of net patient revenue. Patient care expenses are generally higher during the initial and latter days of care. In the initial days of care, expenses tend to be higher because of the initial purchases of pharmaceuticals, medical equipment and supplies and the administrative costs of determining the patient’s hospice eligibility, registering the patient and organizing the plan of care. In the latter days of care, expenses tend to be higher because patients generally require more services, such as pharmaceuticals and nursing care, due to their deteriorating medical condition. Accordingly, if lengths of stay decline, those higher costs are spread over fewer days of care, which increases patient care expenses as a percentage of net patient revenue and negatively impacts profitability. Patient care expenses are also impacted by the geographic concentration of patients. Labor expenses, which represent the single largest category of patient care expenses, tend to be less if patients are geographically concentrated and hospice care providers are required to spend less time traveling and can care for more patients.

      For our patients who receive nursing home care under state Medicaid programs in states other than Arizona, Oklahoma, Pennsylvania and South Carolina, the applicable Medicaid program pays us an amount equal to no more than 95% of the Medicaid per diem nursing home rate for room and board services furnished to the patient by the nursing home in addition to the Medicare or Medicaid routine home care per diem payment. We pay the nursing home for these room and board services at a rate between 95% and 100% of the full Medicaid per diem nursing home rate, depending on the terms of the contract between us and the nursing home. We include the difference between the amount we pay the nursing home and the amount we receive from Medicaid (net of estimated room and board reimbursement claim denials) in patient care expenses. We refer to this difference as “nursing home costs, net”. Our nursing home costs, net, were $1.0 million in 2001, $1.3 million in 2002 and $4.8 million in 2003.

      General and administrative expenses primarily include salaries, payroll taxes, benefits and travel costs associated with our staff that is not directly involved with patient care, bonuses for all employees, marketing, office leases, and professional services.

Stock-Based Compensation

      Certain employee stock options which we granted in 2001 and 2002 have resulted in and will continue to result in stock-based compensation charges. In accordance with Accounting Principles Board Opinion No. 25 and related interpretations, if an employee stock option is granted with an exercise price which is less than the deemed fair value of the underlying stock, the difference is treated as a compensation charge that must be recognized ratably over the vesting period for the option. As a result of employee option grants made in 2001 and 2002 with exercise prices determined to be less than the deemed fair value of our common stock on the respective grant dates, we recognized stock-based compensation expense of $50,000 in 2001, $427,000 in 2002 and 1,328,000 in 2003. In addition, a stock option granted to our Chief Executive Officer in November 2002 was subject to variable accounting due to the vesting provisions contained in the option and resulted in $9,000 of stock-based compensation expense in 2002. In February 2003, the vesting on the option granted to our Chief Executive Officer was accelerated in full, resulting in $1.1 million of compensation expense which was recognized in the first quarter of 2003. As of December 31, 2003, we had accrued a total of $1,024,000 of deferred stock-based compensation relating to the foregoing options.

Capitalized Software Development Costs

      We have capitalized certain internal costs related to the development of software used in our business. We capitalize all qualifying internal costs incurred during the application development stage. Costs incurred during the preliminary project stage and post-implementation/operation stage are expensed as incurred. As of December 31, 2003, we had total capitalized software development costs, net of amortization, of approxi-

mately $5.3 million. We amortize the capitalized software development costs related to particular software over a three-year period commencing when that software is substantially complete and ready for its intended use. Approximately $3.7 million of our capitalized software development costs as of December 31, 2003 related to our new billing software, which we started to amortize in the fourth quarter of 2003.

Goodwill

      Goodwill from our 1998 and 2002 acquisitions, net of accumulated amortization, was $20.6 million as of December 31, 2003. Prior to 2002, we were amortizing the goodwill from our 1998 acquisitions over 30 years. Rules issued by the Financial Accounting Standards Board, effective beginning in 2002, require that we no longer amortize goodwill. These rules require that we analyze our goodwill for impairment annually, or more often if events or circumstances arise that indicate that the carrying value of our goodwill exceeds its fair market value. We have concluded that no basis for impairment of our goodwill existed as of December 31, 2003.

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

      The following table reconciles our net (loss) income before accrued preferred stock dividends to adjusted EBITDA and also shows cash flows from operating, investing and financing activities for the periods indicated:

	Year Ended December 31,

	2001	2002	2003

	(In thousands)
Net (loss) income before accrued preferred stock dividends	$(6,712)	$7,556	$15,205
Add:
Interest income	(52)	(25)	(391)
Interest expense	1,157	935	126
Income tax expense	150	281	4,256
Depreciation and amortization	1,990	1,349	1,963
Stock-based compensation	50	427	1,328

Adjusted EBITDA	$(3,417)	$10,523	$22,486

Net cash provided by operating activities	$3,164	$6,142	$12,078
Net cash used in investing activities	$(2,051)	$(6,008)	$(5,651)
Net cash (used in) provided by financing activities	$(2,277)	$37,587	$1,662

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

Adjustments to Net Patient Revenue for Estimated Payment Denials

      Substantially all of our net patient revenue is derived from Medicare and Medicaid programs. The balance of our net patient revenue is derived primarily from private insurers and managed care programs. We operate under arrangements with these payors pursuant to which they reimburse us for services we provide to hospice-eligible patients they cover, subject only to our submission of adequate and timely claim documentation. In some cases, these payors deny our claims for reimbursement for reasons such as:

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

      Recorded net patient revenue reflected $2.7 million and $6.8 million for estimated claim denials in 2002 and 2003, respectively.

Adjustments to Net Patient Revenue for Exceeding the Medicare Per-Beneficiary Cap

      Each of our hospice programs is subject to the annual Medicare per-beneficiary cap, as more fully described in Part I, Item 1 of this report under the caption entitled “Business — Government Regulation — Overview of Government Payments — Medicare”. In effect, the per-beneficiary cap imposes a limit on the amount of payments per beneficiary that we can receive from Medicare with respect to services provided during the twelve-month period between November 1 of one year and October 31 of the following year. Compliance is measured by calculating the total Medicare payments received under a Medicare provider number during that twelve-month period with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that Medicare provider number and comparing the result with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program or programs during the relevant period. Medicare fiscal intermediaries do not typically determine whether the per-beneficiary cap has been exceeded and make the associated assessment for at least six months after the end of the relevant period.

      We actively monitor each of our programs to determine whether they are likely to exceed the Medicare per-beneficiary cap. If we determine that the program or programs covered by a Medicare provider number are likely to exceed the cap, we attempt to institute corrective action, such as a change in patient mix. However, to the extent we believe our corrective action will not be successful, we estimate the amount that we could be required to repay to Medicare and accrue that amount as a reduction to net patient revenue. Factors that impact our estimate include:

•	anticipated average length of stay of patients within our programs;

•	our success in implementing corrective measures; and

•	enrollment of beneficiaries in our programs who may have previously elected Medicare hospice coverage through another hospice provider, thus reducing the cap amount for the applicable provider number.

      Recorded net patient revenue reflected reductions of $1.1 million in 2001, $0.9 million in 2002 and $4.6 million in 2003 as estimates of our exposure for exceeding the Medicare per-beneficiary cap in those years. Of the $4.6 million reduction to net patient revenue in 2003, $3.1 million was made in the fourth quarter when we had improved visibility regarding our potential cap exposure for the twelve-month Medicare measurement period ended October 31, 2003. The increase in estimated cap exposure in 2003 over 2002 was due to longer average length of patient stays at several of our programs in 2003 resulting from changes in patient diagnostic mix and earlier admissions. Our accrual for potential exposure for exceeding the Medicare per beneficiary cap was $5.9 million as of December 31, 2003. While we believe our reserves for potential assessment are adequate, it is possible that they may be insufficient. As of the date of this report, we had not been assessed for exceeding the per-beneficiary cap for the assessment period ended October 31, 2003.

     Estimate of Patient Care Expenses

      We are required to make certain significant judgments regarding patient care expenses. In any given financial reporting period we purchase goods and services from a large number of vendors. Many of such purchases involve relatively small amounts individually. Often we are neither invoiced for, nor receive from our employees in the field all relevant information regarding, such purchased goods and services until well after our financial statements need to be prepared. Accordingly, we are required to a certain extent to estimate the amount of those expenses. In making such estimates we take into account, among other things, our experience with those expenses as a percentage of net patient revenue given the level of care, the information we actually have available to us from patient care expense logs, and the value of vendor invoices we have received in relation to the time period for which patient care expenses are being determined.

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

      In the event we determine that the value of our goodwill has become impaired, we are required to write down the value of the goodwill to its fair market value on our balance sheets and to reflect the extent of the impairment as an expense on our statements of operations. We have determined that no impairment of goodwill existed as of December 31, 2003.

Results of Operations

      The following table sets forth selected consolidated financial information as a percentage of net patient revenue for the periods indicated:

	Year Ended
	December 31,

	2001	2002	2003

Net patient revenue	100%	100%	100%
Operating Expenses:
Patient care:
Salaries, benefits and payroll taxes	44.3%	39.6%	40.0%
Pharmaceuticals	8.0%	5.9%	5.5%
Durable medical equipment and supplies	5.7%	4.9%	4.7%
Other (including inpatient arrangements, nursing home costs, net, purchased services and travel)	12.0%	9.6%	9.6%

Total	70.0%	60.0%	59.8%

General and administrative (exclusive of stock-based compensation charges reported below):
Salaries, benefits and payroll taxes	18.1%	16.1%	15.5%
Office leases	3.0%	2.4%	2.1%
Other (including severance, travel, marketing and charitable contributions)	12.5%	13.5%	10.8%

Total	33.6%	32.0%	28.4%

Depreciation and amortization	2.2%	1.0%	1.0%
Stock-based compensation	0.0%	0.3%	0.7%
Operating (loss) income	(5.8)%	6.7%	10.1%
Non-operating income (expense)	(1.4)%	(0.8)%	0.0%
Income tax expense	0.1%	0.2%	2.2%
Net (loss) income before accrued dividends to preferred stockholders	(7.3)%	5.7%	7.9%
Adjusted EBITDA(1)	(3.7)%	7.9%	11.7%

(1)	Adjusted EBITDA consists of net (loss) income before accrued preferred stock dividends excluding net interest, taxes, depreciation and amortization and stock-based compensation charges. We present adjusted EBITDA to enhance the understanding of our operating results. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles. Items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA is a key measure we use to evaluate our operations. In addition, we provide our adjusted EBITDA because we believe that investors and securities analysts will find adjusted EBITDA to be a useful measure for evaluating our cash flows from operations, for comparing our operating performance with that of similar companies that have different capital structures and for evaluating our ability to meet our future debt service, capital expenditures and working capital requirements. Adjusted EBITDA should not be considered in isolation or as an alternative to net (loss) income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted EBITDA as presented may not be comparable to other similarly titled measures of performance of other companies.

Year Ended December 31, 2003, Compared to Year Ended December 31, 2002

Net Patient Revenue

      Net patient revenue increased $58.8 million, or 44.2%, from $132.9 million in 2002 to $191.7 million in 2003. This increase was due to an increase in billable patient days and the Medicare reimbursement rate increases effective October 1, 2002 and October 1, 2003. Substantially all of the increase in billable patient days was attributable to organic growth. Net patient revenue per day of care was approximately $108 in 2002 and $112 in 2003. This increase was due primarily to the Medicare rate increases and an increase in the percentage of patients receiving care in geographic regions where reimbursement rates are relatively high. Our average daily census of patients increased from 3,364 in 2002 to 4,705 in 2003.

Patient Care Expenses

      Patient care expenses increased $34.8 million, or 43.6%, from $$79.8 million in 2002 to $114.6 million in 2003. Of this increase, 69.3% was due to a $24.1 million increase in salaries, benefits and payroll taxes and travel costs of hospice care providers, including pay increases for our existing care providers and costs associated with additional personnel hired to provide care to our increased census of patients. The remainder of the increase was due to an increase in purchased services, durable medical equipment and medical supplies required to provide care to our increased census of patients and an increase in nursing home costs, net. As a percentage of net patient revenue, patient care expenses decreased from 60.0% in 2002 to 59.8% in 2003. This decrease was primarily due to the increase in net patient revenue per patient, per day in 2003, coupled with a decrease in the average cost of pharmaceuticals and durable medical equipment on a per patient, per day basis in 2003. Patient care expenses as a percentage of net patient revenue in 2003 was adversely impacted by the increased reductions to net patient revenues for estimated claim denials and estimated Medicare per-beneficiary cap exposure.

General and Administrative Expenses (Exclusive of Stock-Based Compensation)

      General and administrative expenses increased $12.0 million, or 28.2%, from $42.5 million in 2002 to $54.5 million in 2003. As a percentage of net patient revenue, general and administrative expenses decreased from 32.0% in 2002 to 28.4% in 2003. Of the overall increase in general and administrative expenses 70.8% was due to a $8.5 million increase in salaries, payroll taxes, and benefits, primarily related to the addition of program-level personnel, and a 3.3% wage increase that went into effect in April 2003. The remainder of the increase was primarily due to increases in insurance expenses, facility leases and corporate-level personnel additions.)

Depreciation and Amortization

      Depreciation and amortization expense increased $0.7 million, or 45.5%, from $1.3 million in 2002 to $2.0 million in 2003. The increase was primarily due to additional equipment purchases placed into service and the amortization of $3.7 million of capitalized software development costs associated with our new billing system which was completed in the fourth quarter of 2003.

Stock-Based Compensation

      Stock-based compensation was approximately $427,000 in 2002 and $1,328,000 in 2003. Of the stock-based compensation in 2003, $1.0 million was recognized in the first quarter of 2003 and related to the acceleration of the vesting of a stock option.

Non-Operating Income (Expense)

      Non-operating income (expense) for 2003 was $0.2 million, compared to non-operating income (expense) for 2002 of $(1.0) million. The change was due to an increase in interest that we derived from our investment of a significant portion of the net proceeds from our initial public offering of common stock in

December 2002 and a decrease in interest expense as a result of our repayment of outstanding indebtedness under our bank credit facility with proceeds from our initial public offering.

Income Tax

      In 2003 we recorded $4.3 million in income tax expense, reflecting an effective tax rate of 22% for the year, and exhausted the balance of tax loss carryforwards from prior years. In 2002, we had no federal income tax expense and $0.3 million of state income tax expense due to our ability to utilize net operating tax loss carryforwards. We expect that our effective tax rate in 2004 will be significantly higher than in 2003.

Year Ended December 31, 2002, Compared to Year Ended December 31, 2001

Net Patient Revenue

      Net patient revenue increased $41.6 million, or 45.5%, from $91.4 million in 2001 to $132.9 million in 2002. This increase was due to an increase in billable patient days and the Medicare reimbursement rate increases effective April 1, 2001, October 1, 2001 and October 1, 2002. Net patient revenue per day of care was approximately $96 in 2001 and $108 in 2002.. This increase was due primarily to the Medicare rate increases and an increase in the number of patients receiving care in geographic regions where reimbursement rates are relatively higher. Our average daily census of patients increased from 2,597 in 2001 to 3,364 in 2002.

      The increase in net patient revenue was also attributable to a reduction in the adjustment for estimated payment denials from $6.2 million, or 6.8% of recorded net patient revenue, in 2001, to $2.7 million, or 2.0% of recorded net patient revenue, in 2002. The greater adjustment for payment denials in 2001 reflected various billing issues encountered in that period including most significantly our failure to provide certain Medicaid programs and private insurance carriers with adequate or timely claim documentation. In 2002, we took several steps to improve our billings and collections efforts, including:

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

Liquidity and Capital Resources

      Our principal liquidity requirements have been for working capital and capital expenditures. We have financed these requirements primarily with cash flow from operations. In December 2002, we completed our initial public offering of common stock in which we raised net proceeds of $48.1 million. As of December 31, 2003, we had cash and cash equivalents of $47.2 million, working capital of $54.5 million and the ability to borrow an additional $20.0 million under our revolving credit facility described below.

      Net cash provided by operating activities for 2003 was $12.1 million and resulted from the increase in our overall profitability and increases in our accounts payable and accrued expenses due to timing of receipts and payments, partially offset by increase in our patient accounts receivable from census growth and timing of scheduled receipts and an increase in prepaid expenses.

      Net cash used in investing activities was $5.7 million for 2003. This was due primarily to the investment in internally developed software and computer equipment.

      Net cash provided by financing activities was $1.7 million for 2003, which resulted from the exercise of the employee stock options, partially offset by the costs associated with a secondary stock offering in May 2003. We currently maintain a revolving credit facility with Healthcare Business Credit Corporation, or HBCC, under which we may borrow, repay and re-borrow from time to time up to $30 million, based on the amount of our eligible accounts receivable. As of December 31, 2003, there were no borrowings under this facility and there was $16.3 million available for borrowing.

      Advances under the HBCC revolving line of credit bear interest at an annual rate equal to, at our option, either the “prime rate” in effect from time to time, as reported in the “Money Rates” section of the Wall Street Journal, plus 1.5%, or the one-month London Interbank Borrowing Rate in effect from time to time, plus 3.0%. The applicable interest rate increases by 3.5% if there is an event of default. Accrued interest is due and payable weekly on advances under the revolving line of credit bearing interest at the prime rate. Accrued interest on advances bearing interest at the London Interbank Offering Rate is due and payable on the last business day of the month. The maturity date for the revolving line of credit is April 30, 2005. As of December 31, 2003, the effective interest rate for borrowings under this facility was 4.12% per annum.

      The HBCC credit facility is collateralized by substantially all of our assets. In addition, our credit agreement with HBCC contains customary covenants including covenants restricting our ability to incur additional indebtedness, permit liens on property or assets, make capital expenditures, make certain investments, pay dividends or make restricted payments, and prepay or redeem debt or amend certain agreements relating to our indebtedness. As of December 31, 2003 we were in compliance with the covenants in the credit agreement.

      Our hospice programs are subject to the annual Medicare per-beneficiary cap, as more fully described in Part 1 — Item 1 of this report under the caption “Business — Government Regulation — Overview of Government Payments — Medicare”. If we are found by Medicare to have exceeded the per-beneficiary cap, Medicare will require that we make restitution for payments made to us in excess of the per-beneficiary cap. We were required to repay Medicare $0.6 million in 2000 and $1.0 million in 2001 for exceeding the per-beneficiary cap.

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

Contractual Obligations

      As of December 31, 2003, we did not have any material contractual long-term debt obligations, capital lease obligations or purchase obligations. As of December 31, 2003, we did have a number of operating leases with respect to equipment and office space. Future minimum rental payments under those operating leases with non-cancellable terms in excess of one year at December 31, 2003 were as follows:

Year Ending	Amount
December 31,	(in thousands)

2004	$3,321
2005	$2,964
2006	$2,071
2007	$1,193
2008 and thereafter	$2,453

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

Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. Certain disclosures are effective immediately. VIEs created after January 2, 2004 must be accounted for under the Revised Interpretations. We currently have no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 did not have a material effect on our consolidated financial position, results of operations or cash flows.

      In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contrats, and for hedging activities under SFAS No. 133, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. We do not have any derivative financial instruments. The adoption of SFAs No. 149 did not have an effect on our consolidated financial position, results of operations or cash flows.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of beginning of the first interim financial reporting period beginning after June 15, 2003. We currently have no instruments impacted by the adoption of this statement and therefore the adoption did not have an effect on our consolidated financial position, results of operations or cash flows.

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

      Approximately 98.9%, 96.6% and 96.8% of our net patient revenue for the years ended December 31, 2001, 2002 and 2003, respectively, consisted of payments from Medicare and Medicaid programs. Because we generally receive fixed payments for our hospice care services based on the level of care provided to our hospice patients, we are at risk for the cost of services provided to our hospice patients. We cannot assure you that Medicare and Medicaid will continue to pay for hospice care in the same manner or in the same amount that they currently do. Reductions in amounts paid by government programs for our services or changes in methods or regulations governing payments, which would likely result in similar changes by private third-party payors, could adversely affect our net patient revenue and profitability.

Our profitability may be adversely affected by limitations on Medicare payments.

      Medicare payments for hospice services are subject to an annual per-beneficiary cap, which for the twelve months ended October 31, 2003 was $18,661. Compliance with the cap is measured by calculating the total Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that provider number between November 1 of each year and October 31 of the following year and comparing the result with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that program or programs during that year. We reflected as a reduction to net patient revenue approximately $0.9 million in 2002 and $4.6 million in 2003 as a result of estimated reimbursements in excess of the per-beneficiary cap in those periods. Our ability to comply with this limitation depends on a number of factors relating to the hospice programs under a given Medicare provider number, including the rate at which our patient census increases, the average length of stay and the mix in level of care. Our profitability may be adversely affected if, in the future, we are unable to comply with this and other Medicare payment limitations.

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

      We began operations in November 1995. For 1999, 2000 and 2001, we recorded net losses before accrued preferred stock dividends of $0.8 million, $0.4 million and $6.7 million, respectively. Although we recorded net income before accrued preferred stock dividends of $7.6 million for the year ended December 31, 2002 and net income of $15.2 million for the year ended December 31, 2003, we had an accumulated deficit of $14.3 million at December 31, 2003. We cannot assure you that we will operate profitably in the future. In addition, we may experience significant quarter-to-quarter variations in operating results. We are pursuing a growth strategy focused primarily on same-store growth but also involving the development of new programs and acquisitions. Our growth strategy may involve, among other things, increased marketing expenses, significant cash expenditures, debt incurrence and other expenses that could negatively impact our profitability on a quarterly and an annual basis. Our net patient revenue could be adversely impacted by a number of factors, in particular, reductions in Medicare payment rates and patient lengths of stay, which may not be within our control.

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

      A majority of the hospice programs in the United States are not-for-profit programs. Accordingly, it is likely that a substantial number of acquisition opportunities will involve hospice programs operated by not-for-profit entities. In recent years, several states have increased review and oversight of transactions involving the sale of healthcare facilities by not-for-profit entities. Although the level of oversight varies from state to state, the current trend is to provide for increased governmental review, and in some cases approval, of transactions in which a not-for-profit entity sells a healthcare facility or business to a for profit entity. This increased scrutiny may increase the difficulty of completing or prevent the completion of acquisitions in some states in the future.

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

      We believe that the success of our business strategy and our ability to operate profitably depends on the continued employment of our senior management team. If key members of our senior management team become unable or unwilling to continue in their present positions, our business and financial results could be materially adversely affected. In particular, we believe the continued employment of each of Richard R. Slager, the Chairman of our board of directors and our Chief Executive Officer, Mark E. Liebner, our Chief Financial Officer, and Carla Davis Hughes, our Senior Vice President of Operations, is important to our future growth and competitiveness. We have entered into management agreements with Messrs. Slager and Liebner and Ms. Hughes to provide them with incentives to remain employed by us. However, there can be no assurance that any of these individuals will continue to be employed by us.

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

      Our largest competitors include Vitas Healthcare Corporation, a subsidiary of RotoRooter, Inc., Odyssey Healthcare, Inc., Manor Care, Inc. and SouthernCare Hospice, Inc.

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

      A substantial portion of our total assets consists of intangible assets, primarily goodwill. Goodwill, net of accumulated amortization, accounted for approximately 16.8% of our total assets as of December 31, 2003. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As a result, we no longer amortize goodwill and indefinite lived intangible assets. Instead, we review them at least annually to determine whether they have become impaired. If they have become impaired, we charge the impairment as an expense in the period in which the impairment occurred. Any event which results in the significant impairment of our goodwill, such as closure of a hospice program or sustained operating losses, could have a material adverse effect on our profitability.

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

      We are in the process of replacing our billing software, which we believe to be inadequate to support our growth. During 2003 we began replacing the billing system with our proprietary software running on our CareNation operating platform. The full conversion to the proprietary software will continue throughout 2004. Accurate billing is crucial to reimbursement from third-party payors. If any unforeseen problems emerge in connection with our migration to the new billing software, billing delays and errors may occur, which could significantly increase the time that it takes for us to collect payments from payors and in some cases, our ability to collect at all. Any such increase in collection time or inability to collect could have a material adverse effect on our cash flows or result in a financial loss.

A material write-off of our capitalized software development costs and costs and problems related to the implementation of new software applications could have a material adverse effect on our profitability.

      As of December 31, 2003, our capitalized software development costs, net of amortization, was approximately $5.3 million, most of which amount related to the development of CareNation, our proprietary software platform, and related application modules. If one or more of the application modules do not function as anticipated, we may be required to write off a significant amount of capitalized software development costs and we may experience significant disruptions in our operations, all of which could have a material adverse effect on our profitability. In addition, the costs associated with training our employees to use these new applications effectively and errors arising from being unfamiliar with the new applications could have a material adverse effect on our operations and profitability.

We may need to raise additional capital in the future to fund our operations and finance our growth, which may be unavailable or which may result in dilution to our stockholders and restrict our operations.

      We may seek to sell additional equity or debt securities or obtain new credit facilities in order to finance our operations, or acquire other businesses, which we may not be able to do on favorable terms or at all. If we are unable to obtain financing, we may be unable to continue with our strategy to increase same-store growth, develop new hospice programs and acquire existing hospice programs. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities or preferred stock, these securities could have rights that are senior to the our common stock and any debt securities could contain covenants that would restrict our and our subsidiaries’ operations.

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

      There are currently numerous legislative and regulatory initiatives at both the state and federal levels that address patient privacy concerns. In particular, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, contains provisions that may require us to implement expensive new computer systems and business procedures designed to protect the privacy of each of our hospice patient’s individual health information. Final regulations addressing the security of patient health information were issued in February 2003 and we must be in compliance with them by April 2005. We have not yet determined and cannot predict the total financial or other impact of these regulations on us. Compliance with these rules could require us to spend substantial sums, which could negatively impact our profitability.

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

      We maintain general liability insurance coverage on an occurrence basis with limits of $1.0 million per occurrence and $3.0 million in the aggregate. We maintain healthcare professional liability insurance coverage on a claims-made basis with limits of $1.0 million per occurrence and $3.0 million in the aggregate. We also maintain a policy insuring hired non-owned automobiles with a $1.0 million limit of liability, with a $1.0 million deductible. In addition we maintain umbrella coverage with a limit of $10.0 million excess over both general and healthcare professional liability coverage. Nevertheless, some risks and liabilities, including claims for punitive damages or claims based on the actions of third parties, may not covered by insurance. In addition, we cannot assure you that our coverage will be adequate to cover potential losses. While we have generally been able to obtain liability insurance in the past, insurance can be expensive and may not be available in the future on terms acceptable to us, or at all. Moreover, claims, regardless of their merit or eventual outcome, may also adversely affect our reputation, our ability to obtain patient referrals or our ability to expand our business, as well as divert management resources from the operation of our business.

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

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders

VistaCare, Inc.

      We have audited the accompanying consolidated balance sheets of VistaCare, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in preferred stock and stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the management of VistaCare, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VistaCare, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Phoenix, Arizona

February 20, 2004

VISTACARE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2003

	(In thousands, except
	share related amounts)
ASSETS
Current assets:
Cash and cash equivalents	$39,104	$47,193
Patient accounts receivable	19,075	24,266
Patient accounts receivable — room & board	7,613	10,041
Deferred tax assets	—	5,488
Prepaid expenses and other current assets	1,312	3,679

Total current assets	67,104	90,667
Equipment, net	2,612	4,537
Goodwill	20,564	20,564
Other assets	4,663	6,453

Total assets	$94,943	$122,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,288	$338
Accrued expenses	22,982	30,321
Current portion of long-term debt	250	—
Current portion of capital lease obligations	82	88

Total current liabilities	25,602	30,747
Deferred tax liabilities	—	3,398
Capital lease obligations, less current portion	94	—
Stockholders’ equity:
Class A Common Stock, $0.01 par value; authorized 33,000,000; 15,420,899 and 15,967,281 shares issued and outstanding at December 31, 2002 and 2003, respectively	154	159
Class B Common Stock, $0.01 par value; authorized 200,000 shares; 58,096 and 0 shares issued and outstanding at December 31, 2002 and 2003, respectively	1	—
Additional paid-in capital	101,161	103,253
Deferred compensation	(2,552)	(1,024)
Accumulated deficit	(29,517)	(14,312)

Total stockholders’ equity	69,247	88,076

Total liabilities and stockholders’ equity	$94,943	$122,221

See accompanying notes.

VISTACARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2001	2002	2003

	(In thousands, except share related
	information)
Net patient revenue	$91,362	$132,947	$191,656
Operating expenses:
Patient care	63,950	79,752	114,631
General and administrative expenses, exclusive of stock-based compensation charges reported below	30,666	42,535	54,456
Depreciation and amortization	1,990	1,349	1,963
Stock-based compensation	50	427	1,328

Total operating expenses	96,656	124,063	172,378

Operating (loss) income	(5,294)	8,884	19,278

Non-operating income (expense):
Interest income	52	25	391
Interest expense	(1,157)	(935)	(126)
Other expense	(163)	(137)	(82)

Total non-operating income (expense)	(1,268)	(1,047)	183

Net (loss) income before income taxes	(6,562)	7,837	19,461
Income tax expense	150	281	4,256

Net (loss) income	(6,712)	7,556	15,205
Accrued preferred stock dividends	3,839	4,052	—

Net (loss) income to common stockholders	$(10,551)	$3,504	$15,205

Net (loss) income per common share:
Basic net (loss) income per common share	$(2.07)	$0.63	$0.97

Diluted net (loss) income per common share	$(2.07)	$0.52	$0.89

Weighted average shares outstanding:
Basic	5,098	5,580	15,707

Diluted	5,098	6,766	17,038

See accompanying notes.

VISTACARE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY

Redeemable
Non-convertible
	Preferred Stock		Convertible and Redeemable Preferred Stock

	Series A-2		Series A-1		Series B		Series C		Series D

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

(In thousands)
Balance, January 1, 2001	29	$292	375	$3,713	485	$32,093	402	$2,054	65	$3,558
Accrued preferred stock dividends	—	—	—	—	—	3,290	—	210	—	339
Repurchase of stock	—	—	—	—	—	—	—	—	(5)	(300)
Deferred compensation related to stock options	—	—	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—

Balance, December 31, 2001	29	292	375	3,713	485	35,383	402	2,264	60	3,597
Accrued preferred stock dividends	—	—	—	—	—	3,472	—	222	—	358
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Exercise of warrants	—	—	—	—	—	—	—	—	—	—
Deferred compensation related to stock options	—	—	—	—	—	—	—	—	—	—
Deferred compensation related to cancelled stock options	—	—	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—
Conversion of Series A-1 preferred stock in connection with initial public offering	—	—	(375)	(3,713)	—	—	—	—	—	—
Redemption of Series A-2 preferred stock in connection with initial public offering	(29)	(292)	—	—	—	—	—	—	—	—
Issuance of common shares in connection with initial public offering	—	—	—	—	—	—	—	—	—	—
Conversion of series B, C and D preferred shares in connection with initial public offering	—	—	—	—	(485)	(38,855)	(402)	(2,486)	(60)	(3,955)
Net income	—	—	—	—	—	—	—	—	—	——

Balance, December 31, 2002	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Deferred comp related to cancelled stock options	—	—	—	—	—	—	—	—	—	—
Tax effect of stock options exercised	—	—	—	—	—	—	—	—	—	—
Secondary offering costs	—	—	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—
Exercise of warrants	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—

December 31, 2003	—	$—	—	$—	—	$—	—	$—	—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stockholders’ Equity

	Common Stock		Additional
			Paid-In	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

	(In thousands)
Balance, January 1, 2001	5,099	$50	$833	—	(22,470)	$(21,587)
Accrued preferred stock dividends	—	—	—	—	(3,839)	(3,839)
Repurchase of stock	—	—	—	—	—	—
Deferred compensation related to stock options	—	—	446	(446)	—	—
Amortization of deferred compensation	—	—	—	50	—	50
Net loss	—	—	—	—	(6,712)	(6,712)

Balance, December 31, 2001	5,099	50	1,279	(396)	(33,021)	(32,088)
Accrued preferred stock dividends	—	—	—	—	(4,052)	(4,052)
Exercise of stock options	77	2	243	—	—	245
Exercise of warrants	200	2	3	—	—	5
Deferred compensation related to stock options	—	—	2,748	(2,748)	—	—
Deferred compensation related to cancelled stock options	—	—	(165)	165	—	—
Amortization of deferred compensation	—	—	—	427	—	427
Conversion of Series A-1 preferred stock in connection with initial public offering	309	3	3,710	—	—	3,713
Redemption of Series A-2 preferred stock in connection with initial public offering	—	—	—	—	—	—
Issuance of common shares in connection with initial public offering	4,500	45	48,100	—	—	48,145
Conversion of series B, C and D preferred shares in connection with initial public offering	5,294	53	45,243	—	—	45,296
Net income	—	—	—	—	7,556	7,556

Balance, December 31, 2002	15,479	155	101,161	(2,552)	(29,517)	69,247
Exercise of stock options	468	4	2,167	—	—	2,171
Deferred comp related to cancelled stock options	—	—	(199)	199	—	—
Tax effect of stock options exercised	—	—	634	—	—	634
Secondary offering costs	—	—	(510)	—	—	(510)
Amortization of deferred compensation	—	—	—	1,329	—	1,329
Exercise of warrants	20	—	—	—	—	—
Net income	—	—	—	—	15,205	15,205

December 31, 2003	15,967	$159	$103,253	$(1,024)	$(14,312)	$88,076

See accompanying notes.

VISTACARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2002	2003

	(In thousands)
Operating activities
Net (loss) income	$(6,712)	$7,556	$15,205
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,990	1,349	1,963
Warrant amortization	151	303	—
Loss on disposal of assets	—	—	23
Amortization of deferred compensation related to stock options	50	427	1,329
Deferred tax expense	—	—	(2,090)
Changes in operating assets and liabilities:
Patient accounts receivable	2,764	(10,130)	(7,620)
Prepaid expenses and other	359	(1,178)	(2,674)
Accounts payable and accrued expenses	4,562	7,815	6,281

Net cash provided by operating activities	3,164	6,142	12,417
Investing activities
Site acquisition	—	(2,512)	—
Purchases of equipment	(331)	(1,469)	(3,004)
Increase in other assets	(1,720)	(2,027)	(2,647)

Net cash used in investing activities	(2,051)	(6,008)	(5,651)
Financing activities
Net payments on long-term debt	(1,977)	(10,516)	(338)
Proceeds from issuance of common stock from exercise of stock options	—	245	2,171
Net proceeds from initial public offering	—	48,145	—
Secondary offering costs	—	—	(510)
Conversion of warrants	—	5	—
Redemption of Series A-2 preferred stock	—	(292)	—
Repurchase of preferred stock	(300)	—	—

Net cash (used in) provided by financing activities	(2,277)	37,587	1,323

Net (decrease) increase in cash and cash equivalents	(1,164)	37,721	8,089
Cash and cash equivalents, beginning of year	2,547	1,383	39,104

Cash and cash equivalents, end of year	$1,383	$39,104	$47,193

Supplemental cash flow data
Interest paid	$1,188	$980	$126

Non-cash activity
Capital lease obligations	$251	$—	$—
Accrued preferred stock dividends	$3,839	$4,052	$—
Acquisition note payable	$—	$250	$—
Preferred stock conversion	$—	$49,009	$—
Tax effect of stock options exercised	$—	$—	$634

See accompanying notes.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Description of Business

      VistaCare, Inc. (VistaCare), is a Delaware corporation providing medical care designed to address the physical, emotional, and spiritual needs of patients with a terminal illness and to support their family members. Hospice services are provided predominately in the patient’s home; however, certain patients require inpatient services. These inpatient services are provided by VistaCare at its stand-alone inpatient unit in Cincinnati, Ohio, at its skilled nursing facility based inpatient unit Albuquerque, New Mexico or through leased beds at unrelated hospitals and skilled nursing facilities on a per diem basis. VistaCare provides services in Alabama, Arizona, Colorado, Georgia, Indiana, Massachusetts, New Mexico, Nevada, Ohio, Oklahoma, Pennsylvania, South Carolina, Texas and Utah.

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

Patient Accounts Receivable

      VistaCare receives payment for services provided to patients from third-party payors including federal and state governments under the Medicare and Medicaid programs and private insurance companies. Approximately 90% and 89% of VistaCare’s accounts receivable were from Medicare and Medicaid as of December 31, 2002 and 2003, respectively. VistaCare also receives reimbursements from state Medicaid programs for room and board services provided at contracted nursing homes (see “Nursing Home Costs”, below).

Equipment

      Equipment is recorded at cost. Equipment acquired with the acquisitions of FHI Health Services, Inc., Vencor Hospice, Inc. (VistaCare USA, Inc.) and Palliative Care Concepts, Inc. was recorded at estimated fair value on the date of acquisition. Depreciation is calculated on the straight-line method over the estimated useful lives of depreciable assets, typically five years.

Capitalized Software Development Costs

      VistaCare capitalizes certain internal salaries related to the development of computer software used in its operations. Such capitalized software development costs are being amortized over three years. Capitalized software development costs, net of amortization, included in other assets, amounted to $3,965,000 and $5,296,000 as of December 31, 2002 and 2003, respectively. Costs incurred during the preliminary project stage and post implementation/operations stage are expensed as incurred. At December 31, 2003, the capitalized software development costs relating to the billing system for Medicare and commercial claims, with capitalized costs of approximately $4,298,000 was implemented into VistaCare’s operating system.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which became effective for VistaCare in the first quarter of 2002. Under these rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests that must be conducted at least annually, or more often if events or circumstances arise that indicate that the carrying value of the goodwill associated with VistaCare’s acquired businesses exceeds its fair market value. The Company assesses the impairments of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors the Company considers important which could trigger an impairment review would include; significant underperformance relative to expected historical or projected future operating results, significant negative industry or economic trends and significant changes in regulations governing hospice reimbursement from Medicare and/or state Medicaid programs. VistaCare determined that no impairment of goodwill existed as of December 31, 2003. The following is provided to present VistaCare’s net (loss) income as if the provisions of SFAS 142 had been adopted for each of the following periods (in thousands):

	Year Ended December 31,

	2001	2002	2003

Net (loss) income to common stockholders as reported	$(10,551)	$3,504	$15,205
Goodwill amortization expense included in net (loss) income	665	—	—

Adjusted net (loss) income	$(9,886)	$3,504	$15,205

Basic earnings per share:
Reported net (loss) income	$(2.07)	$0.63	$0.97
Goodwill amortization	0.13	—	—

Adjusted net (loss) income	$(1.94)	$0.63	$0.97

Diluted earnings per share:
Reported net (loss) income	$(2.07)	$0.52	$0.89
Goodwill amortization	0.13	—	—

Adjusted net (loss) income	$(1.94)	$0.52	$0.89

Acquisition

      In August 2002, VistaCare completed the acquisition of Palliative Care Concepts, Inc., a hospice program in Albuquerque, New Mexico. VistaCare paid $2,500,000 in cash and issued a $250,000 unsecured promissory note to the seller in connection with the acquisition. The purchase price was allocated primarily to goodwill.

Net Patient Revenue

      Net patient revenue is the amount VistaCare believes it is entitled to collect for its services, adjusted as described below. The amount VistaCare believes it is entitled to collect for its services varies depending on the level of care provided, the payor and the geographic area where services are rendered. Net patient revenue

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

includes adjustments for charity care and estimated payment denials (which VistaCare experiences from time to time for reasons such as its failure to submit complete and accurate claim documentation, its failure to provide timely written physician certifications as to patient eligibility, or the payor deems the patient ineligible for insurance coverage), subsequent changes to initial level of care determinations, contractual adjustments, amounts VistaCare estimates it could be required to repay to Medicare, such as payments that VistaCare would be required to make in the event that any of its programs exceed the annual per-beneficiary cap, and subsequent changes to initial level of care determinations. VistaCare adjusts its estimates from time to time based on its billing and collection experience. VistaCare believes that it can reasonably estimate such adjustments to net patient revenue because it has significant historical experience and because it has a centralized billing and collection department that continually monitors the factors that could potentially result in a change in estimate. Vistacare recognizes net patient revenue once the patient’s hospice eligibility has been certified, the patient’s coverage from a payment source has been verified and services have been provided to that patient.

      Approximately 99%, 97% and 97% of VistaCare’s net patient revenue was derived from the Medicare and Medicaid programs for the years ended December 31, 2001, 2002 and 2003, respectively. VistaCare operates under arrangements with Medicare, Medicaid and other third-party payors pursuant to which these payors reimburse VistaCare for services it provides to hospice-eligible patients these payors cover, subject only to VistaCare’s submission of adequate and timely claim documentation. VistaCare has a patient intake process that screens patients for hospice eligibility and identifies whether their care will be covered by Medicare, Medicaid, private insurance, managed care or self-pay. Whether Medicare or Medicaid continue to provide reimbursement for hospice care is dependent upon governmental policies.

Medicare and Medicaid Regulation

      VistaCare is subject to certain limitations on Medicare payments for services. Specifically, if the number of inpatient care days of care any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provides to all patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine home care rate. None of VistaCare’s hospice programs exceeded the payment limits on inpatient services in 2001, 2002 or 2003.

      VistaCare is also subject to a Medicare annual per-beneficiary cap. Compliance with the Medicare cap is measured by comparing the total Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that Medicare provider number between November 1 of each year and October 31 of the following year, and the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program or programs during the relevant period. VistaCare recorded reductions to net patient revenue of approximately $1,061,000, $863,000 and $4,652,000 in 2001, 2002 and 2003, respectively, as estimates for exceeding the Medicare per-beneficiary cap. As of the date of this report, VistaCare had not been assessed for exceeding the cap for the assessment periods that began on November 1, 2002 and November 1, 2003. VistaCare management believes that as of December 31, 2003 adequate reserves had been established for any potential liability with respect to the Medicare per-beneficiary cap.

      VistaCare monitors each of its programs to determine whether such programs are likely to exceed the foregoing limitations and estimates the extent to which it could be required to repay Medicare. At the time that management estimates the potential impact of having exceeded the Medicare limitations, the estimated assessment is deducted from net patient revenue and recorded as an accrued expense until such time as an actual payment is assessed by Medicare.

      Laws and regulations governing the Medicare and Medicaid program are complex and subject to interpretation. VistaCare believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing which would

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have a material impact on VistaCare’s consolidated financial condition or results of operations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

Charity Care

      VistaCare provides care at no cost to patients who are not eligible for insurance coverage and meet certain financial need criteria established by VistaCare. Charity care totaled approximately $2,367,000, $1,568,000 and $2,939,000 in 2001, 2002 and 2003, respectively. Because VistaCare does not pursue collection of amounts determined to qualify as charity care, these amounts are not recorded in net patient revenue. Costs VistaCare incurs in providing charity care are recorded as patient care expenses.

Patient Care Expenses

      Patient care expenses consist primarily of salaries, benefits, payroll taxes and travel costs associated with hospice care providers. Patient care expenses also include the cost of pharmaceuticals, durable medical equipment, medical supplies, inpatient arrangements, net nursing home costs, and purchased services such as ambulance, infusion and radiology.

Nursing Home Costs

      For patients receiving nursing home care under state Medicaid programs who elect hospice care under Medicare or Medicaid, VistaCare contracts with nursing homes for the nursing homes’ provision to patients of room and board services. In most states, the applicable Medicaid program must pay VistaCare, in addition to the applicable Medicare or Medicaid hospice daily or hourly rate, an amount equal to at least 95% of the Medicaid daily nursing home rate for room and board furnished to the patient by the nursing home. In some states, the Medicaid program pays the nursing home directly for these costs or has created a Medicaid managed care program that either reduces or eliminates this room and board payment. Under VistaCare’s standard nursing home contracts, VistaCare pays the nursing home for these room and board services at predetermined contract rates. Nursing home costs are offset by nursing home revenue and the net amount is included in patient care expenses.

      Nursing home costs totaled approximately $17,400,000, $24,500,000 and $35,100,000 in 2001, 2002 and 2003, respectively. Nursing home revenue totaled approximately $16,400,000, $23,200,000 and $30,300,000 in 2001, 2002 and 2003, respectively.

Advertising Costs

      VistaCare expenses all advertising costs as incurred, which expenses totaled approximately $1,030,000, $1,180,000, and $2,070,000 in 2001, 2002, and 2003, respectively.

Income Taxes

      VistaCare accounts for income taxes under the liability method as required by Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on temporary differences between financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which the related taxes are expected to be paid or recovered. No valuation allowances existed at December 31, 2003 due to VistaCare’s continuing profitability and expected ability to recover its deferred tax assets.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

General and Professional Liability Insurance and Auto Insurance

      VistaCare is covered by claims made professional liability insurance coverage with limits of $1,000,000 per medical incident and $3,000,000 in the aggregate, and by occurrence-based general liability insurance with limits of $1,000,000 per occurrence and $3,000,000 in the aggregate, each with a $25,000 deductible. VistaCare also maintains a policy insuring hired and non-owned automobiles with a $1,000,000 limit of liability, with a $1,000,000 deductible. In addition, VistaCare maintains an umbrella policy of liability insurance with a $10,000,000 limit of liability over the underlying professional liability, general liability and hired and non-owned automobile liability policies.

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

Stock-Based Compensation

      VistaCare has elected to follow Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. Under APB No. 25, if the exercise price of VistaCare’s stock options equals or exceeds the estimated fair value of the underlying stock on the dates of grant, no compensation expense is recognized. However, if the exercise prices of VistaCare’s stock options are less than the estimated fair value, on the date of grant, then compensation expense will be recognized for the difference over the related vesting periods. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      If compensation for options granted under VistaCare’s stock option plans had been determined based on the deemed fair value at the grant date consistent with the method provided under SFAS 123, then VistaCare’s net (loss) income would have been as indicated in the pro forma table below (in thousands, except share related information) See Note 9 for further discussion of VistaCare’s stock-based employee compensation.

	Year Ended December 31,

	2001	2002	2003

	(In thousands, except share related
	amounts)
Net (loss) income to common stockholders:
As reported:	$(10,551)	$3,504	$15,205
Deduct total stock-based compensation expense, net of stock compensation recorded, determined under fair value method for all awards	(250)	(146)	(980)

Pro forma net (loss) income to common stockholders	$(10,801)	$3,358	$14,225

Basic net (loss) per common share:
As reported	$(2.07)	$0.63	$0.97
Pro forma	(2.12)	0.60	0.91
Diluted net (loss) per common share:
As reported	$(2.07)	$0.52	$0.89
Pro forma	(2.12)	0.50	0.83
Weighted average shares used in computation:
Basic	5,098	5,580	15,707
Diluted	5,098	6,766	17,038

Initial Public Offering

      On December 23, 2002, VistaCare completed its initial public offering of common stock (IPO) at $12.00 per share. VistaCare sold 4,500,000 shares and received $48,145,000 in net proceeds from the IPO. Of the net proceeds VistaCare received in the IPO, $4,200,000 was used for working capital, $11,000,000 was used to repay outstanding indebtedness under VistaCare’s credit facility (see Note 6), and $292,000 was used to redeem all of the outstanding shares of VistaCare’s Series A-2 Preferred Stock. The remaining proceeds will be used to finance potential acquisitions of hospices and for other corporate purposes. Upon the closing of the IPO all of VistaCare’s redeemable and convertible preferred stock was converted into 5,603,111 shares of VistaCare’s Class A common stock. The accumulated dividends on VistaCare’s Series B, C and D preferred stock of $16,486,000, which were not payable in the event of a mandatory conversion, were reclassified as additional paid-in-capital.

Earnings Per Share

      Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period giving effect to the conversion or exercise of dilutive securities, including outstanding warrants, employee stock options (using the treasury stock method) and convertible preferred stock (using the if-converted method).

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, (“FIN 46”), Consolidation of Variable Interest Entities, Interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modificans to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. For VIEs created or acquired prior to February 2, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. Certain disclosures are effective immediately. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. We currently have no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 did not have a material effect on our consolidated financial position, results of operations or cash flows.

      In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. We do not have any derivative financial instruments. The adoption of SFAs No. 149 did not have an effect on our consolidated financial position, results of operations or cash flows.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of beginning of the first interim financial reporting period beginning after June 15, 2003. We currently have no instruments impacted by the adoption of this statement and therefore the adoption did not have an effect on our consolidated financial position, results of operations or cash flows.

2.	Equipment

      A summary of equipment follows (in thousands):

	December 31,

	2002	2003

Equipment	$4,572	$6,860
Furniture and fixtures	1,319	1,551
Leasehold improvements	388	849

	6,279	9,260
Accumulated depreciation	(3,667)	(4,723)

	$2,612	$4,537

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Other Assets

      A summary of other assets follows (in thousands):

	December 31,

	2002	2003

Computer software, net	$165	$528
Internally developed software, net	3,965	5,296
Refundable deposits	373	565
Notes receivable	35	35
Deferred finance costs, net	125	29

	$4,663	$6,453

4.	Accrued Expenses

      A summary of accrued expenses follows (in thousands):

	December 31,

	2002	2003

Treatment costs	$10,758	$11,932
Self-insured health costs	1,994	3,087
Salaries and payroll taxes	5,119	3,157
Medicare cap accrual	1,263	5,915
Income taxes payable	33	1,926
Accrued vacation and sick leave	1,389	2,274
Accrued administrative expenses	2,426	2,030

	$22,982	$30,321

5.	Income Taxes

      The components of income tax expense follows (in thousands):

	Year Ended December 31,

	2001	2002	2003

Current taxes:
Federal	$—	$—	$4,841
State	150	281	1,504

	150	281	6,345
Deferred taxes:
Federal	$—	$—	$(1,828)
State	—	—	(261)

	—	—	(2,089)
Income tax expense	$150	$281	$4,256

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The reconciliation of income tax expense computed at the federal statutory tax rate to income tax expense recorded is as follows (in thousands):

	Year Ended December 31,

	2001		2002		2003

	Amount	Percent	Amount	Percent	Amount	Percent

Tax benefit at statutory rate	$(2,214)	34%	$2,810	34%	$6,811	35%
State taxes, net of federal benefit	(391)	6	496	6	1,012	5
Change in valuation allowance	1,821	(28)	(2,584)	(31)	(3,891)	(20)
Other	934	(14)	(441)	(5)	324	2

	$150	(2)%	$281	4%	$4,256	22%

      Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at enacted rates. Temporary differences are primarily attributable to net operating tax loss carryforwards, recognition of certain accruals and the allowance for denials. A summary of deferred tax assets and liabilities follows (in thousands):

	December 31,

	2002	2003

Deferred tax assets:
Net operating losses	$2,390	$—
Allowance for denials	1,745	2,420
Accrued expenses	768	3,068
Bonuses	837	—
Charitable contributions	294	—
Alternative minimum tax credits	44	—

Valuation allowance	(3,891)	—

	2,187	5,488
Deferred tax liabilities:
Depreciation and amortization	601	1,273
Software development costs	1,586	2,125

	2,187	3,398
Net deferred assets	$—	$2,090

      As of December 31, 2003, we had utilized our existing net operating tax loss carryforwards. In addition, we released the valuation allowance of $3.9 million in the third quarter of 2003.

6.	Long-Term Debt

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

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

VistaCare opts to pay interest at the prime rate, or (ii) on the last business day of the month, if VistaCare opts to pay interest at the London Interbank Borrowing Rate based rate.

      Under the revolving line of credit, VistaCare may borrow, repay and reborrow an amount equal to the lesser of: (i) $30,000,000 or (ii) 85% of the estimated net value of eligible accounts receivable. As of December 31, 2003, $16,300,000 was available for borrowing under the revolving line of credit. The maturity date of the revolving line of credit is April 30, 2005. As of December 31, 2003, there was no balance outstanding on the revolving line of credit.

      The term loan was paid in full and terminated on December 27, 2002 with proceeds from VistaCare’s initial public offering.

      The credit facility contains certain customary covenants including those that restrict the ability of VistaCare to incur additional indebtedness, pay dividends under certain circumstances, permit liens on property or assets, make capital expenditures, make certain investments, and prepay or redeem debt or amend certain agreements relating to outstanding indebtedness. As of December 31, 2003, VistaCare was in compliance with the terms of such covenents.

      In connection with its acquisition of Palliative Care Concepts, Inc., VistaCare issued a $250,000 unsecured promissory note. The promissory note bears interest at a rate of 4.0% per annum and was paid in full in August 2003.

7.	Redeemable and Convertible Preferred Stock

      Prior to VistaCare’s initial public offering of common stock (IPO), the Series A-1, Series B, Series C and Series D Convertible Preferred Stock were convertible, at the option of the holder, into Class A Common Stock, subject to certain conditions. In addition, the Series A-1, Series B, Series C and Series D Convertible Preferred Stock were also subject to mandatory conversion into Class A Common Stock upon certain conditions, including the issuance of Class A Common Stock in an initial public offering.

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

8.	Stockholders’ Equity

Common Stock

      Pursuant to VistaCare’s amended and restated certificate of incorporation, VistaCare is authorized to issue 33,000,000 shares of voting Class A Common Stock, $0.01 par value per share, and 200,000 shares of non-voting Class B Common Stock, $0.01 par value per share.

      The Class B Common Stock is convertible into shares of Class A Common Stock at the holder’s option. At the closing of the IPO, 141,904 shares of Class B Common were converted into shares of Class A Common Stock.

Common Stock Warrants

      In June 1999, VistaCare issued warrants to an institutional lender to purchase 336,000 shares of Class B Common Stock at an exercise price of $0.025 per share. The number of shares subject to the warrants was reduced to 200,000 in March 2000. In September 2002, the warrants were exercised in full.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In December 1999, VistaCare issued warrants to a stockholder to purchase 20,000 shares of Class A Common Stock at an exercise price of $0.025 per share. In July 2003, these warrants were exercised in full.

9.	Stock Plans

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

      Summary information related to the 1998 Plan is as follows:

	Number of
	Shares Under	Weighted-Average
	Option	Exercise Prices

Options outstanding at January 1, 2001	937,412	$3.35
Granted	924,400	3.75
Canceled	(355,412)	3.75

Options outstanding at December 31, 2001	1,506,400	3.50
Granted	872,840	9.81
Exercised	(77,320)	3.16
Canceled	(251,200)	3.43

Options outstanding at December 31, 2002	2,050,720	6.19
Granted	262,160	25.79
Exercised	(468,286)	4.83
Canceled	(45,768)	7.95

Options outstanding at December 31, 2003	1,798,826	$9.36

      For the years ended December 31, 2001, 2002 and 2003, the weighted average grant date fair value of the options granted approximated $4.22, $9.81 and $25.74, respectively.

      In accordance with Accounting Principles Board Opinion No. 25 and its related interpretations, certain options granted resulted in compensation charges. VistaCare recorded deferred compensation in connection with the grant of stock options to employees for the years ended December 31, 2001, 2002 and 2003 as follows:

•	For options granted in November 2001, February 2002, May 2002, and August 2002, the fair value on the grant dates, as determined by VistaCare’s board of directors, was approximately $3.75, $3.75, $6.25 and $12.50, respectively. In connection with VistaCare’s IPO, VistaCare determined that the estimated deemed fair value of its common stock for accounting purposes to be $5.35, $7.75, $10.33 and $13.75 as of November 2001, February 2002, May 2002 and August 2002, respectively. The compensation charge for these options results from the differential between the exercise price and deemed fair market value at the time of grant.

•	In November 2002, 320,000 stock options were granted to VistaCare’s Chief Executive Officer with an exercise price of $12.50 per share. The shares subject to the option vest on September 30, 2012. However, if the average closing price of VistaCare’s common stock during specified periods exceeded specified thresholds (which increased over time), the vesting of the option would be accelerated with respect to a portion of the shares covered by the option. These options were subject to a variable

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting charge until all options vested and as a result of this determination, the Compensation Committee of VistaCare’s Board of Directors accelerated in full the vesting as of February 24, 2003.

      These stock option grants resulted in deferred compensation expense of $446,000 and $2,748,000 in 2001 and 2002, respectively. Approximately $1,100,000 of this deferred charge was expensed in February 2003 due to the accelerated vesting of the options issued to VistaCare’s Chief Executive Officer. The remaining deferred compensation will be amortized ratably over the respective vesting periods of the options.

      The following table summarizes the stock options outstanding exercisable as of December 31, 2003:

		Weighted
		Average		Number
		Remaining	Number	Unvested
	Number	Contractual	Vested and	and Not
Exercise Price	Outstanding	Life (Years)	Exercisable	Exercisable

1.68	122,000	—	122,000	—
2.50	2,000	—	2,000	—
3.75	854,786	3	338,994	515,792
6.25	183,592	4	12,328	171,264
12.50	396,148	3	396,148	—
15.17	43,100	5	2,000	41,100
23.41	93,280	5	—	93,280
32.32	26,680	5	—	26,680
33.68	37,240	5	20,000	17,240
36.20	40,000	5	—	40,000

	1,798,826		893,470	905,356

      Total stock options vested and exercisable as of December 31, 2002 and 2003 was 579,000 and 893,470 respectively.

      Pro forma information regarding net (loss) income is required by SFAS No. 123, Accounting for Stock-Based Compensation, which requires that the information be determined as if VistaCare had accounted for its employee stock options granted during the fiscal years ended December 31, 2001, 2002 and 2003 under the fair value method of SFAS 123 as disclosed in note 1. The deemed fair value for options granted prior to the IPO was estimated at the date of grant using the minimum value option valuation model, which assumes the stock price has no volatility since the common stock was not publicly traded at the time of grant. The following assumptions were used to calculate the deemed fair value of the option awards at the date of grant: no dividend payout expected, expected option life of 5 years and a risk-free interest rate averaging 6.0% for the years ended December 31, 2001 and 2002.

      The deemed fair value for these options, for the year ended December 31, 2003, was determined using a Black-Scholes option pricing model with an assumed risk free interest rate of 3.0%, no dividend payout, the expected option life equal to the vesting period, of approximately 5 years, and a .38 volatility rate. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of stock options.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002 Non-Employee Director Stock Option Plan

      In 2002, VistaCare established a Non-Employee Director Stock Option Plan, or the director plan, which authorizes the grant of options to purchase up to 300,000 shares of common stock to non-employee directors. Under the director plan, each new non-employee director is granted a stock option to purchase 20,000 shares of common stock on the date he or she is first elected to VistaCare’s board of directors. On November 11 of each year (commencing in 2003) each non-employee director is granted an option to purchase 10,000 shares of VistaCare common stock, provided that he or she attended at least 75% of the meetings of the board of directors in the preceding year or any board committee on which he or she served. The exercise price for all options granted under the director plan is equal to the fair market value of the common stock on the date of grant. Each option granted under the director plan is immediately exercisable in full. Each option expires on the earlier of ten years from the date of grant or on the first anniversary of the date on which the optionee ceases to be a director.

2002 Employee Stock Purchase Plan

      In 2002, VistaCare established an Employee Stock Purchase Plan (the “purchase plan”) that provides for the issuance of up to 200,000 shares of VistaCare common stock to participating employees.

      All VistaCare employees, including directors who are employees, and all employees of any participating subsidiaries, whose customary employment is more than 20 hours per week for more than five months in a calendar year are eligible to participate in the purchase plan. The purchase plan is implemented by one or more offerings, the dates of which are established by the VistaCare board of directors, provided that no offering may be longer than 27 months. An eligible employee participating in an offering will be able to purchase common stock at a price equal to the lesser of (i) 85% of its fair market value on the first day of the offering period or (ii) 85% of its fair market value on the last day of the offering period.

      Participating employees may purchase shares under the purchase plan by payroll deductions of a flat dollar amount or a percentage of salary. The first offering period under the purchase plan was February 1, 2004 through June 30, 2004. Approximately 200 employees have enrolled under the purchase plan.

10.	401(k) Plan

      Prior to January 1, 2004, VistaCare maintained two plans qualified under Section 401(k) of the Internal Revenue Code. Under these plans, a participant could contribute a maximum of 10% or 15% of his or her pre-tax salary, commissions and bonuses depending on the plan in which he of she participated, up to the statutorily prescribed limit ($12,000 in calendar year 2003). In addition, at the discretion of the VistaCare board of directors, VistaCare could make discretionary matching and/or profit-sharing contributions into the 401(k) plans for eligible employees. For the years ended December 31, 2001, 2002 and 2003 VistaCare elected discretionary matches of approximately $26,000, $18,000 and $14,000, respectively.

      Effective January 1, 2004, VistaCare merged the two 401(k) plans into one. Under the resulting 401(k) plan, a participant may contribute a maximum of 70% of his or her pre-tax salary up to the statutorily prescribed limit ($13,000 in calendar year 2004). At the discretion of the VistaCare board of directors, VistaCare may make discretionary matching and/or profit-sharing contributions into the 401(k) plan for eligible employees. For the calendar year 2004, the VistaCare board of directors has determined that VistaCare will make a matching contribution of 25% of employee contributions up to 6% of wages. The board of directors will determine that amount of VistaCare match, if any, from year to year.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Minimum Lease Payments

      VistaCare conducts a major part of its operations from leased facilities which include several extended care centers and office space. The leases, which have varying terms, the latest of which expires in 2010, are classified as operating leases.

      Future minimum rental payments under noncancelable leases with terms in excess of one year as of December 31, 2003, follows (in thousands):

2004	$3,321
2005	2,964
2006	2,071
2007	1,193
2008 and thereafter	2,453

$12,002

      Total rental expense was $2,466,000, $3,015,000 and $3,678,000 in 2001, 2002, and 2003, respectively.

12.	Related Party Transactions

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

13.	Litigation

      VistaCare and one of its former employees were defendants in an action initiated on February 5, 2003 in the United States District Court in the District of Nevada. The action, Bradeen et. al. v. Vista Hospice Care, Inc. and Edward Raymond Lowe, related to a fatal motor vehicle accident involving a VistaCare former employee. The case was settled by VistaCare’s insurance company in 2003 and no loss was recognized.

      VistaCare is involved in various other litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from pending litigation and administrative proceedings will not, individually or in the aggregate, have a material adverse effect on VistaCare’s financial position, results of operations, or cash flows.

14.	Net Income Per Share

      The following table presents the calculation of basic and diluted net (loss) income per common share (in thousands, except per share information):

	Year Ended December 31,

	2001	2002	2003

Numerator
Net (loss) income	$(6,712)	$7,556	$15,205
Series B, C and D Preferred Stock Dividends	(3,839)	(4,052)	—

Numerator for basic and diluted earnings per share — (loss) income available to common stockholders	(10,551)	3,504	15,205

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2001	2002	2003

Denominator
Denominator for basic net (loss) income per share — weighted average shares	5,098	5,580	15,707
Effect of dilutive securities
Employee stock options	—	729	1,322
Series A-1 Preferred Stock	—	298	—
Common stock warrants	—	159	9

Denominator for diluted net (loss) income per share — adjusted weighted average shares and assumed conversion	5,098	6,766	17,038

Net (loss) income per common share:
Basic net (loss) income to common stockholders	$(2.07)	$.63	$0.97

Diluted net (loss) income to common stockholders	$(2.07)	$.52	$0.89

      The effect of dilutive securities amounting to 6,056,000, and 5,090,000 was not included in the diluted earnings per share calculation for the years ended December 31, 2001 and 2002, respectively, because inclusion of the securities would be anti-dilutive.

15.	Allowance for Denials

      The allowance for denials for patient accounts receivable (including room & board) is as follows (in thousands):

	Balance at		Write-Offs,	Balance
	Beginning	Provision	Net of	at End
	of Year	for Denials	Recoveries	of Year

Year ended December 31, 2001	$3,377	$6,199	$(5,086)	$4,490
Year ended December 31, 2002	4,490	2,748	(2,876)	4,362
Year ended December 31, 2003	4,362	7,140	(5,452)	6,050

16.	Unaudited Quarterly Financial Information

      The following table sets forth certain unaudited quarterly financial information for the fiscal years ended December 31, 2002 and 2003 in thousands, except per share information:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Fiscal year ended December 31, 2002
Net patient revenues	$27,674	$31,000	$35,079	$39,194	$132,947
Net income	(123)	481	638	2,508	3,504
Earnings per Share
Basic	$(0.02)	$0.09	$0.12	$0.36	$0.63
Diluted	$(0.02)	$0.08	$0.1	$0.27	$0.52

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Fiscal year ended December 31, 2003
Net patient revenues	$42,001	$46,050	$50,042	$53,563	$191,656
Net income	2,824	3,822	3,827	4,732	15,205
Earnings per Share
Basic	$0.18	$0.24	$0.25	$0.30	$0.97
Diluted	$0.17	$0.23	$0.22	$0.27	$0.89

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9a.	Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2003. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

      (b) Changes in Internal Controls. No change in internal control over financial reporting (as defined in Rules 13a-51(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

      Some of the information required by this Part III will be included in the definitive proxy statement for our 2004 Annual Meeting of Stockholders, which for purposes of this report we refer to as our annual proxy statement. We will submit our annual proxy statement to the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report. That information is incorporated into this Part III by reference.

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this item is contained under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, and the remainder is contained in our annual proxy statement under the heading “Election of Directors,” and is incorporated herein by reference. Information relating to certain filings on Forms 3, 4, and 5 is contained in our annual proxy statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. Information required by this item pursuant to Items 401(h), 401(i), and 401(j) of Regulation S-K relating to an audit committee financial expert, the identification of the audit committee of our board of directors and procedures of security holders to recommend nominees to our board of directors is contained in our annual proxy statement under the heading “Corporate Governance” and is incorporated herein by reference..

Item 11.	Executive Compensation

      Information required by this Item is incorporated by reference to our annual proxy statement under the captions “Directors Compensation” and “Executive Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information required by this Item is incorporated by reference to our annual proxy statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans”.

Item 13.	Certain Relationships and Related Transactions

      Information required by this Item is incorporated by reference to our annual proxy statement under the heading “Certain Relationships and Related Transactions”.

Item 14.	Principal Accountant Fees and Services

      Information required by this Item is incorporated by reference to our annual proxy statement under the heading “Independent Auditors Fees and Other Matters”.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following are filed as part of this report:

(1) Financial Statements

The following consolidated financial statements are included in Item 8:

•	Consolidated Balance Sheets at December 31, 2002 and 2003;

•	Consolidated Statements of Operations for the years ended December 31, 2001, 2002 and 2003;

•	Consolidated Statements of Changes in Preferred Stock and Stockholders’ (Deficit) Equity for the years ended December 31, 2001, 2002 and 2003; and

•	Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2002 and 2003.

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

      (b) Reports on Form 8-K

      On November 7, 2003, we furnished a Current Report on Form 8-K under Item 12 containing a press release dated November 6, 2003 announcing our financial results for the quarter ended September 30, 2003.

      On November 12, 2003, we furnished a Current Report on Form 8-K under Item 12 containing a press release dated November 7, 2003 correcting an error in a table attached to an earlier press release announcing our financial results for the quarter ended September 30, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTACARE, INC.

By:	/s/ RICHARD R. SLAGER

Richard R. Slager
President and Chief Executive Officer

Dated: March 12, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 12, 2004 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ RICHARD R. SLAGER Richard R. Slager	President and Chief Executive Officer (principal executive officer), Chairman of the Board of Directors

/s/ MARK E. LIEBNER Mark E. Liebner	Chief Financial Officer (principal financial and accounting officer)

/s/ PERRY G. FINE, MD Perry G. Fine, MD	Director

/s/ WILLIAM J. MCBRIDE William J. McBride	Director

/s/ DAVID A. FREEMAN David A. Freeman	Director

/s/ PETE A. KLISARES Pete A. Klisares	Director

/s/ RONALD A. MATRICARIA Ronald A. Matricaria	Director

/s/ DAVID W. FEADER David W. Feader	Director

Exhibit Index

Exhibit No.	Exhibit

3.03*	Fourth Amended and Restated Certificate of Incorporation of VistaCare, Inc.
3.04*	Amended and Restated By-Laws of VistaCare, Inc.
4.01*	Specimen certificate for shares of VistaCare, Inc. common stock.
10.01*	1998 Stock Option Plan.
10.02*	2002 Employee Stock Purchase Plan.
10.03*	2002 Non-Employee Director Stock Option Plan, as amended and restated November 11, 2002.
10.05*	Amended and Restated Loan and Security Agreement dated as of June 3, 2002 by and among VistaCare, Inc. and its subsidiaries and Healthcare Business Credit Corporation.
10.06*	Post Closing Obligations and First Amendment and Waiver to Amended and Restated Loan and Security Agreement, dated as of July 29, 2002, by and among VistaCare, Inc. and its subsidiaries and Healthcare Business Credit Corporation.
10.11†@	Deferred Compensation Plan (effective January 1, 2004).
10.12*	Registration Rights Agreement dated as of August 29, 1997 by and among Vista Hospice Care, Inc. and the investors named therein (the “Registration Rights Agreement”).
10.13*	Amendment No. 1 to the Registration Rights Agreement dated as of June 15, 1998 by and among Vista Hospice Care, Inc., VistaCare, Inc. and the investors named therein.
10.14*	Amendment No. 2 to the Registration Rights Agreement dated as of July 17, 1998 by and among Vista Hospice Care, Inc. and the investors named therein.
10.15*	Amendment No. 3 to the Registration Rights Agreement dated as of December 30, 1998 by and among Vista Hospice Care, Inc., VistaCare, Inc. and the investors named therein.
10.16*	Amendment No. 4 to the Registration Rights Agreement dated as of December 27, 1999 by and among VistaCare, Inc. and the investors named therein.
10.17*	Form of Indemnification Agreement between VistaCare, Inc. and its directors and officers.
10.20*	Second Amendment to Lease Agreement dated as of October 25, 1999 by and between VistaCare, Inc. and McCormick Place, L.L.C.
10.21*	Employee Confidentiality and Non-Competition Agreement dated as of November 22, 1995 by and between Vista Hospice Care, Inc. and Barry M. Smith.
10.22*@	Employment Offer Letter dated May 24, 2001 by and between VistaCare, Inc. and Richard R. Slager.
10.23*@	Employment Offer Letter dated August 1, 1996 by and between Vista Hospice Care, Inc. and Perry G. Fine, M.D.
10.24*@	Employment Offer Letter dated July 31, 1998 by and between VistaCare, Inc. and Perry G. Fine, M.D.
10.25*	Settlement Agreement, Buy-Sell Agreement and Mutual Release dated as of February 12, 2002 by and between VistaCare, Inc. and David E. Daucher.
10.26*	Full and Final Release of Claims dated as of October 31, 2001 by and between VistaCare, Inc. and Lois Armstrong.
10.27*	Key Employee Sale Bonus Plan.
10.28*@	Management Agreement dated as of October 9, 2002 by and between VistaCare, Inc. and Richard R. Slager.
10.29*@	Management Agreement dated as of October 9, 2002 by and between VistaCare, Inc. and Mark E. Liebner.
10.30*@	Management Agreement dated as of October 9, 2002 by and between VistaCare, Inc. and Carla A. Davis.
10.31*@	Management Agreement dated as of October 9, 2002 by and between VistaCare, Inc. and Stephen Lewis.
10.32*	Settlement Agreement and Mutual Release dated as of September 3, 2002 by and between VistaCare, Inc. and Lloyd S. Wylie.

Exhibit No.	Exhibit

10.33*	Stock Purchase Agreement, dated December 23, 1999, by and among VistaCare, Inc., Bessemer Venture Partners III L.P. and the investors named therein.
10.34*	Limited Release dated as of December 27, 1999 by and among VistaCare, Inc. and the purchasers of the Series B Preferred Stock named therein.
10.35*	Restriction Agreement dated as of July 1, 2002 by VistaCare, Inc., the Barry and Julia Smith Family Trust and B&J Smith Associates, Limited Partnership.
10.36*	Severance Agreement and Full Release of Claims dated October 14, 2002 by and between VistaCare, Inc. and Philip B. Arnold.
10.37*@	Nonstatutory Stock Option Agreement dated November 20, 2002 by and between VistaCare, Inc. and Richard R. Slager.
10.38	Lease Agreement dated January 16, 2003 by and between Anchor-Forum Portales I, LLC and VistaCare, Inc. (Filed as Exhibit 10.38 to VistaCare, Inc.’s 2002 Form 10-K and incorporated herein by reference)
10.39†@	Consulting Service Agreement dated as of September 1, 2003 between VistaCare, Inc. and Perry G. Fine, M.D.
14.01†	VistaCare, Inc. Code of Business Conduct and Ethics.
21.01*	Subsidiaries.
23.01†	Consent of Ernst & Young LLP, Independent Auditors
31.1†	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.
31.2†	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.
32.1†	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.
32.2†	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.

*	Previously filed with the Securities and Exchange Commission as an exhibit to the registrant’s registration statement on Form S-1 (Registration No. 333-98033) dated August 13, 2002, or an amendment thereto, and incorporated herein by reference to the same exhibit number.

@	Management contracts and compensatory plan or arrangements required to be filed pursuant to Item 15(c) of Form 10-K.

†	Filed herewith.