Form 10-Q
period 2004-03-31
VISTACARE INC
filed 2004-05-10
CIK 787030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

     As of May 3, 2004, there were outstanding 16,152,242 shares of the issuer’s Class A Common Stock, $0.01 par value per share.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

VISTACARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56,143	$47,193
Patient accounts receivable, net	20,561	24,266
Patient accounts receivable room & board, net	11,047	10,041
Deferred tax assets	5,255	5,488
Prepaid expenses and other current assets	2,238	3,679

Total current assets	95,244	90,667
Equipment, net	4,792	4,537
Goodwill, net of amortization	20,564	20,564
Other assets	6,409	6,453

Total assets	$127,009	$122,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$460	$338
Accrued expenses	29,480	30,321
Current portion of capital lease obligations	64	88

Total current liabilities	30,004	30,747
Deferred tax liability-noncurrent	3,321	3,398
Stockholders’ equity:
Class A Common Stock, $0.01 par value; authorized 33,000,000 shares; 16,153,235 and 15,967,281 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively.	161	159
Additional paid-in capital	105,003	103,253
Deferred compensation	(876)	(1,024)
Accumulated deficit	(10,604)	(14,312)

Total stockholders’ equity	93,684	88,076

Total liabilities and stockholders’ equity	$127,009	$122,221

See accompanying notes to consolidated financial statements.

VISTACARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share information)

	Three Months Ended
	March 31,
	2004	2003
Net patient revenue	$53,649	$42,001
Operating expenses:
Patient care expenses	31,084	24,085
General and administrative expenses, exclusive of stock based compensation charges reported below	15,161	13,352
Depreciation and amortization	963	344
Stock based compensation	81	1,047

Total operating expenses	47,289	38,828

Operating income	6,360	3,173
Non-operating income (expense)
Interest income	99	101
Interest expense	(30)	(48)
Other expense	(19)	(16)

Total non-operating income	50	37

Net income before income taxes	6,410	3,210
Income tax expense	2,702	386

Net income	$3,708	$2,824

Net income per common share:
Basic	$0.23	$0.18

Diluted	$0.22	$0.17

Weighted average shares outstanding:
Basic	16,056	15,500

Diluted	17,071	16,656

See accompanying notes to consolidated financial statements.

VISTACARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2004	2003
Operating activities
Net income	$3,708	$2,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	963	344
Amortization of deferred compensation related to stock options	81	1,047
Deferred tax expense	156	—
Changes in operating assets and liabilities:
Patient accounts receivable	2,699	(2,560)
Prepaid expenses and other	2,098	(1,008)
Accounts payable and accrued expenses	(742)	700

Net cash provided by operating activities	8,963	1,347
Investing activities
Purchases of equipment	(950)	(425)
Increase in other assets	(223)	(735)

Net cash (used in) investing activities	(1,173)	(1,160)
Financing activities
Proceeds from issuance of common stock from options	1,160	220

Net cash provided by financing activities	1,160	220

Net increase in cash and cash equivalents	8,950	407
Cash and cash equivalents, beginning of period	47,193	39,104

Cash and cash equivalents, end of period	$56,143	$39,511

See accompanying notes to consolidated financial statements.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Description of Business

     VistaCare, Inc. (VistaCare), is a Delaware corporation providing medical care designed to address the physical, emotional, and spiritual needs of patients with a terminal illness and the support of their family members. Hospice services are provided predominately in the patient’s home; however, certain patients require inpatient services. VistaCare provides services in Alabama, Arizona, Colorado, Georgia, Indiana, Massachusetts, New Mexico, Nevada, Ohio, Oklahoma, Pennsylvania, South Carolina, Texas and Utah.

1. Significant Accounting Policies

Basis of Presentation

     The accompanying consolidated financial statements include accounts of VistaCare and its wholly-owned subsidiaries: VistaCare USA, Inc., Vista Hospice Care, Inc., and FHI Health Services, Inc. (including its wholly-owned subsidiaries). Intercompany transactions and balances have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in VistaCare Inc.’s annual report on Form 10-K for the year ended December 31, 2003.

Capitalized Software Development Costs

     VistaCare capitalizes certain internal salaries related to the development of computer software used in its operations. Such capitalized software development costs are being amortized over three years. Capitalized software development costs, net of amortization, included in other assets, amounted to $5.2 million at March 31, 2004 and $5.3 million at December 31, 2003. Costs incurred during the preliminary project stage and post implementation/operations stage are expensed as incurred.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MARCH 31, 2004
(Unaudited)

Net Patient Revenue

     Net patient revenue is the amount VistaCare believes it is entitled to collect for its services, adjusted as described below. The amount VistaCare believes it is entitled to collect for its services varies depending on the level of care provided, the payor and the geographic area where services are rendered. Net patient revenue also includes adjustments for charity care and estimated payment denials (which VistaCare experiences from time to time for reasons such as its failure to submit complete and accurate claim documentation, its failure to provide timely written physician certifications as to patient eligibility, or the payor deems the patient ineligible for insurance coverage), subsequent changes to initial level of care determinations, contractual adjustments, and amounts VistaCare estimates it could be required to repay to Medicare, such as payments that VistaCare would be required to make in the event that any of its programs exceed the annual per-beneficiary cap. VistaCare adjusts its estimates from time to time based on its billing and collection experience. VistaCare believes that it can reasonably estimate such adjustments to net patient revenue because it has significant historical experience and because it has a centralized billing and collection department that continually monitors the factors that could potentially result in a change in estimate. There were no material changes in estimates to net patient revenue for the three-month periods ended March 31, 2004 or March 31, 2003. VistaCare recognizes net patient revenue once the patient’s hospice eligibility has been certified, the patient’s coverage from a payment source has been verified and services have been provided to that patient.

     Approximately 98% and 96% of VistaCare’s net patient revenue was derived from the Medicare and Medicaid programs for the three-month periods ended March 31, 2004 and March 31, 2003, respectively. VistaCare operates under arrangements with Medicare, Medicaid and other third-party payors pursuant to which these payors reimburse VistaCare for services it provides

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MARCH 31, 2004
(Unaudited)

to hospice-eligible patients these payors cover, subject only to VistaCare’s submission of adequate and timely claim documentation. VistaCare has a patient intake process that screens patients for hospice eligibility and identifies whether their care will be covered by Medicare, Medicaid, private insurance, managed care or self-pay. Whether Medicare or Medicaid continue to provide reimbursement for hospice care is dependent upon governmental policies.

Medicare and Medicaid Regulation

     VistaCare is subject to certain limitations on Medicare payments for services. Specifically, if the number of inpatient care days of care any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provides to all patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine home care rate. None of VistaCare’s hospice programs exceeded the payment limits on inpatient services in the three-month periods ended March 31, 2004 or March 31, 2003.

     VistaCare is also subject to a Medicare annual per-beneficiary cap. Compliance with the Medicare per-beneficiary cap is measured by comparing the total Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that Medicare provider number with respect to services provided during the twelve-month period between November 1 of one year and October 31 of the following year, and the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program or programs during the relevant period. VistaCare recorded reductions to net patient revenue of approximately $0.8 million for the three months ended March 31, 2004 and $0.4 million for the three months ended March 31, 2003 as estimates for exceeding the Medicare per-beneficiary cap. As of the date of this report, VistaCare had not been assessed for exceeding the per-beneficiary cap for the assessment periods that began on November 1, 2002 and November 1, 2003. VistaCare management believes that as of March 31, 2004 adequate reserves had been established for this potential liability.

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

Charity Care

     VistaCare provides care at no cost to patients who are not eligible for insurance coverage and meet certain financial need criteria established by VistaCare. Charity care totaled approximately $0.6 million and $0.7 million for the three months ended March 31, 2004 and March 31, 2003, respectively. Because VistaCare does not pursue collection of amounts determined to qualify as charity care, these amounts are not recorded in net patient revenue. Costs VistaCare incurs in providing charity care are recorded as patient care expenses.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MARCH 31, 2004
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

     Nursing home costs totaled approximately $11.3 million for the three months ended March 31, 2004 and $7.5 million for the three months ended March 31 2003. Nursing home revenue totaled approximately $10.3 million for the three months ended March 31, 2004 and $7.1 million for the three months ended March 31 2003.

Income Taxes

     VistaCare accounts for income taxes under the liability method as required by Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on temporary differences between financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which the related taxes are expected to be paid or recovered. No valuation allowances existed at March 31, 2004 due to VistaCare’s assessment that it is more likely than not that it will be able to recover all of its deferred tax assets.

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

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MARCH 31, 2004
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

	Three Months Ended
	March 31
	2004	2003
Net income to common stockholders:
As reported:	$3,708	$2,824
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	81	1,047
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(689)	(787)

Pro forma net income to common stockholders	$3,100	$3,084

Basic net per common share:
As reported	$0.23	$0.18
Pro forma	$0.19	$0.20
Diluted net per common share:
As reported	$0.22	$0.17
Pro forma	$0.18	$0.19
Weighted average shares used in computation:
Basic	16,056	15,500
Diluted	17,071	16,656

Earnings Per Share

     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares outstanding during the period plus the effect of dilutive securities, including employee stock options (using the treasury stock method).

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MARCH 31, 2004
(Unaudited)

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

     In March 2004, the FASB issued a Proposed Statement Share Based Payments an amendment of FASB Statements No. 123 and 95 on accounting for share-based payments that would eliminate the ability to account for share-based payments using Accounting Standards Board Opinion No. 25, Accounting for Stock Issued to Employees, and require all such transactions to be accounted for using a fair value based method. The Proposed Statement would become effective for awards granted, modified, or settled in years beginning after December 15, 2004 and would require the recognition of compensation expense for any portion of awards granted or modified after December 15, 1994 that are not vested as of the Proposed Statement’s effective date. VistaCare has not determined the effect, of adopting the Proposed Statement, on its consolidated financial position, results of operations or cash flows.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MARCH 31, 2004
(Unaudited)

2. Accrued Expenses

     A summary of accrued expenses follows (in thousands):

	March 31, 2004	December 31, 2003
Treatment costs	$12,205	$11,932
Self-insurance health costs	2,476	3,087
Salaries and payroll taxes	3,146	3,157
Medicare cap accrual	6,675	5,915
Income taxes payable	1,131	1,926
Accrued vacation and sick leave	1,726	2,274
Accrued administrative expenses	2,121	2,030

	$29,480	$30,321

3. Income Taxes

     VistaCare’s provisions for income taxes for the three-month periods ended March 31, 2004 and March 31, 2003 reflect its estimates of the effective tax rate for the applicable full years. This estimate is re-evaluated by management each quarter based upon forecasts of income before taxes for the year. For the three-month period ended March 31, 2004, we recorded $2.7 million in income tax expense. The amount was comprised of tax at our estimated 39% effective rate expected for 2004 and an additional $0.2 million relating to taxes due in certain states in 2003 based upon a change in our assessment of the amounts due. Our effective rate of 39% differs from the statutory rate due primarily to state income taxes net of their federal income tax benefit. For the three month period ended March 31, 2003, income tax expense was $0.4 million which was below the statutory rate of $1.1 million due to the utilization of net operating loss carryforwards and corresponding reduction in the valuation reserve for deferred tax assets.

4. Long-Term Debt

     VistaCare has a $30.0 million revolving line of credit collateralized by substantially all of VistaCare’s assets including cash, accounts receivable and equipment. Loans under the revolving line of credit bear interest at an annual rate equal to, at VistaCare’s option, either the “prime rate” in effect from time to time, as reported in the “Money Rates” section of the Wall Street Journal, plus 1.5%, or the one-month London Interbank Borrowing Rate in effect from time to time, plus 3.0%. Accrued interest under the revolving line of credit is due (i) weekly, if VistaCare opts to pay interest at the prime rate, or (ii) on the last business day of the month, if VistaCare opts to pay interest at the London Interbank Borrowing Rate based rate.

     Under the revolving line of credit, VistaCare may borrow, repay and reborrow an amount equal to the lesser of: (i) $30.0 million or (ii) 85% of the estimated net value of eligible accounts receivable. As of March 31, 2004, approximately $16.3 million was available for borrowing under the revolving line of credit. The maturity date of the revolving line of credit is April 30, 2005. As of March 31, 2004, there was no balance outstanding on the revolving line of credit.

     VistaCare’s revolving line of credit facility contains customary covenants including those that restrict the ability of VistaCare to incur additional indebtedness, pay dividends under certain circumstances, permit liens on property or assets, make capital expenditures, make certain investments, and prepay or redeem debt or amend certain agreements relating to outstanding indebtedness. As of March 31, 2004, VistaCare was in compliance with the terms of such covenants.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MARCH 31, 2004
(Unaudited)

5. Dilutive Securities

     The following table presents the calculation of basic and diluted net income per common share (in thousands, except per share information):

	Three Months Ended
	March 31,
	2004	2003
Numerator
Net income	$3,708	$2,824
Numerator for basic and diluted earnings per share	$3,708	$2,824
Denominator
Denominator for basic net income per weighted average shares	16,056	15,500
Effect of dilutive securities:
Employee stock options	1,015	1,078
Common stock warrant	—	20
Class B common stock	—	58

Denominator for diluted net income per share-adjusted weighted average shares	17,071	16,656

Net income per common share:
Basic	$0.23	$0.18
Diluted	$0.22	$0.17

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MARCH 31, 2004
(Unaudited)

6. Allowances for Denials

     The allowances for denials for patient care and room and board accounts receivable are as follows (in thousands):

	Balance at		Write-offs, net of	Balance at end of
	beginning of period	Provision for Denials	recoveries	period
Year ended December 31, 2002	4,490	2,748	(2,876)	4,362
Year ended December 31, 2003	4,362	7,140	(5,452)	6,050
Three months ended March 31, 2004	6,050	1,834	(2,227)	5,657

7. Litigation

     VistaCare is involved in various litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from pending litigation and administrative proceedings will not, individually or in the aggregate, have a material adverse effect on VistaCare’s consolidated financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     Net patient revenue for the three months ended March 31, 2004 grew to $53.7 million from $42.0 million for the three months ended March 31, 2003. Such growth, which was entirely organic, resulted from an increase in patient admissions, average patient length of stay and an increase in the Medicare hospice reimbursement rates effective October 1, 2003. Net income for the three months ended March 31, 2004 increased to $3.7 million from $2.8 million for the three months ended March 31, 2003, despite an increase in our effective tax rate. Significantly, however, net patient revenue for the three months ended March 31, 2004 was the same as in the three months ended December 31, 2003 because of a modest decline in patient admissions.

Net Patient Revenue

     Net patient revenue is the amount we believe we are entitled to collect for our services, adjusted as described below. The amount we believe we are entitled to collect for our services varies depending on the level of care provided, the payor and the geographic area where the services are rendered. Net patient revenue includes adjustments for:

•	estimated payment denials (excluding payment denials related to Medicaid reimbursements for nursing home room and board charges) and contractual adjustments;

•	patients who do not have insurance coverage and who are deemed financially in need of charity care;

•	amounts we estimate we could be required to repay to Medicare, such as amounts that we would be required to repay if any of our programs exceed the annual per-beneficiary cap, as described below under “Critical Accounting Policies and Significant Estimates — Potential Adjustments to Net Patient Revenue for Exceeding the Medicare Per-Beneficiary Cap”; and

•	subsequent changes to initial level of care determinations.

     We adjust our estimates from time to time based on our billing and collection experience. Only after a patient’s hospice eligibility has been determined, a payment source has been identified and services have been provided do we recognize net patient revenue for services that we provide to that patient.

     We derive net patient revenue from billings to Medicare, Medicaid, private insurers, managed care providers, patients and others. We operate under arrangements with those payors pursuant to which they reimburse us for services we provide to hospice eligible patients they cover, subject only to our submission of adequate and timely claim documentation. Our patient intake process screens patients for hospice eligibility and identifies whether their care will be covered by Medicare, Medicaid, private insurance, managed care or self-pay. Medicare reimbursements account for the majority of our net patient revenue. Our net patient revenue is determined primarily by the number of billable patient days, the level of care provided and reimbursement rates. The number of billable patient days is a function of the number of patients admitted to our programs and the number of days that those patients remain in our care.

     Our average length of stay was approximately 108 days and our median length of stay was 33 days for the three months ended March 31, 2004, which we believe exceed the industry averages. We attribute our ability to exceed the industry averages in terms of average and medium length of stay to several factors. First, we have a relatively high percentage of non-cancer patients, who have a higher average length of stay than cancer patients. Second, we believe that our open access philosophy and our efforts to educate referral sources about hospice care encourages earlier transfers of patients to hospice care. Finally, a significant amount of our growth in recent periods has been in rural markets where access to intensive care hospitals or other alternative sites for hospice-eligible patients is more difficult.

     The table below sets forth the percentage of our net patient revenue for the three-month periods ended March 31, 2004 and 2003 derived from Medicare, Medicaid, private insurers and managed care payors:

	Three Months Ended
	March 31,
	2004	2003
Medicare	93.9%	92.3%
Medicaid	3.7%	3.6%
Private insurers and managed care	2.4%	4.1%

     Medicare, Medicaid and most private insurers and managed care providers pay for hospice care at a daily or hourly rate that varies depending on the level of care provided. The table below sets forth the percentage of our net patient revenue generated under each of the four Medicare levels of care for the periods indicated:

	Three Months Ended March 31,
Level of Care	2004	2003
Routine Home Care	95.0%	93.1%
General Inpatient Care	4.4%	6.3%
Continuous Home Care	0.4%	0.5%
Respite Inpatient Care	0.2%	0.1%

     Typically, each October, Medicare adjusts its base hospice care reimbursement rates for the following year based on inflation and other economic factors. Effective October 1, 2003, the Medicare hospice reimbursement rates were increased 3.4% over the base rates then in effect.

This increase has favorably impacted our net patient revenue. Medicare’s hospice reimbursement rates are subject to regional adjustments based on local wage levels. These regional adjustments are not necessarily proportional to adjustments.

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

     Patient care expenses consist primarily of salaries, benefits, payroll taxes and travel costs associated with our hospice care providers. Patient care expenses also include the cost of pharmaceuticals, durable medical equipment, medical supplies, inpatient arrangements, nursing home costs, net, and purchased services such as ambulance, infusion and radiology. We incur inpatient facility costs primarily through per diem lease arrangements with hospitals and skilled nursing facilities where we provide our services. We also operate one inpatient hospice facility under a rental agreement.

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

     For our patients who receive nursing home care under state Medicaid programs in states other than Arizona, Oklahoma, and South Carolina, the applicable Medicaid program pays us an amount equal to no more than 95% of the Medicaid per diem nursing home rate for room and board services furnished to the patient by the nursing home in addition to the Medicare or Medicaid routine home care per diem payment. We pay the nursing home for these room and board services at a rate between 95% and 100% of the full Medicaid per diem nursing home rate, depending on the terms of the contract between us and the nursing home. We include the difference between the amount we pay the nursing home and the amount we receive from Medicaid (net of estimated room and board reimbursement claim denials) in patient care expenses. We refer to this difference as “nursing home costs, net”. Our nursing home costs, net, were $1.0 million and $0.4 million for the three-month periods ended March 31, 2004 and March 31, 2003, respectively.

     General and administrative expenses primarily include salaries, payroll taxes, benefits and travel costs associated with our staff that is not directly involved with patient care, bonuses for all employees, marketing, office leases, and professional services.

Stock-Based Compensation

     Certain employee stock options which we granted in 2001 and 2002 have resulted in and will continue to result in stock-based compensation charges. In accordance with Accounting Principles Board Opinion No. 25 and related interpretations, if an employee stock option is granted with an exercise price which is less than the deemed fair value of the underlying stock, the difference is treated as a compensation charge that must be recognized ratably over the vesting period for the option. In addition, the vesting of a stock option granted to our Chief Executive Officer in November 2002 was accelerated in full in February 2003, resulting in $1.1 million of compensation expense, which was recognized in the first quarter of 2003. As of March 31, 2004, we had expensed a total of $0.1 million of deferred stock-based compensation relating to the foregoing options.

Capitalized Software Development Costs

     We have capitalized certain internal costs related to the development of software used in our business. We capitalize all qualifying internal costs incurred during the application development stage. Costs incurred during the preliminary project stage and post-implementation/operation stage are expensed as incurred. As of March 31, 2004, we had total capitalized software development costs, net of amortization, of approximately $5.2 million. We amortize the capitalized software development costs related to particular software over a three-year period commencing when that software is substantially complete and ready for its intended use. Approximately $3.7 million of our capitalized software development cost as of March 31, 2004 related to our new billing software, which we started to amortize in the fourth quarter of 2003.

Goodwill

     Goodwill from our 1998 and 2002 acquisitions, net of accumulated amortization, was $20.6 million as of March 31, 2004. Prior to 2002, we were amortizing the goodwill from our 1998 acquisitions over 30 years. Rules issued by the Financial Accounting Standards Board, effective beginning in 2002, require that we no longer amortize goodwill. These rules require that we analyze our goodwill for impairment annually, or more often if events or circumstances arise that indicate that the carrying value of our goodwill exceeds its fair market value. We have concluded that no basis for impairment of our goodwill existed as of March 31, 2004.

Adjusted EBITDA

     Adjusted EBITDA consists of net income, excluding net interest, taxes, depreciation and amortization and stock-based compensation charges. We present adjusted EBITDA to enhance the understanding of our operating results. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles. Items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA is a key measure we use to evaluate our operations. In addition, we provide our adjusted EBITDA because we believe that investors and securities analysts will find adjusted EBITDA to be a useful measure for evaluating our cash flows from operations, for comparing our operating performance with that of similar companies that have different capital structures and for evaluating our ability to meet our future debt service, capital expenditures and working capital requirements. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted EBITDA as presented may not be comparable to other similarly titled measures of performance of other companies.

     The following table reconciles our net income to adjusted EBITDA and also shows cash flows from operating, investing and financing activities for the periods indicated:

	Three Months Ended
	March 31,
	2004	2003
EBITDA
Net income	$3,708	$2,824
Plus:
Interest income	(99)	(101)
Interest expense	30	48
Taxes	2,702	386
Depreciation and amortization	963	344
Stock-based compensation charges	81	1,047

Adjusted EBITDA	$7,385	$4,548

Net cash provided by operating activities	$8,963	$1,347
Net cash used in investing activities	($1,173)	($1,160)
Net cash provided by financing activities	$1,160	$220

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

     Recorded net patient revenue reflected reductions of $0.8 million and $0.9 million for the three-month periods ended March 31, 2004 and March 31, 2003, respectively.

     Potential Adjustments to Net Patient Revenue for Exceeding the Medicare Per-Beneficiary Cap

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

     We actively monitor each of our programs to determine whether they are likely to exceed the Medicare per-beneficiary cap. If we determine that the program or programs covered by a Medicare provider number are likely to exceed the cap, we attempt to institute corrective action, such as a change in patient mix or concentrate on increasing census. However, to the extent we believe our corrective action will not be successful, we estimate the amount that we could be required to repay to Medicare and accrue that amount as a reduction to net patient revenue. Factors that impact our estimate include:

•	anticipated average length of stay of patients within our programs;

•	our success in implementing corrective measures; and

•	enrollment of beneficiaries in our programs who may have previously elected Medicare hospice coverage through another hospice provider, thus reducing the cap amount for the applicable provider number.

     Recorded net patient revenue reflected reductions of $0.8 million for the three-month period ended March 31, 2004 and $0.4 million for the quarter ended March 31, 2003. A reduction of $3.1 million was made in the quarter ended December 31, 2003, when we had improved visibility regarding our potential cap exposure for the twelve-month Medicare measurement period ended October 31, 2003. Our accrual for potential exposure for exceeding the Medicare per beneficiary cap is $6.7 million as of March 31, 2004 and was $5.9 million as of December 31, 2003. While we believe our reserves for potential assessment are adequate, it is possible that they may be insufficient. As of the date of this report, we had not been assessed for exceeding the per-beneficiary cap for the assessment period ended October 31, 2003.

Estimate of Patient Care Expenses

     We are required to make certain significant judgments regarding patient care expenses. In any given financial reporting period we purchase goods and services from a large number of vendors. Many of such purchases involve relatively small amounts individually. Often we are neither invoiced for, nor receive from our employees in the field all relevant information regarding, such purchased goods and services until well after our financial statements need to be prepared. Accordingly, we are required to a certain extent to estimate the amount of those expenses. In making such estimates we take into account, among other things, our experience with those expenses as a percentage of net patient revenue given the level of care, the information we actually have available to us from patient care expense logs, and the value of vendor invoices we have received in relation to the time period for which patient care expenses are being determined. Our accrual for patient care expenses was $12.2 million as of March 31, 2004.

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

     In the event we determine that the value of our goodwill has become impaired, we are required to write down the value of the goodwill to its fair market value on our balance sheets and to reflect the extent of the impairment as an expense on our statements of operations. We have determined that no impairment of goodwill existed as of March 31, 2004.

Results of Operations

     The following table sets forth selected consolidated financial information as a percentage of net patient revenue for the periods indicated:

	Three Months Ended
	March 31,
	2004	2003
Net patient revenue	100.0%	100.0%
Operating expenses
Patient care:
Salaries, benefits and payroll taxes	39.9%	37.9%
Pharmaceuticals	5.0%	6.0%
Durable medical equipment	4.7%	4.5%
Other (including inpatient arrangements, net nursing home costs, purchased services and travel)	8.3%	8.9%
Total patient care	57.9%	57.3%
General and administrative (exclusive of stock-based compensation charges reported below)
Salaries, benefits and payroll taxes	16.8%	15.4%
Office leases	2.1%	2.2%
Other (including severance, travel, marketing and charitable contributions)	9.4%	14.2%
Total general and administrative	28.3%	31.8%
Depreciation and amortization	1.7%	0.8%

	Three Months Ended
	March 31,
	2004	2003
Stock-based compensation	0.2%	2.5%
Operating income	11.9%	7.6%
Non-operating income	0.1%	0.1%
Income tax expense	4.9%	0.8%
Net income	6.9%	6.7%
Adjusted EBITDA(1)	13.8%	10.9%

(1) Adjusted EBITDA consists of net income, excluding net interest, taxes, depreciation and amortization and stock-based compensation charges. We present adjusted EBITDA to enhance the understanding of our operating results. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles. Items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA is a key measure we use to evaluate our operations. In addition, we provide our adjusted EBITDA because we believe that investors and securities analysts will find adjusted EBITDA to be a useful measure for evaluating our cash flows from operations, for comparing our operating performance with that of similar companies that have different capital structures and for evaluating our ability to meet our future debt service, capital expenditures and working capital requirements. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted EBITDA as presented may not be comparable to other similarly titled measures of performance of other companies.

Three Months Ended March 31, 2004, Compared to Three Months Ended March 31, 2003

     Net Patient Revenue

     Net patient revenue increased $11.6 million, or 27.6%, to $53.6 million for the three-month period ended March 31, 2004, from $42.0 million for the three-month period ended March 31, 2003. The increase was due to a 96,845 increase in billable patient days and the 3.4% Medicare reimbursement rate increase effective October 1, 2003, partially offset by a $0.4 million increase in the adjustment to net patient revenue due to the annual Medicare per-beneficiary cap for the three-month period ended March 31, 2004.

     Net patient revenue per day of care was approximately $115 for the three-month period ended March 31, 2004, compared to net patient revenue per day of care of approximately $113 for the three-month period ended March 31, 2003. This increase was due primarily to the Medicare reimbursement rate increase, partially offset by an increase in the number of patients receiving care in geographic regions where reimbursement rates are relatively lower and an increase in the adjustment to net patient revenue due to the annual Medicare per-beneficiary cap.

     Our average daily census of patients increased 1,019 to 5,144 for the three-month period ended March 31, 2004 from 4,125 for the three-month period ended March 31, 2003. This growth was attributable to growth in patient census in our existing programs resulting from an increase in admissions to 3,842 for the quarter ended March 31, 2004 from 3,734 for the quarter ended March 31, 2003 and an increase in the average length of stay to 108 days from 84 days for the quarter ended March 31, 2003.

     Significantly, net patient revenue for the three months ended March 31, 2004 was the same as it was for the three months ended December 31, 2003, primarily because of a decline in patient admissions from 4,031 in the three months ended December 31, 2003 to 3,482 in the three months ended March 31, 2004. The sequential decline in patient admissions was attributable to our inability to expand the size of our marketing staff as we had planned, partly as a result of higher than usual employee attrition. Such decline also reflects a shift in our marketing priorities in some of our programs impacted by the Medicare per-beneficiary cap. In those programs we have been de-emphasizing community marketing initiatives in favor of greater efforts to develop hospital-based referral sources in an effort to reduce patient length of stays and potential Medicare per-beneficiary cap exposure. Marketing programs focused on hospital-based referral sources typically require more time to generate patient admissions than community marketing efforts.

     Patient Care Expenses

     Patient care expenses increased $7.0 million, or 29.1%, to $31.1 million in the three-month period ended March 31, 2004 from $24.1 million in the three-month period ended March 31, 2003. Of this increase, 78.6% was due to a $5.5 million increase in salaries, benefits, payroll taxes and travel costs of hospice care providers, including pay increases for our existing care providers and costs associated with additional personnel hired to provide care to our increased census of patients. The remainder of the increase was due to an increase in purchased services, durable medical equipment and medical supplies required to provide care to our increased census of patients. As a percentage of net patient revenue, patient care expenses increased to 57.9% in the three-month period ended March 31, 2004 from 57.3% in the three-month period ended March 31, 2003. This increase was primarily due to the increase in salaries, benefits and payroll costs of hospice care providers and an increase in net nursing home costs.

General and Administrative Expenses (Exclusive of Stock-Based Compensation)

     This increase was due a $2.5 million increase in salaries, benefits and payroll taxes associated with our staff not directly involved with patient care — primarily related to the addition of personnel. The remainder of the increase was primarily due to increased insurance and office leasing costs. These increases were partially offset by a $0.6 million reversal of an employee bonus accrual in the first quarter of 2004, which had been accrued in 2003. As a percentage of net patient revenue, general and administrative expenses decreased to 28.3% in the three-month period ended March 31, 2004 from 31.8% in the three-month-period ended March 31, 2003 as a result of the increase in net patient revenue and the reversal of the employee bonus reserve referred to above.

Depreciation and Amortization

     Depreciation and amortization expense increased $0.7 million, or 233%, to $1.0 million in the three-month period ended March 31, 2004 from $0.3 million in the three-month period ended March 31, 2003. The increase was primarily due to additional equipment purchases placed into service and the $3.7 million of capitalized software development costs associated with our new billing system which was completed in the fourth quarter of 2003, which we began to amortize in the fourth quarter of 2003.

Stock-Based Compensation

     Stock-based compensation expense was approximately $ $0.1 million in the three-month period ended March 31, 2004 and $1.1 million in the three-month period ended March 31, 2003, $1.0 million of which related to the acceleration of the vesting of a stock option.

     Non-Operating Income

          Non-operating income for the three-month period ended March 31, 2004 was $50,000 compared to $37,000 for the three-month period ended March 31, 2003.

     Income Tax

          For the three-month period ended March 31, 2004, we recorded $2.7 million in income tax expense. The amount was comprised of tax at our estimated 39% effective rate expected for 2004 and an additional $0.2 million relating to additional taxes due in certain states in 2003 based upon a change in our assessment of the amounts due. Our effective rate of 39% differs from the statutory rate due primarily to additional state income taxes net of their federal income tax benefit. For the three month period ended March 31, 2003, income tax expense was $0.4 million which was below the statutory rate due to the utilization of net operating loss carryforwards and corresponding reduction in the valuation reserve for deferred tax assets.

Liquidity and Capital Resources

     Our principal liquidity requirements have been for working capital and capital expenditures. We have financed these requirements primarily with cash flow from operations. In December 2002, we completed our initial public offering of common stock in which we raised net proceeds of $48.1 million. As of March 31, 2004, we had cash and cash equivalents of $56.1 million, working capital of approximately $59.2 million and the ability to borrow an additional $16.3 million under our revolving credit facility described below.

     Net cash provided by operating activities for the three months ended March 31, 2004 was $9.0 million, compared to $1.3 million for the three months ended March 31, 2003. This increase resulted from the increase in our overall profitability and a reduction in patient accounts receivable.

     Net cash used in investing activities was $1.2 million for the three months ended March 31, 2004 and related primarily to continued investment in internally developed software and its implementation, as well as the purchase of office equipment for new programs being developed and our headquarter offices. Net cash provided by financing activities was $1.2 million for the three months ended March 31, 2004 resulted from the exercise of employee stock options.

     We currently maintain a revolving line of credit with Healthcare Business Credit Corporation, or HBCC, under which we may borrow, repay and re-borrow from time to time up to $30 million, based on the amount of our eligible accounts receivable. As of March 31, 2004, there were no borrowings under this facility and there was $16.3 million available for borrowing.

     Advances under the HBCC revolving line of credit bear interest at an annual rate equal to, at our option, either the “prime rate” in effect from time to time, as reported in the “Money Rates” section of the Wall Street Journal, plus 1.5%, or the one-month London Interbank Borrowing Rate in effect from time to time, plus 3.0%. The applicable interest rate increases by 3.5% if there is an event of default. Accrued interest is due and payable weekly on advances under the revolving line of credit bearing interest at the prime rate. Accrued interest on advances bearing interest at the London Interbank Offering Rate is due and payable on the last business day of the month. The maturity date for the revolving line of credit is April 30, 2005. As of March 31, 2004, the effective interest rate for borrowings under this facility was 4.1% per annum.

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

     Our hospice programs are subject to the annual Medicare per-beneficiary cap. If we are found by Medicare to have exceeded the per-beneficiary cap, Medicare will require that we make restitution for payments made to us in excess of the per-beneficiary cap. We were required to repay Medicare $0.6 million in 2000 and $1.0 million in 2001 for exceeding the per-beneficiary cap. As of the date of this report, VistaCare had not been assessed for exceeding the per-beneficiary cap for the assessment periods that began on November 1, 2002 and November 1, 2003.

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

     In March 2004, the FASB issued a Proposed Statement Share Based Payments an amendment of FASB Statements No. 123 and 95 on accounting for share-based payments that would eliminate the ability to account for share-based payments using Accounting Standards Board Opinion No. 25, Accounting for Stock Issued to Employees, and require all such transactions to be accounted for using a fair value based method. The Proposed Statement would become effective for awards granted, modified, or settled in years beginning after December 15, 2004 and would require the recognition of compensation expense for any portion of awards granted or modified after December 15, 1994 that are not vested as of the Proposed Statement’s effective date. VistaCare has not determined the effect, of adopting the Proposed Statement, on its consolidated financial position, results of operations or cash flows.

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

     In March 2004, the FASB issued a Proposal Statement Share Based Payments an amendment of FASB Statements No. 123 and 95 on accounting for share-based payments that would eliminate the ability to account for share-based payments using Accounting Standards Board Opinion No. 25, Accounting for Stock Issued to Employees, and require all such transactions to be accounted for using a fair value based method. The Proposed Statement would become effective for awards granted, modified, or settled in years beginning after December 15, 2004 and would require the recognition of compensation expense for any portion of awards granted or modified after December 15, 1994 that are not vested as of the Proposed Statement’s effective date. VistaCare has not determined the effect, of adopting the Proposed Statement, on its consolidated financial position, results of operations or cash flows.

Factors That May Affect Future Results

We are dependent on payments from Medicare and Medicaid. Changes in the rates or methods governing these payments for our services could adversely affect our net patient revenue and profitability.

     Approximately 97.6% of our net patient revenue for the three months ended March 31, 2004 consisted of payments from Medicare and Medicaid programs. Because we generally receive fixed payments for our hospice care services based on the level of care provided to our hospice patients, we are at risk for the cost of services provided to our hospice patients. We cannot assure you that Medicare and Medicaid will continue to pay for hospice care in the same manner or in the same amount that they currently do. Reductions in amounts paid by government programs for our services or changes in methods or regulations governing payments, which would likely result in similar changes by private third-party payors, could adversely affect our net patient revenue and profitability.

Our profitability may be adversely affected by limitations on Medicare payments.

     Medicare payments for hospice services are subject to an annual per-beneficiary cap, which for the twelve months ended October 31, 2003 was $18,661. Compliance with the cap is measured by calculating the annual Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that provider number between November 1 of each year and October 31 of the following year and comparing the result with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that program or programs during that year. We reflected as a reduction to net patient revenue of approximately $0.8 million in the three-month period ended March 31, 2004 and $0.4 million in the three-month period ended March 31, 2003, as a result of estimated reimbursements in excess of the per-beneficiary cap in those periods. Our ability to comply with this limitation depends on a number of factors relating to the hospice program or programs under a given Medicare provider number, including the rate at which our patient census increases, the average length of stay and the mix in level of care. Our profitability may be adversely affected if, in the future, we are unable to comply with this and other Medicare payment limitations.

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

     We, in turn, are generally obligated to pay the nursing home for these room and board services at a rate between 95% and 100% of the full Medicaid per diem nursing home rate. In the past, we have experienced situations where both the Medicaid program and we have paid a nursing home for the same room and board service and the Medicaid program has imposed on us the burden of recovering the amount we previously paid to the nursing home. There can be no assurance these situations will not recur in the future or that if they do, we will be able to fully recover from the nursing home.

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

Although we recorded net income of $15.2 million for the year ended December 31, 2003, and $3.7 million for the three months ended March 31, 2004, we had an accumulated deficit of $10.6 million at March 31, 2004. We cannot assure you that we will operate profitably in the future. In addition, we may experience significant quarter-to-quarter variations in operating results. We are pursuing a growth strategy focused primarily on same-store growth but also involving the development of new programs and acquisitions. Our growth strategy may involve, among other things, increased marketing expenses, significant cash expenditures, debt incurrence and other expenses that could negatively impact our profitability on a quarterly and an annual basis. Our net patient revenue could be adversely impacted by a number of factors, in particular, reductions in Medicare payment rates and patient lengths of stay, which may not be within our control.

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

     We believe that the success of our business strategy and our ability to operate profitably depends on the continued employment of our senior management team. If key members of our senior management team become unable or unwilling to continue in their present positions, our business and financial results could be materially adversely affected. In particular, we believe the continued employment of each of Richard R. Slager, the Chairman of our Board of Directors and our Chief Executive Officer, Mark E. Liebner, our Chief Financial Officer, and Carla Davis Hughes, our Chief Operating Officer, is important to our future growth and competitiveness. We have entered into management agreements with Messrs. Slager and Liebner and Ms. Hughes to provide them with incentives to remain employed by us. However, there can be no assurance that any of these individuals will continue to be employed by us.

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

     A substantial portion of our total assets consists of intangible assets, primarily goodwill. Goodwill, net of accumulated amortization, accounted for approximately 16.0% of our total assets as of March 31, 2004. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As a result, we no longer amortize goodwill and indefinite lived intangible assets. Instead, we review them at least annually to determine whether they have become impaired. If they have become impaired, we charge the impairment as an expense in the period in which the impairment occurred. Any event which results in the significant impairment of our goodwill, such as closure of a hospice program or sustained operating losses, could have a material adverse effect on our profitability.

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

     As of March 31, 2004, our capitalized software development costs, net of amortization, was approximately $5.2 million, most of which amount related to the development of CareNation, our proprietary software platform, and related application modules. If one or more of the application modules do not function as anticipated, we may be required to write off a significant amount of capitalized software development costs and we may experience significant disruptions in our operations, all of which could have a material adverse effect on our profitability. In addition, the costs associated with training our employees to use these new applications effectively and errors arising from being unfamiliar with the new applications could have a material adverse effect on our operations and profitability.

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

     We maintain general liability insurance coverage on an occurrence basis with limits of $1.0 million per occurrence and $3.0 million in the aggregate. We maintain healthcare professional liability insurance coverage on a claims-made basis with limits of $1.0 million per occurrence and $3.0 million in the aggregate. We also maintain a policy insuring hired and non-owned automobiles with a $1.0 million limit of liability, with a $1.0 million deductible. In addition, we maintain umbrella coverage with a limit of $10.0 million excess over general, healthcare professional liability coverage and hired and non-owned auto insurance. Nevertheless, some risks and liabilities, including claims for punitive damages or claims based on the actions of third parties, may not be covered by insurance. In addition, we cannot assure you that our coverage will be adequate to cover potential losses. While we have generally been able to obtain liability insurance in the past, insurance can be expensive and may not be available in the future on terms acceptable to us, or at all. Moreover, claims, regardless of their merit or eventual outcome, may also adversely affect our reputation, our ability to obtain patient referrals or our ability to expand our business, as well as divert management resources from the operation of our business.

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

Item 4. Controls and Procedures.

     (a) Evaluation of Disclosure Controls and Procedures.

     Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2004. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

     (b) Changes in Internal Controls.

     There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     (a) Modification of Rights of Registered Securities. None.

     (b) Limitation of Rights of Registered Securities. None.

     (c) Sales of Unregistered Securities. None.

     (d) Use of Proceeds from Registered Securities.

     On December 23, 2002, we completed an initial public offering of shares of our Class A common stock. The shares were registered under the Securities Act of 1933 on a registration statement on Form S-1 (Registration No. 333-98033), which was declared effective by the Securities and Exchange Commission on December 17, 2002). The net proceeds to VistaCare from the offering were $48.1 million, none of which were used in the quarter ended March 31, 2004.

     (e) Repurchases of Securities and Restrictions on Dividends.

     VistaCare did not repurchase any of its securities during the quarter ended March 31, 2004. VistaCare is prohibited under its revolving credit facility from paying cash dividends if there exists a default under the facility or if the payment of such cash dividends would result in a default.

     Restrictions Upon the Payment of Dividends

     We are prohibited under our credit facility from paying any cash dividends if there is a default under the facility or if the payment of any cash dividends would result in default.

Item 3. Defaults Upon Senior Securities.

     None

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits:

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this report.

     (b) Reports on Form 8-K:

     On February 27, 2004, we furnished a Current Report on Form 8-K under Item 12 containing a press release dated February 26, 2004 announcing our financial results for the period ended December 31, 2003. The press release contained our consolidated balance sheets, statements of liabilities and stockholders’ equity, statements of operations and statements of cash flows for the periods ended December 31, 2002 and 2003, without footnotes.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTACARE, INC.

By: /s/ RICHARD R. SLAGER

Date: May 7, 2004	Richard R. Slager
President and Chief Executive Officer
(principal executive officer)

By: /s/ MARK E. LIEBNER

Date: May 7, 2004	Mark E. Liebner
Chief Financial Officer
(principal financial officer and chief accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1 31.2 32.1 32.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer

Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer