Form 10-Q
period 2004-06-30
VISTACARE, INC.
filed 2004-08-09
CIK 787030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

     As of July 26, 2004, there were outstanding 16,192,666 shares of the issuer’s Class A Common Stock, $0.01 par value per share.

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

VISTACARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	June 30,	December 31,
	2004	2003
	(Unaudited)	(see note 1)
ASSETS
Current assets:
Cash and cash equivalents	$66,585	$47,193
Patient accounts receivable, net	18,038	24,266
Patient accounts receivable room & board, net	8,979	10,041
Deferred tax assets	8,136	5,488
Prepaid expenses and other current assets	3,990	3,679

Total current assets	105,728	90,667
Equipment, net	4,946	4,537
Goodwill, net of amortization	20,564	20,564
Other assets	6,289	6,453

Total assets	$137,527	$122,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,741	$338
Accrued expenses	39,206	30,321
Current portion of capital lease obligations	41	88

Total current liabilities	41,988	30,747
Deferred tax liability	3,399	3,398
Stockholders’ equity:
Class A Common Stock, $0.01 par value; authorized 33,000,000 shares; 16,111,810 and 15,967,281 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively.	161	159
Additional paid-in capital	105,125	103,253
Deferred compensation	(790)	(1,024)
Accumulated deficit	(12,356)	(14,312)

Total stockholders’ equity	92,140	88,076

Total liabilities and stockholders’ equity	$137,527	$122,221

See accompanying notes to consolidated financial statements.

VISTACARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share information)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net patient revenue	$48,069	$46,050	$101,718	$88,050
Operating expenses:
Patient care expenses	33,202	27,713	64,286	51,799
General and administrative expenses, exclusive of stock based compensation charges reported below	16,565	13,142	31,726	26,493
Depreciation and amortization	955	370	1,918	714
Stock based compensation	76	102	158	1,149

Total operating expenses	50,798	41,327	98,088	80,155

Operating income (loss)	(2,729)	4,723	3,630	7,895

Non-operating income (expense)
Interest income	113	108	212	209
Interest expense	(19)	(29)	(49)	(77)
Other expense	(11)	(36)	(30)	(51)

Total non-operating income	83	43	133	81

Net income (loss) before income taxes	(2,646)	4,766	3,763	7,976

Income tax expense (benefit)	(895)	944	1,807	1,330

Net income (loss)	$(1,751)	$3,822	$1,956	$6,646

Net income (loss) per common share:
Basic	$(0.11)	$0.24	$0.12	$0.43

Diluted	$(0.11)	$0.23	$0.12	$0.40

Weighted average shares outstanding:
Basic	16,167	15,633	16,112	15,595

Diluted	16,167	16,913	16,867	16,800

See accompanying notes to consolidated financial statements.

VISTACARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2004	2003
Operating activities
Net income	$1,956	$6,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,821	714
Amortization of deferred compensation related to stock options	158	1,149
Loss on disposal of assets	—	23
Deferred tax assets	232	—
Patient accounts receivable	7,291	(2,185)
Prepaid expenses and other	(2,535)	(3,296)
Accounts payable and accrued expenses	11,244	4,692

Net cash provided by operating activities	20,167	7,743
Investing activities
Purchases of equipment	(1,164)	(1,178)
Internally developed software expenditures	(616)	(1,019)
Other assets	(286)	(444)

Net cash (used in) investing activities	(2,066)	(2,641)
Financing activities
Cost associated with common stock offering	—	(191)
Proceeds from issuance of common stock from options	1,291	519

Net cash provided by financing activities	1,291	328

Net increase in cash and cash equivalents	19,392	5,430
Cash and cash equivalents, beginning of period	47,193	39,104

Cash and cash equivalents, end of period	$66,585	$44,534

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Capitalized Software Development Costs

     VistaCare capitalizes certain internal salaries related to the development of computer software used in its operations. Such capitalized software development costs are being amortized over three years. Capitalized software development costs, net of amortization, included in other assets, amounted to $5.2 million at June 30, 2004 and $5.3 million at December 31, 2003. Costs incurred during the preliminary project stage and post implementation/operations stage are expensed as incurred.

Net Patient Revenue

     Net patient revenue is the amount VistaCare believes it is entitled to collect for its services, adjusted as described below. The amount VistaCare believes it is entitled to collect for its services varies depending on the level of care provided, the payor and the geographic area where services are rendered. Net patient revenue also includes adjustments for charity care and estimated payment denials (which VistaCare experiences from time to time for reasons such as its failure to submit complete and accurate

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
JUNE 30, 2004
(Unaudited)

claim documentation, its failure to provide timely written physician certifications as to patient eligibility, or the payor deems the patient ineligible for insurance coverage), subsequent changes to initial level of care determinations, contractual adjustments, and amounts VistaCare estimates it could be required to repay to Medicare, such as payments that VistaCare would be required to make in the event that any of its programs exceed the annual per-beneficiary cap. VistaCare adjusts its estimates from time to time based on its billing and collection experience and other factors. VistaCare recognizes net patient revenue once the patient’s coverage from a payment source has been verified and services have been provided to that patient.

     Approximately 97% and 96% of VistaCare’s net patient revenue was derived from the Medicare and Medicaid programs for the six-month periods ended June 30, 2004 and June 30, 2003, respectively. VistaCare operates under arrangements with Medicare, Medicaid and other third-party payors pursuant to which these payors reimburse VistaCare for services it provides to hospice-eligible patients these payors cover, subject only to VistaCare’s submission of adequate and timely claim documentation. VistaCare has a patient intake process that screens patients for hospice eligibility and identifies whether their care will be covered by Medicare, Medicaid, private insurance, managed care or self-pay. Whether Medicare or Medicaid continue to provide reimbursement for hospice care is dependent upon governmental policies.

Medicare and Medicaid Regulation

     VistaCare is subject to certain limitations on Medicare payments for services. Specifically, if the number of inpatient care days of care any hospice program provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provides to all patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine home care rate. None of VistaCare’s hospice programs exceeded the payment limits on inpatient services in the six-month periods ended June 30, 2004 or June 30, 2003.

     VistaCare is also subject to a Medicare annual per-beneficiary cap. Compliance with the Medicare per-beneficiary cap is measured by comparing the total Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that Medicare provider number with respect to services provided during the twelve-month period between November 1 of one year and October 31 of the following year, and the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program or programs during the relevant period. The company’s operations are conducted under 35 separate provider numbers, many of which have not experienced cap limitations. However, since cap regulations apply only at the provider number level, several of our operations under various provider numbers have been subject to cap limitations due to demographics of our patient base in such operations. VistaCare recorded reductions to net patient revenue of approximately $6.2 million for the three months ended June 30, 2004 and $0.6 million for the three months ended June 30, 2003 as estimates for exceeding the Medicare per-beneficiary cap. As of the date of this report, VistaCare had been assessed $0.4 million for exceeding the per-beneficiary cap for the assessment period that began on November 1, 2002 however, this is only a small portion of the locations where we believe we will receive an assessment. A determination as to this liability had not yet been made by the Medicare fiscal intermediary with respect to many of VistaCare’s programs. VistaCare management believes that as of June 30, 2004 adequate reserves had been established for this potential liability.

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

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
JUNE 30, 2004
(Unaudited)

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

Charity Care

     VistaCare provides care at no cost to patients who are not eligible for insurance coverage and meet certain financial need criteria established by VistaCare. Charity care totaled approximately $0.4 million and $0.7 million for the three-month periods ended June 30, 2004 and June 30, 2003, respectively. Because VistaCare does not pursue collection of amounts determined to qualify as charity care, these amounts are not recorded in net patient revenue. Costs VistaCare incurs in providing charity care are recorded as patient care expenses.

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

     Nursing home costs totaled approximately $11.8 million for the three months ended June 30, 2004 and $7.6 million for the three months ended June 30, 2003. Nursing home revenue totaled approximately $10.2 million for the three months ended June 30, 2004 and $7.1 million for the three months ended June 30, 2003. Revenues are less than 95% of costs due to provisions for estimated uncollectible amounts.

Income Taxes

     VistaCare accounts for income taxes under the liability method as required by Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on temporary differences between financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which the related taxes are expected to be paid or recovered. No valuation allowances existed at June 30, 2004 due to VistaCare’s assessment that it is more likely than not that it will be able to recover all of its deferred tax assets.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
JUNE 30, 2004
(Unaudited)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss) to common stockholders:
As reported:	$(1,751)	$3,822	$1,956	$6,646
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	76	102	158	1,149
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(817)	(831)	(1,507)	(1,618)

Pro forma net income (loss) to common stockholders	$(2,492)	$3,093	$607	$6,177

Basic net income (loss) per common share:
As reported	$(0.11)	$0.24	$0.12	$0.43
Pro forma	(0.15)	0.20	0.04	0.40
Diluted net income (loss) per common share:
As reported	$(0.11)	$0.23	$0.12	$0.40
Pro forma	(0.15)	0.18	0.04	0.37
Weighted average shares used in computation:
Basic	16,167	15,633	16,112	15,595
Diluted	16,167	16,913	16,867	16,800

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
JUNE 30, 2004
(Unaudited)

Earnings Per Share

     Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period plus the effect of dilutive securities, including employee stock options (using the treasury stock method). Diluted earnings per share for the quarter ended June 30, 2004 are equal to the primary earnings per share, since the inclusion of the 511,000 shares of common stock equivalents would be antidilutive.

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

     In March 2004, the FASB issued a Proposed Statement, Share Based Payments, an amendment of FASB Statements No. 123 and 95 on accounting for share-based payments, that would eliminate the ability to account for share-based payments using Accounting Standards Board Opinion No. 25, Accounting for Stock Issued to Employees, and require all such transactions to be accounted for using a fair value based method. The Proposed Statement would become effective for awards granted, modified, or settled in years beginning after December 15, 2004 and would require the recognition of compensation expense for any portion of awards granted or modified after December 15, 1994 that are not vested as of the Proposed Statement’s effective date. VistaCare has not determined the effect of adopting the Proposed Statement on its consolidated financial position, results of operations or cash flows.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
JUNE 30, 2004
(Unaudited)

2. Accrued Expenses

     A summary of accrued expenses follows (in thousands):

Accrued Expenses	June 30, 2004	December 31, 2003
Patient care expenses	$12,183	$11,932
Self-insurance health costs	2,641	3,087
Salaries and payroll taxes	5,671	3,157
Medicare cap accrual	12,915	5,915
Income taxes payable	1,927	1,926
Accrued vacation and sick leave	2,049	2,274
Accrued administrative expenses	1,820	2,030

	$39,206	$30,321

3. Income Taxes

     VistaCare’s provisions for income taxes for the six-month periods ended June 30, 2004 and June 30, 2003 reflect its estimates of the effective tax rate for the applicable full years. This estimate is re-evaluated by management each quarter based upon forecasts of income before taxes for the year. For the six-month period ended June 30, 2004, we recorded $1.8 million in income tax expense. The amount was comprised of tax at our estimated 39% effective rate expected for 2004 and an additional $0.3 million relating to taxes due in certain states in 2003 based upon a change in our assessment of the amounts due. Our effective rate of 39% differs from the statutory rate due primarily to state income taxes net of their federal income tax benefit. For the six-month period ended June 30, 2003, income tax expense was $1.3 million, which was below the statutory rate of $3.2 million due to the utilization of net operating loss carryforwards and corresponding reduction in the valuation reserve for deferred tax assets.

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

     Under the revolving line of credit, VistaCare may borrow, repay and reborrow an amount equal to the lesser of: (i) $30.0 million or (ii) 85% of the estimated net value of eligible accounts receivable. As of June 30, 2004, approximately $20 million was available for borrowing under the revolving line of credit. The maturity date of the revolving line of credit is April 30, 2005. As of June 30, 2004, there was no balance outstanding on the revolving line of credit.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
JUNE 30, 2004
(Unaudited)

     VistaCare’s revolving line of credit facility contains customary covenants including those that restrict the ability of VistaCare to incur additional indebtedness, pay dividends under certain circumstances, permit liens on property or assets, make capital expenditures, make certain investments, and prepay or redeem debt or amend certain agreements relating to outstanding indebtedness. As of June 30, 2004, VistaCare was in compliance with the terms of such covenants.

5. Dilutive Securities

     The following table presents the calculation of basic and diluted net income per common share (in thousands, except per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Numerator
Net income (loss)	$(1,751)	$3,822	$1,956	$6,646

Numerator for basic and diluted earnings (loss) per share	$(1,751)	3,822	1,956	$6,646

Denominator
Denominator for basic net income (loss) per weighted average shares	16,167	15,633	16,112	15,595
Effect of dilutive securities
Employee stock options	—	1,260	755	1,185
Common stock warrant	—	20	—	20

Denominator for diluted net income (loss) per share-adjusted weighted average shares	16,167	16,913	16,867	16,800
Net income (loss) per common share
Basic	$(0.11)	$0.24	$0.12	$0.43

Diluted	$(0.11)	$0.23	$0.12	$0.40

6. Allowances for Denials

     The allowances for denials for patient care and room and board accounts receivable are as follows (in thousands):

	Balance at		Write-offs, net of	Balance at end of
	beginning of period	Provision for Denials	recoveries	period
Year ended December 31, 2002	$4,490	$2,748	$(2,876)	$4,362
Year ended December 31, 2003	4,362	7,140	(5,452)	6,050
Six months ended June 30, 2004	6,050	4,503	(3,798)	6,755

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

Overview

     Net patient revenue increased to $48.1 million for the three months ended June 30, 2004 from $46.1 million for the three months ended June 30, 2003. However, due to Medicare cap reserve, net patient revenue for the three months ended June 30, 2004 was less than net patient revenue for the three months ended March 31, 2004 of $53.6 million and net patient revenue for the three months ended December 31, 2003 of $53.6 million. The recent decline in patient admissions, coupled with our increasing average length of stay of patients, has increased significantly our liability exposure related to the Medicare per-beneficiary cap limitation. This required us to accrue $6.2 million in the three months ended June 30, 2004 for our Medicare cap reserve, which at June 30, 2004 totaled $12.9 million. We expect that we may be required to accrue up to a similar amount in the quarter ending September 30, 2004.

     We have undertaken a number of initiatives to reduce our Medicare cap exposure. These initiatives include restructuring our sales management, increasing the size of our sales force, accelerating the development of new programs and seeking shorter length of stay patients by targeting our marketing efforts on hospital referral sources. These initiatives, the implementation of which in some cases was delayed, have increased patient care and general and administrative expenses and impacted our bottom line. We incurred a net loss of $1.8 million for the quarter ended June 30, 2004.

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

     We adjust our estimates from time to time based on our billing and collection experience and other factors. Only after a patient’s payment source has been determined, a payment source has been identified and services have been provided do we recognize net patient revenue for services that we provide to that patient.

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

     Our average length of stay was approximately 114 days and our median length of stay was 33 days for the three months ended June 30, 2004, which we believe significantly exceed the industry averages. We attribute our ability to exceed the industry averages in terms of average and medium length of stay to several factors. First, by hospice industry standards, we have a relatively high percentage of non-cancer patients, who have a higher average length of stay than cancer patients. Second, we believe that our open access philosophy and our efforts to educate referral sources about hospice care encourages earlier transfers of patients to hospice care. Finally, a significant amount of our growth in recent periods has been in rural markets where access to intensive care hospitals or other alternative sites for hospice-eligible patients is more difficult.

     The table below sets forth the percentage of our net patient revenue for the three- and six-month periods ended June 30, 2004 and 2003 derived from Medicare, Medicaid, private insurers and managed care payors:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Medicare	93.0%	93.6%	93.5%	92.6%
Medicaid	4.1%	3.6%	3.9%	3.6%
Private insurers and managed care	2.9%	2.8%	2.6%	3.8%

     Medicare, Medicaid and most private insurers and managed care providers pay for hospice care at a daily or hourly rate that varies depending on the level of care provided. The table below sets forth the percentage of our net patient revenue generated under each of the four Medicare levels of care for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Level of Care	2004	2003	2004	2003
Routine Home Care	96.2%	93.0%	95.7%	93.0%
General Inpatient Care	3.4%	6.5%	3.9%	6.4%
Continuous Home Care	0.3%	0.3%	0.3%	0.4%
Respite Inpatient Care	0.1%	0.2%	0.1%	0.2%

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

     For our patients who receive nursing home care under state Medicaid programs in states other than Arizona, Oklahoma, and South Carolina, the applicable Medicaid program pays us an amount equal to no more than 95% of the Medicaid per diem nursing home rate for room and board services furnished to the patient by the nursing home in addition to the Medicare or Medicaid routine home care per diem payment. We pay the nursing home for these room and board services at a rate between 95% and 100% of the full Medicaid per diem nursing home rate, depending on the terms of the contract between us and the nursing home. We include the difference between the amount we pay the nursing home and the amount we receive from Medicaid (net of estimated room and board reimbursement claim denials) in patient care expenses. We refer to this difference as “nursing home costs, net”. Our nursing home costs, net, were $1.6 million and $0.4 million for the three-month periods ended June 30, 2004 and June 30, 2003, respectively, and $2.6 million and $0.8 million for the six-month periods ended June 30, 2004 and June 30, 2003, respectively.

     General and administrative expenses primarily include salaries, payroll taxes, benefits and travel costs associated with our staff that is not directly involved with patient care, bonuses for all employees, marketing, office leases, and professional services.

Stock-Based Compensation

     Certain employee stock options which we granted in 2001 and 2002 have resulted in and will continue to result in stock-based compensation charges. In accordance with Accounting Principles Board Opinion No. 25 and related interpretations, if an employee stock option is granted with an exercise price which is less than the deemed fair value of the underlying stock, the difference is treated as a compensation charge that must be recognized ratably over the vesting period for the option. In addition, the vesting of a stock option granted to our Chief Executive Officer in November 2002 was accelerated in full in February 2003, resulting in $1.1 million of compensation expense, which was recognized in the first quarter of 2003. As of June 30, 2004, we had expensed a total of $0.8 million of deferred stock-based compensation relating to the foregoing options.

Capitalized Software Development Costs

     We have capitalized certain internal costs related to the development of software used in our business. We capitalize all qualifying internal costs incurred during the application development stage. Costs incurred during the preliminary project stage and post-implementation/operation stage are expensed as incurred. As of June 30, 2004, we had total capitalized software development costs, net of amortization, of approximately $5.2 million. We amortize the capitalized software development costs related to particular software over a three-year period commencing when that software is substantially complete and ready for its intended use. Approximately $3.7 million of our capitalized software development cost as of June 30, 2004 related to our new billing software, which we started to amortize in the fourth quarter of 2003.

Goodwill

     Goodwill from our 1998 and 2002 acquisitions, net of accumulated amortization, was $20.6 million as of June 30, 2004. Prior to 2002, we were amortizing the goodwill from our 1998 acquisitions over 30 years. Rules issued by the Financial Accounting Standards Board, effective beginning in 2002, require that we no longer amortize goodwill. These rules require that we analyze our goodwill for impairment annually, or more often if events or circumstances arise that indicate that the carrying value of our goodwill exceeds its fair market value. We have concluded that no basis for impairment of our goodwill existed as of June 30, 2004.

Adjusted EBITDA

     Adjusted EBITDA consists of net income (loss), excluding net interest, taxes, depreciation and amortization and stock-based compensation charges. We present adjusted EBITDA to enhance the understanding of our operating results. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles. Items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA is a key measure we use to evaluate our operations. In addition, we provide our adjusted EBITDA because we believe that investors and securities analysts will find adjusted EBITDA to be a useful measure for evaluating our cash flows from operations, for comparing our operating performance with that of similar companies that have different capital structures and for evaluating our ability to meet our future debt service, capital expenditures and working capital requirements. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted EBITDA as presented may not be comparable to other similarly titled measures of performance of other companies.

     The following table reconciles our net income (loss) to adjusted EBITDA (deficit) and also shows cash flows from operating, investing and financing activities for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands)
	(unaudited)
Net income (loss)	$(1,751)	$3,822	1,956	$6,646
Plus:
Interest income	(113)	(108)	(212)	(209)
Interest expense	19	29	49	77
Income tax expense (benefit)	(895)	944	1,807	1,330
Depreciation and amortization	955	370	1,918	714
Stock-based compensation charges	76	102	158	1,149

Adjusted EBITDA (deficit)	$(1,709)	$5,159	$5,676	$9,707

Net cash provided by operating activities	$11,204	$6,396	$20,167	$7,743
Net cash used in investing activities	$(893)	$(1,481)	$(2,066)	$(2,641)
Net cash provided by financing activities	$131	$108	$1,291	$328

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

     Recorded net patient revenue reflected reductions of $1.1 million and $1.0 million for the three-month periods ended June 30, 2004 and June 30, 2003, respectively, and $1.9 million and $1.8 million for the six-month periods ended June 30, 2004 and June 30, 2003, respectively.

Potential Adjustments to Net Patient Revenue for Exceeding the Medicare Per-Beneficiary Cap

     Our hospice programs are subject to the annual Medicare per-beneficiary cap. In effect, the per-beneficiary cap imposes a limit on the amount of payments per beneficiary that we can receive from Medicare with respect to services provided during the twelve-month period between November 1 of one year and October 31 of the following year (the “Medicare fiscal year”). Compliance is measured by calculating the total Medicare payments received under a Medicare provider number during that Medicare fiscal year with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that Medicare provider number and comparing the result with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice program or programs during the relevant period. Medicare fiscal intermediaries do not typically determine whether the per-beneficiary cap has been exceeded and make the associated assessment for at least six months after the end of the relevant period.

     We actively monitor each of our programs to determine whether they are likely to exceed the Medicare per-beneficiary cap. If we determine that the program or programs covered by a Medicare provider number are likely to exceed the cap, we attempt to institute corrective action, such as a change in patient mix or concentrate on increasing census. However, to the extent we believe our corrective action will not be successful, we estimate the amount that we could be required to repay to Medicare and accrue that amount (the “cap actual amount”) as a reduction to net patient revenue. Factors that impact our estimate include:

•	anticipated average length of stay of patients within our programs;

•	anticipated number and timing of patient admissions;

•	information regarding assessments related to prior Medicare fiscal years;

•	anticipated per-beneficiary cap amount for a given year, which amount is generally not established until the second half of Medicare’s fiscal year; and

•	our success in implementing corrective measures; and

•	enrollment of beneficiaries in our programs who may have previously elected Medicare hospice coverage through another hospice provider, thus reducing the cap amount for the applicable provider number.

     Cap accrual amount estimates are difficult to make and such estimates may change significantly from quarter to quarter. Set forth below are the cap accrual amounts for the periods indicated:

Quarter Ended:	Cap Accrual Amount
March 31, 2003	$0.4 million
June 30, 2003	$0.6 million
September 30, 2003	$0.6 million
December 31, 2003	$3.1 million
March 31, 2004	$0.8 million
June 30, 2004	$6.2 million

The cap accrual amount for the quarter ended June 30, 2004 reflects, in part, the decline in patient admissions over the last several quarters coupled with increasing average patient length of stay. To understand the sensitivity of patient admissions to cap exposure, consider that the admission of 71 patients on September 15 of a given year would yield a cap credit for that year of at least $1 million, even if those patients were not discharged until after October 31, the end of the Medicare fiscal year.

     We have recently undertaken a number of actions to increase patient admissions and thereby reduce our cap exposure. Those actions include restructuring our sales management, increasing the size of our sales force, accelerating the development of new programs and seeking shorter length of stay patients by targeting our marketing efforts on hospital referral sources.

     Our reserve for Medicare cap liability was $12.9 million at June 30, 2004, as compared to $5.9 million at December 31, 2003. These liability balances included current year and prior year estimates not yet assessed and paid. As of August 1, 2004, we had been assessed a total of $0.4 million in respect of cap liability for the Medicare fiscal year ended October 31, 2003. While we believe that our current reserve for Medicare cap liability is adequate, it is possible that our current reserve is not adequate. We are waiting for assessments from several other locations which comprise a larger portion of our estimated liability.

Estimate of Patient Care Expenses

     We are required to make certain significant judgments regarding patient care expenses. In any given financial reporting period we purchase goods and services from a large number of vendors. Many of such purchases involve relatively small amounts individually. Accordingly, we are required to a certain extent to estimate the amount of those expenses. In making such estimates we take into account, among other things, our experience with those expenses as a percentage of net patient revenue given the level of care, the information we actually have available to us from patient care expense logs, and the value of vendor invoices we have received in relation to the time period for which patient care expenses are being determined. Our accrual for patient care expenses was $12.2 million as of June 30, 2004.

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

     In the event we determine that the value of our goodwill has become impaired, we are required to write down the value of the goodwill to its fair market value on our balance sheets and to reflect the extent of the impairment as an expense on our statements of operations. We have determined that no impairment of goodwill existed as of June 30, 2004.

Results of Operations

     The following table sets forth selected consolidated financial information as a percentage of net patient revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net patient revenue	100%	100%	100%	100%
Operating expenses:
Patient care:
Salaries, benefits and payroll taxes	47.2%	40.6%	43.3%	39.3%
Pharmaceuticals	5.7%	6.0%	5.3%	6.0%
Durable medical equipment and supplies	5.8%	4.6%	5.2%	4.6%
Other (including inpatient arrangements, nursing home costs, net, purchased services and travel)	10.4%	9.0%	9.4%	8.9%

Total patient care	69.1%	60.2%	63.2%	58.8%
General and administrative (exclusive of stock-based compensation charges reported below):
Salaries, benefits and payroll taxes	20.7%	15.5%	18.7%	15.4%
Office leases	2.6%	2.0%	2.4%	2.1%
Other (including severance, travel, marketing and charitable contributions)	11.2%	11.1%	10.1%	12.6%

Total general and administrative	34.5%	28.6%	31.2%	30.1%

Depreciation and amortization	1.9%	0.8%	1.8%	0.8%
Stock-based compensation	0.2%	0.2%	0.2%	1.3%
Operating income (loss)	-5.7%	10.2%	3.6%	9.0%
Non-operating income	0.2%	0.1%	0.1%	0.1%
Income tax expense (benefit)	-1.9%	2.0%	1.8%	1.6%
Net income (loss)	-3.6%	8.3%	1.9%	1.9%
Adjusted EBITDA (deficit)(1)	-3.6%	11.2%	5.6%	11.0%

(1)	Adjusted EBITDA consists of net income (loss), excluding net interest, taxes, depreciation and amortization and stock-based compensation charges. We present adjusted EBITDA to enhance the understanding of our operating results. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles. Items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA is a key measure we use to evaluate our operations. In addition, we provide our adjusted EBITDA because we believe that investors and securities analysts will find adjusted EBITDA to be a useful measure for evaluating our cash flows from operations, for comparing our operating performance with that of similar companies that have different capital structures and for evaluating our ability to meet our future debt service, capital expenditures and working capital requirements. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, adjusted EBITDA as presented may not be comparable to other similarly titled measures of performance of other companies.

Three and Six Months Ended June 30, 2004, Compared to Three and Six Months Ended June 30, 2003

     Net Patient Revenue

     Net patient revenue increased $2.0 million, or 4.0%, to $48.1 million for the three months ended June 30, 2004 from $46.1 million for the three months ended June 30, 2003. Net patient revenue increased $13.7 million, or 15.6%, to 101.7 million for the six months ended June 30, 2004 from $88.1 million for the six months ended June 30, 2003. These increases were due to:

•	increases in billable patient days, which increased to 474,631 for the three months ended June 30, 2004 from 415,623 for the three months ended June 30, 2003, and increased to 942,729 for the six months ended June 30, 2004 from 786,876 for the six months ended June 30, 2003, and

•	the 3.4% Medicare reimbursement rate increase effective October 1, 2003,

     These increases were offset by increases in the Medicare cap accrual amount to $6.2 million for the three months ended June 30, 2004 from $0.6 million for the three months ended June 30, 2003 and to $7.0 million for the six months ended June 30, 2004 from $1.0 million for the six months ended June 30, 2003.

     Net patient revenue per day of care decreased to approximately $102 for the three months ended June 30, 2004 from approximately $111 for the three months ended June 30, 2003. Net patient revenue per day of care decreased to approximately $109 for the six months ended June 30, 2004 from approximately $112 for the six months ended June 30, 2003. These decreases were primarily due to the increase in the Medicare cap accrual in the three months ended June 30, 2004 and a lower mix of general inpatient care patients, partially offset by the October 1, 2003 Medicare reimbursement rate increase.

     Our average daily census of patients increased 14.2% to 5,216 for the three months ended June 30, 2004 from 4,569 for the three months ended June 30, 2003. This increase was attributable to an increase in the average length of stay to 114 days for the three months ended June 30, 2004 from 88 days for the three months ended June 30, 2003, partially offset by a decline in patient admissions. We believe that at 114 days our average length of stay is significantly higher than the industry average and is due in part to our relatively high mix of non-cancer patients, by hospice industry standards, though in line with total cancer deaths in the country. Such patients generally have a higher average length of stay than cancer patients.

     The table below shows the number of our patient admissions for the periods indicated:

Quarter ending:	Number of Admissions:
March 31, 2003	3,734
June 30, 2003	3,919
September 30, 2003	3,995
December 31, 2003	4,031
March 31, 2004	3,842
June 30, 2004	3,754

     The decline in patient admissions in recent quarters has adversely impacted net patient revenue, which decreased 10.1% from $53.5 million for the three months ended March 31, 2004 to $48.1 million for the three months ended June 30, 2004. Net patient revenue decreased 1.8% from $103.6 million for the six months ended December 31, 2003 to $101.7 million for the six months ended June 30, 2004. The decline in patient admissions has been attributable to changes in our program directors, higher than anticipated turnover among our marketing and sales personnel, market saturation by some of our programs in rural areas, and increased competition for patients from other hospice service providers. Such decline also reflects a shift in our marketing priorities in some of our programs impacted by the Medicare per-beneficiary cap. In those programs we have been de-emphasizing community marketing initiatives in favor of developing hospital-based referral sources in an effort to reduce patient length of stays and potential Medicare per-beneficiary cap exposure. Marketing programs focused on hospital-based referral sources typically require more time to generate patient admissions than community marketing efforts.

     Patient Care Expenses

     As a result of average daily census increase, patient care expenses increased $5.5 million, or 19.9%, to $33.2 million for the three months ended June 30, 2004, from $27.7 million for the three months ended June 30, 2003. Of this increase, $4.1 million was attributable to increased salaries, benefits, payroll taxes and travel costs of hospice care providers, which increased as a result of the hiring of additional nurses, social workers and chaplains to accommodate actual and anticipated patient care growth, increased employee health insurance costs and the annual wage increase for all employees effective April 1, 2004 and new program costs. This increase in patient care expenses was also due to a $0.6 million increase in durable medical equipment expense and a $0.4 million increase in nursing homes costs, net. Patient care expenses increased $12.5 million, or 24.9%, to $64.3 million for the six months ended June 30, 2004 from $51.8 million for the six months ended June 30, 2003. Of this increase, $9.5 million was attributable to increased salaries, benefits, payroll taxes and travel costs of hospice care providers, and the balance was due to an increase in durable medical equipment expense and nursing home costs, net.

     As a percentage of net patient revenue, patient care expenses increased to 69.1% for the three months ended June 30, 2004 from 60.2% for the three months ended June 30, 2003 and increased to 63.2% for the six months ended June 30, 2004 from 58.8% for the six months ended June 30, 2003. These increases were primarily due to the increases in salaries, benefits and payroll cost of hospice care providers and, to a lesser extent, the increases in durable medical equipment and supplies expense and nursing homes costs, net. The increase to patient care expenses as a percent of net patient revenue was the result of these expenses, combined with the reduction to net patient revenue due to the Medicare cap accrued.

     General and Administrative Expenses (Exclusive of Stock-Based Compensation)

     General and administrative expenses increased $3.5 million, or 26.7%, to $16.6 million for the three months ended June 30, 2004 from $13.1 million for the three months ended June 30, 2003. As a percentage of net patient revenue, general and administrative expenses increased to 34.5% for the three months ended June 30, 2004 from 28.1% for the three months ended June 30, 2003.

     General and administrative expenses increased $4.7 million, or 17.4%, to $31.7 million for the six months ended June 30, 2004 from $27.0 million for the six months ended June 30, 2003. As a percentage of net patient revenue, general and administrative expenses increased to 31.2% for the six months ended June 30, 2004 from 30.7% for the six months ended June 30, 2003.

     Of the increase in general and administrative expenses from the three months ended June 30, 2003 to the three months ended June 30, 2004, $2.5 million was due to an increase in salaries, benefits and payroll taxes associated with our staff not directly involved with patient care, which resulted from the hiring of additional marketing personnel and the 4% employee wage increase effective April 1, 2004. The remainder of the increase was due to increased office leasing costs associated with our new corporate headquarters and new program sites. Of the increase in general and administrative expenses from the six months ended June 30, 2003 to the six months ended June 30, 2004, $4.8 million was due to the increase in salaries, benefits and payroll taxes associated with our staff not directly involved with patient care, with the remainder being primarily due to increased office leasing costs. The increase in general and administrative expenses as a percentage of net patient revenue was the result of these expenses, combined with the reduction to net patient revenue due the Medicare cap accrual.

     Depreciation and Amortization

     Depreciation and amortization expense increased $0.6 million to $1.0 million for the three months ended June 30, 2004 from $0.4 million for the three months ended June 30, 2003. Depreciation and amortization expense increased $1.2 million to $1.9 million for the six months ended June 30, 2004 from $0.7 million for the six months ended June 30, 2004. The increases were primarily due to the $3.7 million of capitalized software development costs associated with our new billing system which was completed in the fourth quarter of 2003, which we began to amortize in the fourth quarter of 2003.

     Stock-Based Compensation

     Stock-based compensation expense was approximately $0.1 million for each of the three-month periods ended June 30, 2003 and 2004. Stock-based compensation expense for the six months ended June 30, 2004 was $0.2 million, compared to $1.1 million for the six months ended June 30, 2003. Of the $1.1 million of stock based compensation expense we incurred in the six months ended June 30, 2003, $1.0 million related to the acceleration of vesting of a stock option.

     Income Tax

     For the three months ended June 30, 2004, we recorded $0.9 million of income tax benefit in connection with our net loss for that period. The amount was comprised of a tax benefit at our estimated 39% effective rate expected for 2004 and $0.3 million relating to additional taxes due in certain states in 2003 based upon a change in our assessment of the amounts due. Our effective rate of 39% differs from the statutory rate due primarily to additional state income taxes net of their federal income tax benefit. For the three month period ended March 31, 2003, income tax expense was $0.4 million, which was below the statutory rate due to the utilization of net operating loss carryforwards and corresponding reduction in the valuation reserve for deferred tax assets.

Liquidity and Capital Resources

     Our principal liquidity requirements have been for working capital and capital expenditures. We have financed these requirements primarily with cash flow from operations. In December 2002, we completed our initial public offering of common stock in which we raised net proceeds of $48.1 million. As of June 30, 2004, we had cash and cash equivalents of $66.6 million, working capital of approximately $63.7 million and the ability to borrow an additional $20.0 million under our revolving credit facility described below.

     Net cash provided by operating activities for the six months ended June 30, 2004 was $20.2 million, compared to $7.7 million for the six months ended June 30, 2003. This increase resulted from overall profitability, improved collections of patients accounts receivable and an increase in the Medicare cap accrual.

     Net cash used in investing activities was $2.1 million for the six months ended June 30, 2004 and related primarily to continued investment in internally developed software and its implementation, as well as the purchase of office equipment for new programs being developed and our headquarter offices.

Net cash provided by financing activities was $1.3 million for the six months ended June 30, 2004 and resulted from the exercise of employee stock options.

     We currently maintain a revolving line of credit with Healthcare Business Credit Corporation, or HBCC, under which we may borrow, repay and re-borrow from time to time up to $30 million, based on the amount of our eligible accounts receivable. As of June 30, 2004, there were no borrowings under this facility and there was $20 million available for borrowing.

     Advances under the HBCC revolving line of credit bear interest at an annual rate equal to, at our option, either the “prime rate” in effect from time to time, as reported in the “Money Rates” section of the Wall Street Journal, plus 1.5%, or the one-month London Interbank Borrowing Rate in effect from time to time, plus 3.0%. The applicable interest rate increases by 3.5% if there is an event of default. Accrued interest is due and payable weekly on advances under the revolving line of credit bearing interest at the prime rate. Accrued interest on advances bearing interest at the London Interbank Offering Rate is due and payable on the last business day of the month. The maturity date for the revolving line of credit is April 30, 2005. As of June 30, 2004, the effective interest rate for borrowings under this facility was 4.37% per annum.

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

     Our hospice programs are subject to the annual Medicare per-beneficiary cap. If we are found by Medicare to have exceeded the per-beneficiary cap, Medicare will require that we make restitution for payments made to us in excess of the per-beneficiary cap. We were required to repay Medicare $0.6 million in 2000 and $1.0 million in 2001 for exceeding the per-beneficiary cap. As of August 1, 2004, we had been assessed $0.4 million for one site for exceeding the per-beneficiary cap for the twelve month period that began on November 1, 2002. We maintain a reserve for Medicare cap liability, which at June 30, 2004 totalled $12.9 million. This reserve amount is expected to increase in the future.

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

     In March 2004, the FASB issued a Proposed Statement Share Based Payments an amendment of FASB Statements No. 123 and 95 on accounting for share-based payments that would eliminate the ability to account for share-based payments using Accounting Standards Board Opinion No. 25, Accounting for Stock Issued to Employees, and require all such transactions to be accounted for using a fair value based method. The Proposed Statement would become effective for awards granted, modified, or settled in years beginning after December 15, 2004 and would require the recognition of compensation expense for any portion of awards granted or modified after December 15, 1994 that are not vested as of the Proposed Statement’s effective date. We have not determined the effect of adopting the Proposed Statement on our consolidated financial position, results of operations or cash flows.

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

     Approximately 97% of our net patient revenue for the six months ended June 30, 2004 consisted of payments from Medicare and Medicaid programs. Because we generally receive fixed payments for our hospice care services based on the level of care provided to our hospice patients, we are at risk for the cost of services provided to our hospice patients. We cannot assure you that Medicare and Medicaid will continue to pay for hospice care in the same manner or in the same amount that they currently do. Reductions in amounts paid by government programs for our services or changes in methods or regulations governing payments, which would likely result in similar changes by private third-party payors, could adversely affect our net patient revenue, profitability and cash flow.

Our profitability may be adversely affected by limitations on Medicare payments.

     Medicare payments for hospice services are subject to an annual per-beneficiary cap, which for the twelve months ended October 31, 2003 was $18,661. Compliance with the cap is measured by calculating the annual Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that provider number between November 1 of each year and October 31 of the following year and comparing the result with the product of the per-beneficiary cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that program or programs during that year. We reflected as a reduction to net patient revenue approximately $7 million in the six-month period ended June 30, 2004 and $1 million in the six-month period ended June 30, 2003, as a result of estimated reimbursements in excess of the per-beneficiary cap in those periods. Our ability to comply with this limitation depends on a number of factors relating to the hospice program or programs under a given Medicare provider number, including the amount and timing of patient admissions, the average length of stay and the mix in level of care. Our profitability, net patient revenue and cash flow may be adversely affected if, in the future, we are unable to comply with this and other Medicare payment limitations.

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

     Although we recorded net income of $15.2 million for the year ended December 31, 2003, and $2.0 million for the six months ended June 30, 2004, we recorded a $1.8 million loss in the second quarter of 2004 and had an accumulated deficit of $12.4 million at June 30, 2004. We cannot assure you that we will operate profitably in the future. In addition, we may experience significant quarter-to-quarter variations in operating results. We are pursuing a growth strategy focused primarily on same-store growth but also involving the development of new programs and acquisitions. Our growth strategy may involve, among other things, increased marketing expenses, significant cash expenditures, debt incurrence and other expenses that could negatively impact our profitability on a quarterly and an annual basis. Our net patient revenue could be adversely impacted by a number of factors, in particular, reductions in Medicare payment rates, the medicare cap accrual and patient lengths of stay, which may not be within our control.

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

Investor confidence and share value may be adversely impacted if there are adverse findings by us or our independent auditors the adequacy of our internal controls over financial reporting as of December 31, 2004, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

     The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in its annual reports on Form 10-K that contain an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the company’s independent auditors must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement will first apply to our Annual Report on Form 10-K for the fiscal year ending December 31, 2004. Although we intend to diligently and vigorously review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements, if our independent auditors report identify deficiencies with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent auditors interpret the requirements, rules or regulations differently from us, then they may not agree with management’s assessment. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

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

     Approximately 69% of hospice programs in the United States are not-for-profit programs. Accordingly, it is likely that a substantial number of acquisition opportunities will involve hospice programs operated by not-for-profit entities. In recent years, several states have increased review and oversight of transactions involving the sale of healthcare facilities by not-for-profit entities. Although the level of oversight varies from state to state, the current trend is to provide for increased governmental review, and in some cases approval, of transactions in which a not-for-profit entity sells a healthcare facility or business to a for profit entity. This increased scrutiny may increase the difficulty of completing or prevent the completion of acquisitions in some states in the future.

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

     Some of our current and potential competitors have or may obtain significantly greater financial and marketing resources than we have or may obtain. Various healthcare companies have diversified into the hospice market. Relatively few regulatory barriers to entry exist in our local markets. Accordingly, other companies, including hospitals and other healthcare organizations that are not currently providing hospice care, may expand their services to include hospice care. We may encounter increased competition in the future that could negatively impact patient referrals to us, limit our ability to maintain or increase our market position and adversely affect our profitability.

A significant reduction in the carrying value of our goodwill could have a material adverse effect on our profitability.

     A substantial portion of our total assets consists of intangible assets, primarily goodwill. Goodwill, net of accumulated amortization, accounted for approximately 15.1% of our total assets as of June 30, 2004. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As a result, we no longer amortize goodwill and indefinite lived intangible assets. Instead, we review them at least annually to determine whether they have become impaired. If they have become impaired, we charge the impairment as an expense in the period in which the impairment occurred. Any event which results in the significant impairment of our goodwill, such as closure of a hospice program or sustained operating losses, could have a material adverse effect on our profitability.

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

     As of June 30, 2004, our capitalized software development costs, net of amortization, was approximately $5.2 million, most of which amount related to the development of CareNation, our proprietary software platform, and related application modules. If one or more of the application modules do not function as anticipated, we may be required to write off a significant amount of capitalized software development costs and we may experience significant disruptions in our operations, all of which could have a material adverse effect on our profitability. In addition, the costs associated with training our employees to use these new applications effectively and errors arising from being unfamiliar with the new applications could have a material adverse effect on our operations and profitability.

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

Item 4. Controls and Procedures.

     (a) Evaluation of Disclosure Controls and Procedures.

     Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of our disclosure controls and procedures (as defined in

Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2004. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

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

     (a) Modification of Rights of Registered Securities. None.

     (b) Limitation of Rights of Registered Securities. None.

     (c) Sales of Unregistered Securities. None.

     (d) Use of Proceeds from Registered Securities.

     On December 23, 2002, we completed an initial public offering of shares of our Class A common stock. The shares were registered under the Securities Act of 1933 on a registration statement on Form S-1 (Registration No. 333-98033), which was declared effective by the Securities and Exchange Commission on December 17, 2002. Our net proceeds from the offering were $48.1 million, none of which were used in the quarter ended June 30, 2004.

     (e) Repurchases of Securities.

     We did not repurchase any of our securities during the quarter ended June 30, 2004.

     (f) Restrictions Upon the Payment of Dividends.

     We are prohibited under our credit facility from paying any cash dividends if there is a default under the facility or if the payment of any cash dividends would result in default.

Item 3. Defaults Upon Senior Securities.

     None

Item 4.	Submission of Matters to a Vote of Security Holders.

     We held our annual meeting of stockholders on May 18, 2004. At the annual meeting, the stockholders voted on the following proposals:

1.	To elect two directors of the company to terms expiring in 2007. Each nominee was elected by a vote of the stockholders as follows:

	Affirmative Votes	Votes Withheld
Perry G. Fine, M.D.	14,977,641	40,530
William J. McBride	14,939,285	78,886

In addition, the terms of Messrs. David W. Faeder, Pete A. Klisares, Ronald A. Matricaria and Richard R. Slager and Ms. Geneva Bolton Johnson continued after the meeting.

2.	To ratify the selection of Ernst & Young LLP as the Company’s independent accountant for the year ending December 31, 2004. The proposal was approved by a vote of stockholders as follows:

For	14,822,514
Against	188,060
Abstain	7,597
Broker Non-Vote	0

3.	To approve an amendment and restatement of the VistaCare, Inc. 1998 Stock Option Plan, primarily for the purposes of (i) increasing the number of shares issuable under the plan from 3,200,000 to 4,000,000, (ii) permitting the grant of restricted stock awards in addition to stock options and (iii) expressly providing that re-pricing of outstanding stock options may not be accomplished without stockholder consent. The proposal was approved by a vote of stockholders as follows:

For	6,304,940
Against	2,003,559
Abstain	28,258
Broker Non-Vote	6,681,414

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits:

     The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this report.

     (b) Reports on Form 8-K:

     On May 11, 2004, we furnished a Current Report on Form 8-K under Item 12 (i) containing a press release dated May 6, 2004 announcing our financial results for the period ended March 31, 2004 and (ii) making reference to certain statements made during a live conference call that we held on May 7, 2004. The press release contained our consolidated balance sheets as of December 31, 2003 and March 31, 2004 and our statements of liabilities and stockholders’ equity, statements of operations and statements of cash flows for the three-month periods ended March 31, 2004, in each case without footnotes.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTACARE, INC.
	By:	/s/ Richard R. Slager
Date: August 9, 2004		Richard R. Slager
President and Chief Executive Officer (principal executive officer)

	By:	/s/ Mark E. Liebner
Date: August 9, 2004		Mark E. Liebner
Chief Financial Officer (principal financial officer and chief accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.40	Management Agreement dated May 17, 2004 by and between VistaCare, Inc. and Ronald F. Watson
10.41	Management Agreement dated May 17, 2004 by and between VistaCare, Inc. and Kris Jamsa
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer