Form 10-K
period 2004-01-01
VISTACARE, INC.
filed 2004-12-14
CIK 787030

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
or

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2004 to September 30, 2004

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

Class A Common Stock, $0.01 par value per share
Preferred Share Purchase Rights

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

          The aggregate market value of the Registrant’s Class A Common Stock, held by non-affiliates, based on the closing price (as reported by Nasdaq) of such Class A Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2004) was approximately $298,874,076.

          As of November 30, 2004, there were outstanding 16,210,932 shares of the Registrant’s Class A Common Stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement for the Registrant’s 2005 Annual Meeting of Stockholders are incorporated herein by reference in Item 5 of Part II and in Part III of this Form 10-K to the extend stated herein.

PART I

Item 1.	Business

      On August 10, 2004, VistaCare’s Board of Directors changed the Company’s fiscal year end from December 31 to September 30. The nine-month results now being reported by the Company relate to the transitional fiscal period ended September 30, 2004.

Overview of Our Business

      We are a leading provider of hospice services in the United States. Through interdisciplinary teams of physicians, nurses, home health aides, social workers, spiritual and other counselors and volunteers, we provide care primarily designed to reduce pain and enhance the quality of life of terminally ill patients, most commonly in their home or other residence of choice. Our mission is to provide superior and financially responsible care for the physical, spiritual and emotional needs of our patients and their families, while maintaining a supportive environment for our employees.

      We have grown rapidly since commencing operations in 1995. By the end of 1997, our operations consisted of seven programs in four states. In 1998, we completed two significant acquisitions that increased our census from approximately 350 patients to approximately 1,750 patients. Since then, we have more than tripled our patient census primarily through same-store growth. As of September 30, 2004, we had 45 hospice programs serving patients in 14 states with a census of approximately 5,300 patients.

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

Availability of SEC Reports and Our Code of Ethics

      We maintain a website with the address www.vistacare.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Transition Report on Form 10-K. We make available free of charge through our website our Transition Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. Information relating to our corporate governance, including our Code of Conduct for our employees, officers and directors and information concerning Board Committees, including Committee Charters, is also available on our Website at www.vistacare.com under the “Investor Relations — Corporate Governance” captions. We will provide any of the foregoing information free of charge upon written request to Investor Relations, VistaCare, Inc., 4800 North Scottsdale Road, Suite 5000, Scottsdale, Arizona 85251. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Securities Exchange Act of 1934 are also available through our web site under the “Investor Relations — Corporate Governance — Click Here for Section 16 Filings” captions.

Overview of the Hospice Care Industry

Development of the Industry

      Over the past century, care for terminally ill patients in the United States focused primarily on curative treatment, with only secondary regard for patient comfort and immediate quality of life concerns. The 1960s and 1970s saw the emergence of a grass roots movement in the United States that advocated a shift in attitude from strictly providing curative care for terminally ill patients to providing a greater degree of physical, emotional and spiritual comfort and care for patients and their families at the end-of-life. Hospice programs provide these services. According to the National Hospice and Palliative Care Organization (NHPCO) since the 1970s, hospice care in the United States has grown into a multi-billion dollar industry that served approximately 950,000 patients in 2003 through more than 3,200 hospice care programs in the United States and its territories. (Source: NHPCO Facts & Figures)

Funding Hospice Care: Medicare, Medicaid and Other Sources

      Today, Medicare is the largest payor for hospice services. To receive Medicare payment for hospice services, the hospice medical director and, if the patient has one, the patient’s attending physician, must certify that the patient has a life expectancy of six months or less if the illness runs its normal course. Hospice care is also covered by most private insurance plans, and 45 states and the District of Columbia provide hospice coverage to their Medicaid beneficiaries. The NHPCO reports that in 2003, at the time of admission, approximately 81% of hospice patients claimed Medicare as their payment source, 11% private insurance, 5% Medicaid, 3% alternative sources and 1% self-pay.

      Medicare has provided benefits for hospice care since 1983. According to the Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration), or CMS, between 1984 and 2003, the number of hospice programs certified by Medicare increased from 31 to 2,454. In addition, CMS estimates that Medicare hospice expenditures will reach $5.9 billion in 2003.

      The Medicare hospice benefit covers four distinct levels of care, each of which is subject to a different per diem reimbursement rate. The table below sets forth a brief description of each of the four levels of care and the base Medicare per diem reimbursement rates in effect for the periods indicated:

		Base Medicare Per Diem
		Reimbursement Rates

		October 1, 2003	October 1, 2002
		through	through
Level of Care	Care Description	September 30, 2004	September 30, 2003

Routine Home Care	Provided through visits by members of the interdisciplinary team to the patient’s home or other residence	$118.08	$114.02
General Inpatient Care	Provided in a hospital or other inpatient facility when pain or other symptoms cannot be managed effectively in a home setting	$525.28	$508.01
Continuous Home Care	Provided in the patient’s home or other residence to manage acute pain or other medical symptoms for a minimum of eight hours per day, with nursing care accounting for at least half of the care provided	$689.18	$666.52
Respite Inpatient Care	Provided for up to five days in a hospital or other inpatient facility to relieve the patient’s family or other caregivers	$122.15	$118.13

      These reimbursement rates are Medicare’s base rates and vary from region to region depending on local salary levels. In 2003, routine home care services accounted for 95.5% of all Medicare hospice days while general inpatient care services, continuous home care services and respite inpatient care services accounted for 3.4%, 0.9%, and 0.2% of Medicare hospice days, respectively. Effective each October 1, and occasionally at other times, Medicare establishes new base hospice care reimbursement rates. The table below sets forth the Medicare hospice base rate increases since October 1, 1999:

Percentage Increase in
Effective Date of Rate Increase	Medicare Hospice Base Rates

October 1, 1999	1.9%
October 1, 2000	2.9%
April 1, 2001	5.0%
October 1, 2001	3.2%
October 1, 2002	3.4%
October 1, 2003	3.4%
October 1, 2004	3.3%

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

Market Opportunity

      We believe the hospice care industry is poised for substantial growth over the next several years due to the following factors:

      Awareness and Acceptance of Hospice Care Services is Expanding. Over the past several years, there has been expanding awareness and acceptance of hospice care evidenced by:

•	according to the NHPCO, between 1992 and 2003 the number of patients receiving hospice care increased from approximately 246,000 to approximately 950,000 annually;

•	according to CMS’s Office of the Actuary, projected spending will grow from $3.5 billion in 2001 to $5.9 billion in 2003, a 30 percent annual increase;

•	although hospice care has been traditionally associated with end-stage cancer patients, Medicare records from 1992 to 1998 show a 338% increase in the number of Medicare beneficiaries using the Medicare hospice benefit for conditions other than cancer;

•	according to CMS, the number of Medicare certified hospice programs increased by 93% between 1992 and 2003; and

•	a significant percentage of commercial insurers now provide coverage for hospice care services.

      Hospice Care Provides Significant Cost Savings Over Traditional Care. Recent estimates by CMS have concluded that the cost of care for hospice patients is substantially less than the cost of care for similarly situated patients receiving traditional medical services, often in high acuity settings such as hospitals. Reasons for those cost savings include:

•	hospice care patients in long-term care facilities are hospitalized fewer days in their last month of life than long-term care facility residents not enrolled in hospice programs, according to a March 2000 report commissioned by the United States Department of Health and Human Services (HHS).

•	hospice care patients are often transitioned from expensive treatments, such as chemotherapy and radiation, to less expensive forms of palliative care; and

•	hospice care patients generally require less emergency care, which typically involves costly transportation, paramedics, emergency room and other charges.

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

Industry Consolidation and Government Initiatives

      In addition to favorable industry growth conditions, we believe that consolidation in the hospice care industry will provide opportunities for us to grow our business. Based on industry data published in the MedPAC (Medicare Payment Advisory Commission) June 2004 report to Congress, approximately 56% of existing hospice in 2003 were local, not-for-profit hospice programs. For-profit ownership was 36%, totaling 883 hospice facilities, an increase of approximately 25% since 2001. Demanding market conditions are making it difficult for smaller providers to offer cost-effective, quality care. We believe that the fragmented hospice care industry is poised for consolidation and that large, well-managed hospice providers are best positioned to affiliate with or acquire smaller hospice care providers.

      Notwithstanding the recent increase in awareness and acceptance of hospice care, we believe that most Americans still lack a basic understanding of the benefits that hospice care offers and are unaware that Medicare, Medicaid and private insurers provide coverage for hospice care. In an effort to increase awareness and acceptance, medical societies, patient advocacy groups, private foundations and the hospice care industry have all undertaken campaigns in recent years to educate physicians and the public about the benefits of hospice care. In March 2003, CMS published an article urging physicians to raise awareness of hospice care among their patients and to recommend hospice care to qualified beneficiaries.

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

      We Have Implemented a Highly Effective Pharmacy Cost Control System. Pharmaceuticals represent our second largest category of patient care expenses. To manage those expenses, we have developed and implemented a comprehensive pharmacy cost management system. Using this system, in 2003 and 2004 we were able to achieve an average daily pharmacy cost per patient that is significantly lower than the industry average. Our pharmacy cost management system involves:

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

      In addition to ongoing efforts to refine our existing applications, we are in the process of developing additional applications. During the quarter ended December 31, 2003, we introduced a new HIPAA compliant billing program for Medicare and commercial Claims processing, installed an Oracle human resource administration software system and upgraded our Oracle financial software to Version 11i. In the quarter ended September 30, 2004, we incorporated a Medicaid claims processing component to the billing program. We expect to be able to deploy our existing and new technologies rapidly in hospice programs that we develop or acquire in the future. We intend to continue to invest in our technology infrastructure to streamline our decision making and drive efficiencies in our operations, while providing further support and functionality to our care providers. In the future, we may consider commercializing these technologies.

      We Provide “Open Access” to Hospice-Eligible Patients. Our service philosophy is to provide hospice care to all adult patients who are eligible to receive hospice care under Medicare guidelines, regardless of the complexity of their illness. We call this philosophy “open access”. In a May 2002 report to Congress, MedPAC concluded that many patients who meet Medicare hospice eligibility requirements currently have problems accessing hospice care because of restrictive admission criteria on the part of some hospice care providers. Operating with an open access philosophy enables us to remove these barriers to hospice care access and to achieve important competitive advantages, including:

•	Strong relationships with our referral sources. We believe that our open access service philosophy helps us build strong relationships with our referral sources because we will accept all hospice-eligible adult patients they refer to us.

•	Greater utilization of our services, resulting in lower direct care costs. Patient care expenses are generally higher during the initial and latter days of care. In the initial days of care, expenses tend to be higher because of the initial purchases of pharmaceuticals, medical equipment and supplies and the administrative costs of determining the patient’s hospice eligibility, registering the patient and organizing the plan of care. In the latter days of care, expenses tend to be higher because patients generally require more services, especially pharmaceuticals and nursing care, due to their deteriorating medical condition. Therefore, when we increase the number of days a patient stays in our care, we increase the number of lower cost days over which our costs are spread. Our open access philosophy involves a commitment on the part of all our staff to encourage patients to use our services, and referral sources to refer patients, at the earliest stage of hospice eligibility. We believe this philosophy has contributed to our transitional nine month period 2004 average length of stay of approximately 118 days per patient, which we believe to be above the industry average.

      We Have an Experienced Management Team. We have assembled a management team at both the corporate and program level with the financial, regulatory and operating experience to grow our company. Our corporate executive officers, most of whom have been with us since January 1, 2001, have significant experience operating publicly traded healthcare companies and growing businesses both organically and through acquisitions.

Our Business Strategy

      We intend to enhance our position as a market leader in the hospice care industry by pursuing the following strategies:

Continue to Drive Same-Store Census Growth

      An important aspect of our growth strategy involves increasing patient census within our existing programs. Since the end of 1998, following the completion of our last material acquisition, through September 30, 2004, we grew our “same-store” patient census by approximately 231%, from 1,579 to 5,219 patients. We intend to continue to increase our same-store growth by:

•	Continuing to provide superior quality of care. We have driven our same-store growth to date largely through “word of mouth” recommendations based on the quality of our care. Consistent with our mission, we will continue to focus our efforts on providing superior care to our patients and their families.

•	Building relationships that enhance our presence in local markets. We intend to increase our presence in local markets by fostering relationships with physicians, discharge planners, local faith-based and other community organizations and their leaders, and by providing educational workshops on hospice care and other end-of-life issues.

•	Focusing on our formal marketing initiatives. We continue to focus on our company-wide marketing program on expanding awareness and acceptance of hospice care and increasing our market share. Our same-store census has grown 132%, from 2,245 patients as of September 1, 2000 to 5,219 patients as of September 30, 2004. We believe that a continued commitment to these initiatives will help us to continue growing.

•	Building relationships with national and regional nursing homes, assisted living facilities and managed care organizations. By building relationships with nursing home chains, assisted living providers, and managed care organizations, we hope to develop steady referral sources, that have the ability to provide multiple referrals on an on-going basis.

Expand Through Strategic Acquisitions and New Program Development

      We intend to expand our services in existing and new markets. Factors we consider when examining expansion opportunities include the following:

•	hospice utilization and the number of eligible beneficiaries in the community who are not receiving hospice care;

•	proximity to our existing programs and our ability to leverage our local resources through regional density;

•	existing competition;

•	the potential profitability of the target hospice program; and

•	the regulatory environment.

      After we identify a market that fits our criteria for expansion, we may choose to develop or acquire a new hospice program or enter into a strategic alliance with an existing hospice program. If a potential new market is located within the geographical coverage area of an existing program’s Medicare provider certification, we may begin a “LeapFrog” site. Because small, non-urban, not-for-profit hospice providers dominate the United States hospice care industry, and because demanding market conditions have made it more difficult for small providers to offer cost-effective quality care, we believe that there will be opportunities for us to acquire or enter into strategic alliances with existing programs. We believe that because of the quality of our care, our management capabilities and our dedication to open access, smaller hospice programs, including not-for-profit providers, may look favorably on combining their operations with ours.

      In markets where there are no suitable acquisition or strategic alliance opportunities, we may develop a new program. When we develop a new program, we first deploy a small staff and acquire necessary office space, contracts and begin to develop referral sources. We acquire appropriate licensure, admit a small number of patients and request a Medicare certification survey. Following Medicare certification, we employ recruiting, training, community education and marketing efforts to build census.

Build Market Share

      Hospice care usage by Medicare beneficiaries in non-urban areas has increased dramatically in recent years. A significant portion of our current business involves providing care in these areas. We plan to continue to focus on building market share in both the urban and the non-urban markets in which we currently operate and in new non-urban markets on the outskirts of major metropolitan areas. We find these markets particularly attractive because:

•	we tend to encounter less competition from larger healthcare institutions devoted to aggressive curative care; and

•	we are able to develop a dominant market share by quickly building relationships and brand identity with local referral sources.

•	we can begin to develop a regional market presence to better service similarly located multi-site referral services such as, hospital, nursing home and assisted living companies.

Become the Employer of Choice in the Hospice Care Industry

      We are committed to maintaining a superior work environment consisting of competitive compensation, proper staffing, useful management tools and extensive internal training. All of our full-time employees participate in a performance-based cash bonus program that rewards them based on a combination of factors including quality of care, compliance, profitability and census growth. We analyze current data from each of our programs in order to adjust staffing levels in response to or in anticipation of fluctuations in patient census so that we can minimize staff turnover. We have also initiated the development of technology tools designed to reduce administrative paperwork and enable our clinical staff to focus on patient care. As a result of these initiatives, our turnover rate for full-time employees with at least one year of service has steadily decreased from approximately 41.0% for the year ended December 31, 1999 to approximately 23.8% for the year ended September 30, 2004. We calculate our turnover rates for any period on a monthly basis by dividing the number of full-time employees with at least one year of service whose employment terminated during the month by the average number of full-time employees employed during such month.

Effectively Manage Our Medicare Cap Exposure

      In recent years, the Medicare Cap on reimbursement has negatively impacted our revenue and operating results. We are committed to reducing and making more predictable our exposure to Medicare Cap liabilities by:

•	Focusing on patient mix at Cap affected sites by marketing to referral sources, such as hospitals, that are more likely to refer patients with shorter lengths of stay;

•	managing the certification and recertification processes;

•	establishing alternative delivery sites linked to programs with Medicare Cap exposure to increase first-time admission rates; and

•	exploring possible ways to enhance the forecasting to ascertain future admission and discharge trends by patient mix categories and the pro-ration of beneficiary service days between providers.

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

      Our services are available twenty-four hours a day, seven days a week and can be provided in a patient’s home or other residence of choice, such as a nursing home or assisted living facility, or in a hospital or other inpatient facility. We currently operate one inpatient facility, a 12-bed unit in a skilled nursing facility.

Marketing and Referral Relationships

      The primary focus of our marketing activities is on increasing patient referrals from existing referral sources and establishing new referral sources. Our referral sources include:

•	hospitals;

•	physicians;

•	nursing homes;

•	assisted living facilities;

•	home health care organizations;

•	managed care companies;

•	community social service organizations;

•	religious organizations; and

•	patient families

      Historically, we have dedicated relatively few resources to formal marketing activities. Most of our referrals have been the result of “word of mouth” among referral sources about the high quality of our care. Beginning in 2002, we implemented a standardized marketing strategy. A key element of our current marketing strategy is training our professional relations representatives and providing them with the tools to communicate effectively to a variety of different types of referral sources, including referral sources with which an individual professional relations representative may not have had significant prior experience.

      Each of our hospice care programs has a marketing team led by the site’s executive director who is assisted by at least one director of professional relations. A program typically employs between three and five professional relations representatives. At September 30, 2004, we employed 147 professional relations representatives company-wide. Consistent with our belief that marketing is a team effort, each program’s marketing team is supported by other program employees, including admissions coordinators, patient care managers, medical directors, chaplains, social workers, counselors and nurses. Each professional relations representative seeks to develop patient referral sources located in the representative’s territory by regularly calling on those referral sources and educating them regarding our services and hospice care generally. Our professional relations representatives provide feedback to those sources regarding the status of referred patients as appropriate. Our marketing efforts also include educational seminars for physicians and hospital personnel and community-based events.

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

      In addition to the proprietary applications already in place, we are in the process of developing applications we believe will improve the effectiveness of our business leaders, reduce travel and conference call expenses, and provide fast deployment of accurate business intelligence. Our newly deployed virtual private network software will provide VistaCare employees with secure and timely access to the data with which they must work. Further, our e-learning software solutions will allow VistaCare consistent and immediate training opportunities for our staff. We will continue to refine and update our billing system to further integrate efficiencies such as greater use of electronic data interchange for Medicaid billing. Finally, throughout the year we will phase in the release of our human resource information system, which will significantly reduce paperwork and improve the timely release of key reports.

Compliance

      We have a strong commitment to operating our business in a manner that adheres to all regulatory requirements, internal company policies and procedures and our corporate philosophy. We have adopted a proactive approach to compliance that includes:

•	developing information systems that allow us to continuously monitor our performance in key areas;

•	performing internal compliance audits;

•	enhancing a continuous quality improvement process designed to ensure regulatory compliance and improve patient care; and

•	developing a priority index that enables us to shift compliance resources to those hospice programs more likely to experience compliance-related issues before they arise.

Education and Training

      We have devoted substantial time and resources to the development of a comprehensive education and training program. We continue to utilize company specific multimedia health care content previously contracted from a national provider of healthcare educational resources and are beginning to leverage in-house developed e-learning components which focus on our established best practices. We believe these resources will help us deliver consistently high quality service and increase employee confidence, satisfaction and retention, while increasing the cost effectiveness of our training efforts.

Competition

      Hospice care in the United States is competitive. The hospice care industry is highly fragmented and we compete with a large number of organizations, some of which may have significantly greater financial and marketing resources than we have and we compete with not-for-profit hospice programs that have strong ties to local medical communities. Based on industry data published in the MedPAC June 2004 report to Congress, approximately 56% of existing hospice programs in 2003 were local, not-for-profit hospice programs. For-profit ownership was 36%, totaling 883 hospice facilities, an increase of approximately 25% since 2001. We also compete with other multi-program hospice companies including Odyssey Healthcare Inc., SouthernCare Hospice, Inc. and Chemed Corporation.

      In addition, we compete with a number of hospitals, nursing homes, home health agencies and other health care providers that offer home care to patients who are terminally ill, or market palliative care and “hospice-like” programs. In addition, various health care companies have diversified into the hospice market, including Beverly Enterprises, Inc. and Manor Care, Inc.

      Relatively few barriers to entry exist in the markets we serve. Accordingly, other companies that are not currently providing hospice care may enter these markets and expand the variety of services they offer.

Insurance

      VistaCare is covered by a general liability insurance policy on an occurrence basis with limits of $1.0 million per occurrence and $3.0 million in the aggregate. VistaCare is also covered by a healthcare professional liability insurance policy on a claims-made basis with limits of $1.0 million for each medical incident and $3.0 million in the aggregate. VistaCare maintains workers compensation coverage at the statutory limits and an employer’s liability policy with a $1 million limit, both with a $250,000 deductible per occurrence. We also maintain a policy insuring hired and non-owned automobiles with a $1.0 million limit of liability and a $1.0 million deductible. In addition, VistaCare maintains umbrella coverage with a limit of $10.0 million excess over the general, professional, hired and non-owned automobile and employer’s liability policies. VistaCare has not experienced any uninsured health care negligence losses.

      VistaCare had retrospective workers compensation insurance policies for the 2002 and 2003 policy periods and as of September 30, 2004 has recorded a $621,000 reserve for future losses associated with these periods. For the 2004 policy period, VistaCare has a high deductible plan that required VistaCare to fund $2.4 million to a depleting cash fund during 2004. As of September 30, 2004, VistaCare has recorded a long-term asset associated with the depleting cash fund balance of $813,000. In addition, VistaCare has recorded approximately $2 million in prepaid expenses and a $536,000 accrual for future losses associated with the 2004 policy year.

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

      Billing Audits/ Claims Reviews. Medicare fiscal intermediaries and other payors periodically conduct pre-payment or post-payment medical reviews or other audits of our claims. In order to conduct these reviews, the payor requests documentation from us and then reviews that documentation to determine compliance with applicable rules and regulations, including the eligibility of patients to receive hospice benefits, the appropriateness of the care provided to those patients, and the documentation of that care. Historically we have had a certain number of claims denied as a result in these reviews.

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

Overview of Government Payments — General

      Payments from Medicare and Medicaid are subject to legislative and regulatory changes as well as susceptible to budgetary pressures. Our revenues and profitability are therefore subject to the effect of those changes and to possible reductions in coverage or payment rates by private third-party payors. For the year ended December 31, 2003 and the nine month fiscal period ended September 30, 2004, 96.8% and 97.2%, respectively, of our net patient revenue was attributable to Medicare and Medicaid payments. As a result, any changes in the regulatory, payment or enforcement landscape may significantly affect our operations.

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

      Levels of Care. Medicare pays for hospice services on a prospective payment system basis under which we receive an established payment for each day that we provide hospice services to a Medicare beneficiary, depending upon the level of service provided. These rates are then subject to annual adjustments for inflation and may also be adjusted based upon the location where the services are provided due to variability in labor costs — the greatest single expense for hospice programs. The rate we receive will vary depending on which of the following four levels of care is being provided to the beneficiary:

•	Routine Home Care. We are paid the routine home care rate for each day that a patient is in our program and is not receiving one of the other categories of hospice care or when a patient is receiving hospital care for a condition that is not related to his or her terminal illness. We are paid the same daily rate regardless of the volume or intensity of the services provided to the patient and his or her family or caregivers.

•	General Inpatient Care. General inpatient care is provided when a patient requires inpatient services for a short period for pain control or symptom management that typically cannot be provided in other settings. General inpatient care services must be provided in a Medicare or Medicaid certified hospital or long-term care facility or at a freestanding inpatient hospice facility with the required registered nurse staffing.

•	Continuous Home Care. Continuous home care is provided only during periods of crisis when a hospice patient requires predominantly nursing care to achieve palliation or management of acute medical problems while at home. Medicare requires that at least eight hours of services be provided (licensed nursing care must be provided for at least half of the time) within a single day in order to qualify for reimbursement under the continuous home care provisions. While the Medicare published continuous home care rates are daily rates, Medicare actually pays for continuous home care services on an hourly basis. This hourly rate can be obtained by dividing the daily rate by 24.

•	Respite Care. Respite care permits a hospice patient to receive services on an inpatient basis for a short period of time in order to relieve the patient’s family or other caregivers from the demands of caring for the patient. We can receive payment for respite care provided to a patient for up to five consecutive days at a time on an occasional basis. Any additional consecutive days of respite care will be reimbursed at the routine home care rate.

      Program Limits on Hospice Care Payments. Medicare payments for hospice services are subject to two additional limits or “Caps,” both of which are assessed on a provider-wide basis. Within our business we have 35 separate provider numbers for Medicare Cap purposes, each of which include one or more of our 45 programs. The first of these two Caps is commonly known as the “80-20” rule and applies only to Medicare inpatient services. Specifically, the 80-20 rule states that if the number of inpatient care days at any of our hospice providers to Medicare beneficiaries exceeds 20.0% of the total days of hospice care it provides, those days in excess of the 20.0% figure may be reimbursed only at the routine home care rate. Compliance with the 80-20 rule is measured by examining all claims submitted by a hospice provider between November 1 and the following October 31.

      None of our hospice programs has exceeded the Cap on inpatient care services. However, we cannot assure you that one or more of our hospice programs will not exceed the inpatient Cap in the future.

      Overall Medicare payments to our hospice providers are also subject to an annual limitation or Cap. This Cap amount is revised annually to account for inflation. For the twelve-month period ended October 31, 2004, the annual hospice benefit Cap was $19,635.67 per beneficiary. Compliance with the Cap, however, is not determined on the basis of individual beneficiary experiences. Instead, compliance is measured by calculating the total Medicare payments received by a provider with respect to services provided to all Medicare hospice care beneficiaries between November 1 of each year and October 31 of the following year and comparing the result with the product of the Cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice provider during the relevant period. There is a further negative adjustment for the Cap calculation to the extent our first time beneficiaries are later admitted to another provider and also a positive adjustment for a second time beneficiary admitted into our provider, each on a pro-rated basis, based on days of service. If actual Medicare reimbursements to that provider exceed that amount, Medicare requires that we repay the difference to Medicare.

      Between 1999 and 2003, ten of our hospice programs exceeded the Medicare Cap amount. As a result, we were required to repay a portion of payments previously received from Medicare. We actively monitor the Cap amount at each of our programs and implement corrective measures if necessary. We maintain what we believe are adequate reserves in the event that we exceed the Cap in the future. We cannot assure you that one or more of our hospice programs will not exceed the Cap amount in the future.

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

      Adjustments to Payment Rates and Payment Methodology. In the last several years there have been a number of adjustments to the base rates paid by Medicare for all four levels of hospice services. Specifically, the Balanced Budget Act of 1997 (“BBA of 1997”), Balanced Budget Refinement Act of 1999 (“BBRA of 1999”), and Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA 2000”), have all modified hospice payment rates in recent fiscal years. The Medicare fiscal year begins on October 1 of each year and runs through September 30 of the following year. Most recently, the base Medicare payment rates were increased an additional 3.4%, effective October 1, 2003, and 3.3% effective October 1, 2004.

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

Overview of Government Payments — Medicaid

      Medicaid Coverage and Reimbursement. State Medicaid programs are another source of our net patient revenue. Medicaid is a state-administered program financed by state funds and matching federal funds to provide medical assistance to the indigent and certain other eligible persons For those states that elect to provide a hospice benefit, the care must be provided by a Medicare-certified hospice, and the scope of hospice services available must include at least all of the services provided under the Medicare hospice benefit. Most of those states providing a Medicaid hospice benefit pay us at rates equal to or greater than the rates provided under Medicare and those rates are calculated using the same methodology as Medicare. States maintain flexibility to establish their own hospice election procedures and to limit the number and duration of benefit periods for which they will pay for hospice services.

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

      We contract with a significant number of healthcare providers practitioners, and vendors such as physicians, hospitals, nursing homes, and pharmacies, and arrange for these individuals or entities to provide services to our patients. Some of these individuals or entities may refer, or be in a position to refer, patients to us, and we may refer, or be in a position to refer, patients to these individuals or entities. We believe that our contracts and arrangements with providers, practitioners and suppliers are not in violation of applicable anti-kickback or related laws. We cannot assure you, however, that these laws will ultimately be interpreted in a manner consistent with our practices.

      HIPAA Anti-Fraud Provisions. Portions of the HIPAA (Health Insurance Portability and Accountability Act of 1996) permit the imposition of civil monetary penalties in cases involving violations of the anti-kickback statute or contracting with excluded providers. In addition, HIPAA created new statutes making it a federal felony to engage in fraud, theft, embezzlement, or the making of false statements with respect to healthcare benefit programs, which include private, as well as government programs. In addition, for the first time, federal enforcement officials have the ability to exclude from the Medicare and Medicaid programs any investors, officers and managing employees associated with business entities that have committed healthcare fraud, even if the investor, officer or employee had no actual knowledge of the fraud.

      OIG Fraud Alerts, Advisory Opinions and Other Program Guidance. Congress established the OIG (Office of Inspector General) to, among other things, identify and eliminate fraud, abuse and waste in HHS programs. To identify and resolve such problems, the OIG conducts audits, investigations and inspections across the country and issues public pronouncements identifying practices that may be subject to heightened scrutiny. On occasion, the OIG has issued audit reports, fraud alerts, and advisory opinions regarding hospice practices which might be susceptible to fraud or abuse. The OIG also issued a voluntary Compliance Program Guidance for Hospices in September 1999. We cannot predict what, if any changes may be implemented in coverage, reimbursement, or enforcement policies as a result of these OIG reviews and recommendations.

      Federal False Claims Acts. The federal law includes several criminal and civil false claims provisions, which provide that knowingly submitting claims for items or services that were not provided as represented may result in the imposition of multiple damages, administrative civil money penalties, criminal fines, imprisonment, and/or exclusion from participation in federally funded healthcare programs, including Medicare and Medicaid. In addition, the OIG may impose extensive and costly corporate integrity requirements upon a healthcare provider that is the subject of a false claims judgment or settlement. These requirements may include the creation of a formal compliance program, the appointment of a government monitor, and the imposition of the annual reporting requirements and audits conducted by an independent review organization to monitor compliance with the terms of the agreement and relevant laws and regulations.

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

      Civil Monetary Penalties. The Civil Monetary Penalties Statute provides that civil penalties ranging between $10,000 and $50,000 per claim or act may be imposed on any person or entity that knowingly submits improperly filed claims for federal health benefits, or makes payments to induce a beneficiary or provider to reduce or limit the use of health care services or to use a particular provider or supplier. Civil monetary penalties may be imposed for violations of the anti-kickback statute and for the failure to return known overpayments, among other things.

      Prohibition on Employing or Contracting with Excluded Providers. Federal regulations prohibit Medicare providers, including hospice programs, from submitting claims for items or services or their related costs if an individual or entity that has been excluded or debarred from participation in federal health care programs furnished those items or services. The OIG and the GSA (General Services Administration) maintain lists of excluded persons and entities. Nonetheless, it is possible that we might unknowingly bill for services provided by an excluded person or entity with whom we contract. The penalty for contracting with an excluded provider may range from civil monetary penalties of $50,000 and damages of up to three times the amount of payment that was inappropriately received.

      Corporate Practice of Medicine and Fee Splitting. Most states have laws that restrict or prohibit anyone other than a licensed physician, including business entities such as corporations, from employing physicians and/or prohibit payments or fee-splitting arrangements between physicians and corporations or unlicensed individuals. While the laws vary from state to state, penalties for violating such laws may include civil or criminal penalties, the forced restructuring or termination of business arrangements or in rare cases the loss of the physician’s license to practice medicine. These laws have been subject to only limited interpretation by the courts or regulatory bodies.

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

      Health Information Practices. Portions of HIPAA were enacted to develop national standards for the electronic exchange of health information. To accomplish this, the U.S. Department of Health & Human Services (“DHHS”) was directed to develop rules for standardizing electronic transmission of health care information and to protect its security and privacy. The privacy and security rules now apply to health information, regardless of the form in which it is maintained (e.g., electronic, paper, oral). Under these rules, health care providers, health plans and clearinghouses are now required to (a) conduct specific transactions using uniform code sets, (b) comply with a variety of requirements concerning their use and disclosure of individuals’ protected health information(c) establish detailed internal procedures to protect health information and (d) enter into business associate contracts with individuals or companies who use or disclose health information on their behalf. HIPAA’s requirements with regard to privacy and confidentiality became effective in April 2003, HIPAA requirements standardizing electronic transactions between health plans, providers and clearinghouses became effective in October 2003. The Company currently estimates that we will incur additional HIPAA compliance costs in 2004 and beyond, particularly with regard to the implementation of the final security rule requirements, which must be completed by April 21, 2005. Sanctions for failing to comply with the HIPAA privacy rules could include civil monetary penalties of $100 per incident, up to a maximum of $25,000 per person, per year, per standard. The final rule also provides for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses, and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm.

Our Employees

      As of September 30, 2004, we had 2,355 full time employees and 469 part-time employees. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

Item 2.	Properties

      Our principal executive office is located in a 49,700 square foot leased facility located in Scottsdale, Arizona. The lease for this facility expires in 2010 and does not have an option to extend for additional years.

      As of September 30, 2004, we operated 45 hospice care programs and one inpatient facility, serving patients in 14 states from leased program offices. We believe that our properties are adequate for our current business needs. In addition, we believe that additional or alternative space will be available as needed in the future on commercially reasonable terms. With the exception of our principal executive office lease, we have no material operating leases.

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

      Since August 2004, approximately five complaints have been filed individually and on behalf of all others similarly situated in the United States District Court for the District of Arizona against the Company and two of its officers alleging violations of the federal securities laws arising out of recent declines in the Company’s stock price. Specifically, the complaints allege claims in connection with various statements and purported omissions to the public and to the securities markets relating to the Company’s August 2004 announcement of its decision to accrue an increased amount for the quarter ended June 30, 2004 as a reserve for potential liability due to the Medicare per-beneficiary Cap on reimbursement for hospice services. The Company expects that the five lawsuits will be consolidated and intends to vigorously defend these lawsuits. No assurances can be made that the Company will be successful in defense of such claims. If the Company is not successful in defense of such claims, it could be forced to make significant payments to our stockholders and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier. Even if such claims are not successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business, results of operations and financial position.

      Since August 2004, two shareholders have filed separate derivative lawsuits purportedly on behalf of the Company against several present and former officers and members of the Board of Directors of the Company in the United States District Court for the District of Arizona. The two derivative complaints, which have been consolidated before Judge Broomfield, allege breaches of fiduciary duties, abuse of control, mismanagement, waste of corporate assets and unjust enrichment, as a result of the same activities alleged in the class action lawsuits discussed above. The derivative complaint seeks attorney fees and the payment of damages to the Company. As of the date of this report, these derivative actions are at the pleading stage. Defendants have not been required to answer or respond and no discovery has been served by plaintiffs.

      In the normal course of business, we are subject to various lawsuits, proceedings, claims and other matters asserted under laws and regulations. We believe the amounts provided in our consolidated financial statements, as prescribed by generally accepted accounting procedures in the United States (GAAP), are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements. With respect to pending or threatened litigation facing the Company in the normal course of business, management does not believe the ultimate outcome of the matters either individually or in the aggregate will have a material adverse impact on the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

      During the third quarter of 2004, there were no matters submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below is information concerning our executive officers and including their ages as of September 30, 2004.

Name	Age	Position

Richard R. Slager	50	Chairman of the Board of Directors, President and Chief Executive Officer
Mark E. Liebner	52	Chief Financial Officer
Carla Davis Hughes	33	Executive Vice President
Stephen Lewis	58	Senior Vice President and General Counsel
Kris Jamsa	44	Executive Vice President of Education and Technology
Ronald F. Watson	56	Executive Vice President of Corporate Development

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

      Mark E. Liebner has served as our Chief Financial Officer since April 2002. From March 2000 until April 2002, he served as Managing Director of Searchlight Partners LLC, a corporate advisory services firm. From October 1991 until March 2000, Mr. Liebner served as Chief Financial Officer of Rural Metro Corporation, a publicly traded provider of healthcare transportation services. From July 1988 until September 1991, Mr. Liebner served as Vice President in the healthcare investment-banking group of Van Kampen Merritt, a financial services firm.

      Carla Davis Hughes has served as Executive Vice President since November 2004. From December 1998 until November 2004, Ms. Hughes held several senior operational positions at VistaCare including Program Director, Southeastern Area Director, Atlantic Coast Regional Director, Eastern Regional Vice President of Operations and Senior Vice President and Chief Operating Officer. From June 1996 until June 1998,

Ms. Hughes served as the East Coast Development Manager for Vencor Hospice Programs, a national hospice program. From January 1994 until June 1996, Ms. Hughes served as a Provider Education Consultant for Palmetto GBA, a Medicare fiscal intermediary for hospice and home health providers.

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

      Kris Jamsa has served as our Executive Vice President of Education and Technology since April 2004. From July 1998 to April 2004, Dr. Jamsa served as President of the Jamsa Media Group, a company he founded, providing content for publishers such as McGraw-Hill, Microsoft Press, and John Wiley. In addition, he provided content and consultative services to over two-dozen online learning universities. From 1992 to 1997 Dr. Jamsa served as President and CEO of Jamsa Press, a publishing company he founded and which was acquired.

      Ronald F. Watson has served as our Executive Vice President of Corporate Development since November, 2003. From December 1999 to January 2003 Mr. Watson served in several executive capacities within United Health Group-including Senior Vice President Ovations; President Medicaid Operations; and Executive Vice President Evercare. These roles served Medicare, Medicaid, chronic care and elderly populations. From April 1997 to November 1999 he served as CEO and President of Constellation Senior Services, an operator and developer of senior housing facilities. From August 1989 to March 1997 Mr. Watson served as Vice President of Catholic Health Initiatives and a related company dedicated to serving the continuum of senior health services.

      There are no family relationships among any of our executive officers and directors.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

      Our Class A Common Stock, $0.01 par value per share, which we refer to as our common stock, has been quoted on the Nasdaq National Market under the symbol “VSTA” since December 18, 2002. Prior to that time there was no public market for our common stock. At December 9, 2004, there were approximately 53 record holders of our common stock and the closing sale price of our common stock as reported on the Nasdaq National Market was $17.05 per share. The following table sets forth the high and low sales prices per share of our common stock for the period indicated, as reported on the Nasdaq National Market:

	High	Low

2004
First Quarter (1/1/2004-3/31/2004)	$35.68	$23.05
Second Quarter (4/1/2004-6/30/2004)	$30.72	$16.81
Final Quarter (7/1/2004-9/30/2004)*	$19.35	$13.19
2003
First Quarter (1/1/2003-3/31/2003)	$18.90	$13.90
Second Quarter (1/4/2003-6/30/2003)	$25.78	$16.79
Third Quarter (7/1/2003-9/30/2003)	$37.85	$24.10
Fourth Quarter (10/1/2003-12/31/2003)	$41.40	$30.45

*	We changed our fiscal year end date to September 30, effective in 2004. Accordingly, our fiscal period ended September 30, 2004 was comprised of three fiscal quarters.

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

Recent Sales of Unregistered Securities

      VistaCare did not sell any of its equity securities in 2004 that were not registered under the Securities Act of 1933.

Repurchases of Common Stock

      VistaCare did not repurchase any shares of its common stock during the 2003.

Equity Compensation Plans

      The information pertaining to our equity compensation plans is incorporated by reference to our proxy statement under the heading “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

      The selected financial data set forth below should be read in conjunction with our consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, appearing elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2000 and 2001 and the consolidated balance sheet data as of December 31, 2000, 2001 and 2002 are derived from our audited financial statements not included in this report. The consolidated statement of operations data for the nine months ended September 30, 2004 and for the years ended December 31, 2002 and 2003 and the consolidated balance sheet data as of September 30, 2004 and December 31, 2003 are derived from our audited financial statements included elsewhere in this report. The historical results of operations are not necessarily indicative of the operating results to be expected in the future.

	Nine Months
	Ended	Year Ended December 31,
	September 30,
	2004	2003	2002	2001	2000

	(Dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Net patient revenue	$150,436	$191,656	$132,947	$91,362	$81,595
Operating expenses:
Patient care	100,096	114,631	79,752	63,950	55,256
General and administrative (exclusive of stock-based compensation charges below)	53,877	54,455	42,535	30,666	23,541
Depreciation and amortization	3,005	1,963	1,349	1,990	1,797
Stock-based compensation	239	1,329	427	50	—

Total operating expenses	157,217	172,378	124,063	96,656	80,594

Operating income (loss)	(6,781)	19,278	8,884	(5,294)	1,001
Non-operating income (expense):
Interest income	364	391	25	52	202
Interest expense	(68)	(126)	(935)	(1,157)	(1,497)
Other expense	(48)	(82)	(137)	(163)	(8)

Net income (loss) before income taxes	(6,533)	19,461	7,837	(6,562)	(302)
Income tax expense (benefit)	(2,301)	4,256	281	150	81

Net income (loss)	(4,232)	15,205	7,556	(6,712)	(383)
Accrued preferred stock dividends(1)	—	—	(4,052)	(3,839)	(3,482)

Net income (loss) to common stockholders	$(4,232)	$(15,205)	$(3,504)	$(10,551)	$(3,865)

Net income (loss) per common share:
Basic	$(0.26)	$.97	$0.63	$(2.07)	$(0.76)

Diluted	$(0.26)	$.89	$.52	$(2.07)	$(0.76)

Weighted average shares outstanding:
Basic	16,082	15,707	5,580	5,098	5,098

Diluted	16,082	17,038	6,776	5,098	5,098

	Nine Months
	Ended	Year Ended	Year Ended
	September 30,	December 31,	December 31,
	2004	2003	2002

	(Dollars in thousands)
Operating Data:
Number of hospice programs(2)	45	40	38
Admissions(3)	11,545	15,680	12,745
Days of care(4)	1,431,766	1,717,149	1,227,787
Average daily census(5)	5,225	4,705	3,364
Other Data:
Net cash provided by operating activities	$17,385	$12,417	$6,142
Net cash used in investing activities	$(4,313)	$38,515	$(6,008)
Net cash (used in) provided by financing activities	$1,287	$1,322	$37,587

	As of	As of December 31,
	September 30,
	2004	2003	2002	2001	2000

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$28,687	$14,328	$61,852	$1,383	$2,547
Working capital	58,741	59,920	41,502	(1,261)	6,548
Total assets	137,792	122,221	94,943	40,997	46,019
Redeemable (non-convertible and convertible) preferred stock(1)	—	—	—	45,249	41,710
Capital lease obligations, including current portion	5	88	82	250	—
Long-term debt, including current portion	—	—	250	10,131	11,955
Accumulated deficit(1)	(18,544)	(14,312)	(29,517)	(33,021)	(22,470)
Total stockholders’ (deficit) equity	87,527	88,076	69,247	(32,088)	(21,587)

(1)	Reflects accrued dividends on the Series B Preferred Stock, Series C Preferred Stock and the Series D Preferred Stock at the rate of 10% per annum, compounded semi- annually. The preferred stock converted into common stock upon the closing of our initial public offering, and the accrued preferred stock dividends, which were not payable in the event of a conversion into common stock, were reclassified as additional paid-in-capital. The preferred stock dividend is included in accumulated deficit.

(2)	Number of hospice programs at end of period.

(3)	Represents the total number of patients admitted into our hospice programs during the period.

(4)	Represents the total days of care provided to our patients during the period.

(5)	Represents the average number of patients for whom we provided hospice care each day during the period and is computed by dividing days of care by the number of days during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Since completing an initial public offering of our common stock in December 2002 our business has continued to grow. As of September 30, 2004, we were operating 45 hospice programs serving approximately 5,304 patients in 14 states. For the nine months ended September 30, 2004, our net patient revenue was $150.4 million as compared to $138.1 million for the nine months ended September 30, 2003. Due to Medicare CAP estimated liabilities, net patient revenue for the nine months ended September 30, 2004 was reduced by $14.8 million as compared to $1.5 million in the nine months ended September 30, 2003. For the nine months ended September 30, 2004, we recorded a net loss of $4.2 million as compared to net income of $10.5 million in the nine months ended September 2003. This net loss was due primarily to the higher Medicare CAP charges, which covers unusually higher CAP obligations for nine of our Medicare provider numbers. Other costs that added to this loss included increases in patient care labor expenses, general and administrative expenses and new site development costs. Our business has benefited from regular increases in Medicare hospice reimbursement rates, including the two most recent increases effective October  1, 2002 and October 1, 2003, each being 3.4% over the base rates then in effect.

Change in Year End

      On August 19, 2004, VistaCare’s Board of Directors changed the Company’s fiscal year end from December 31 to September 30. The nine-month results now being reported by the Company relate to the transitional fiscal period end September 30, 2004.

Net Patient Revenue

      Net patient revenue is the amount we believe we are entitled to collect for our services, adjusted as described below. The amount we believe we are entitled to collect for our services varies depending on the level of care provided, the payor and the geographic area where the services are rendered. Net patient revenue includes adjustments for:

•	amounts we estimate we could be required to repay to Medicare, such as amounts that we would be required to repay if any of our programs exceed the annual CAP, as described below under “Critical Accounting Policies and Significant Estimates — Adjustments to Net Patient Revenue for Exceeding the Medicare CAP”; and

•	estimated payment denials and contractual adjustments;

•	patients who do not have insurance coverage and who are deemed financially in need of charity care;

•	subsequent changes to initial level of care determinations.

      We adjust our estimates from time to time based on our billing and collection experience. Only after that patient’s hospice eligibility has been determined, a payment source has been identified and services have been provided do we recognize net patient revenue for services that we provide to a patient.

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

      Our average length of stay was approximately 118 days for the nine months ending September 30, 2004, which exceeds the industry average. We attribute our ability to exceed the industry average in terms of length of stay to several factors. First, compared to hospice industry averages, we have a relatively high percentage of non-cancer patients, who typically have a higher average length of stay than cancer patients. Second, we believe that our open access philosophy and our efforts to educate referral sources about hospice care encourages earlier transfers of patients to hospice care. Finally, a significant amount of our growth in recent periods has been in rural markets where access to intensive care hospitals or other alternative sites for hospice-eligible patients is more difficult.

      The table below sets forth the percentage of our net patient revenue in 2002, 2003 and 2004 derived from Medicare, Medicaid, private insurers and managed care payors.

	Nine Months Ended	Year Ended
	September 30,	December 31,

	2004	2003	2002

Medicare	93.1%	93.0%	93.4%
Medicaid	4.1%	3.8%	3.2%
Private insurers and managed care	2.8%	3.2%	3.4%

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

	Nine Months Ended	Year Ended
	Sept. 30,	December 31,

Level of Care	2004	2003	2002

Routine Home Care	95.7%	93.7%	93.9%
General Inpatient Care	3.8%	5.7%	5.7%
Continuous Home Care	0.4%	0.4%	0.2%
Respite Inpatient Care	0.2%	0.2%	0.2%

      Typically, each October, Medicare adjusts its base hospice care reimbursement rates for the following year based on inflation and other economic factors. Effective April 1, 2001, the Medicare base rates were increased 5.0% over the base rates then in effect. Such rates were further increased by 3.3% effective October 1, 2001, 3.4% effective October 1, 2002, 3.4% effective October 1 2003, and 3.3% effective October 1, 2004. These increases have favorably impacted our net patient revenue. Medicare’s base rates are subject to regional adjustments based on local wage levels. These regional adjustments are not necessarily proportional to adjustments in the base rates.

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

      Patient care expenses consist primarily of salaries, benefits, payroll taxes and travel costs associated with our hospice care providers and program level administrative and marketing personnel. Patient care expenses also include the cost of pharmaceuticals, durable medical equipment, medical supplies, inpatient arrangements, nursing home costs, net, and purchased services such as ambulance, infusion and radiology. We incur inpatient facility costs primarily through per diem bed-lease arrangements with hospitals and skilled nursing facilities where we provide our services. We also operate a 12-bed, inpatient hospice unit in space leased in a skilled nursing facility. Patient length of stay impacts our patient care expenses as a percentage of net patient revenue. Patient care expenses are generally higher during the initial and latter days of care. In the initial days of care, expenses tend to be higher because of the initial purchases of pharmaceuticals, medical equipment and supplies and the administrative costs of determining the patient’s hospice eligibility, registering the patient and organizing the plan of care. In the latter days of care, expenses tend to be higher because patients generally require more services, such as pharmaceuticals and nursing care, due to their deteriorating medical condition. Accordingly, if lengths of stay decline, those higher costs are spread over fewer days of care, which increases patient care expenses as a percentage of net patient revenue and negatively impacts profitability. Patient care expenses are also impacted by the geographic concentration of patients. Labor expenses, which represent the single largest category of patient care expenses, tend to be less if patients are geographically concentrated and hospice care providers are required to spend less time traveling and can care for more patients.

      For our patients who receive nursing home care under state Medicaid programs in states other than Arizona, Oklahoma, Pennsylvania and South Carolina, the applicable Medicaid program pays us an amount equal to no more than 95% of the Medicaid per diem nursing home rate for room and board services furnished to the patient by the nursing home in addition to the Medicare or Medicaid routine home care per diem payment. We pay the nursing home for these room and board services at a rate between 90% and 100% of the full Medicaid per diem nursing home rate, depending on the terms of the contract between us and the nursing home. We include the difference between the amount we pay the nursing home and the amount we receive from Medicaid in patient care expenses. We refer to this difference as “nursing home costs, net”. Our nursing home costs, net, were $1.3 million in 2002, $4.8 million in 2003 and $3.4 million for the nine months ended September 30, 2004.

      General and administrative expenses primarily include salaries, payroll taxes, benefits and travel costs associated with our staff that is not directly involved with patient care (other than program level administrative and working personnel),bonuses for all employees, marketing, office leases, and professional services.

Stock-Based Compensation

      Certain employee stock options, which we granted in 2001, 2002 and 2003 have resulted in and will continue to result in stock-based compensation charges. In accordance with Accounting Principles Board Opinion No. 25 and related interpretations, if an employee stock option is granted or modified with an exercise price, which is less than the deemed fair value of the underlying stock, the difference is treated as a compensation charge that must be recognized ratably over the vesting period for the option. In addition, a stock option granted to our Chief Executive Officer in November 2002 was accelerated in full in February 2003, resulting in $1.1 million of compensation expense, which was recognized in the first quarter of 2003. In August of 2004, VistaCare granted 30,000 shares of restricted stock to two executive officers at no cost, which will cause the Company to recognize $480,000 in compensation expense ratably over the four-year vesting period. The stock agreements include accelerated vesting provisions, which may result in the Company having to accelerate the recognition of this deferred compensation expense. As of September 30, 2004, we had accrued a total of $1.2 million of deferred stock-based compensation relating to the foregoing options and grants.

Capitalized Software Development Costs

      We have capitalized certain internal costs related to the development of software used in our business. We capitalize all qualifying internal costs incurred during the application development stage. Costs incurred during the preliminary project stage and post-implementation/operation stage are expensed as incurred. For the nine month period ended September 30, 2004 and the fiscal year ended December 31, 2003, we had total capitalized software development costs, net of amortization, of approximately $5.0 million and $5.3 million, respectively. We amortize the capitalized software development costs related to particular software over a three-year period commencing when that software is substantially complete and ready for its intended use. Approximately $4.0 million of our capitalized software development costs as of September 30, 2004 related to our billing software released in 2003. We began amortizing the development costs related to our new billing software in the fourth quarter of 2003.

Goodwill

      Goodwill from our 1998 and 2002 acquisitions, net of accumulated amortization, was $20.6 million as of September 30, 2004. Prior to 2002, we were amortizing the goodwill from our 1998 acquisitions over 30 years. Rules issued by the Financial Accounting Standards Board, effective beginning in 2002, require that we no longer amortize goodwill. These rules require that we analyze our goodwill for impairment annually, or more often if events or circumstances arise that indicate that the carrying value of our goodwill exceeds its fair market value. We have concluded that no basis for impairment of our goodwill existed as of September 30, 2004.

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

Adjustments to Net Patient Revenue for Exceeding the Medicare Cap

      Each of our hospice providers is subject to the annual Medicare Cap, as more fully described in Part I, Item 1 of this report under the caption entitled “Business — Government Regulation — Overview of Government Payments — Medicare”. Overall Medicare payments to our hospice providers are also subject to an annual limitation or Cap. This Cap amount is revised annually to account for inflation. For the twelve-month period ended October 31, 2004, the annual hospice benefit Cap was $19,635.67 per beneficiary. Compliance with the Cap, however, is not determined on the basis of individual beneficiary experiences. Instead, compliance is measured by calculating the total Medicare payments received by a provider with respect to services provided to all Medicare hospice care beneficiaries between November 1 of each year and October 31 of the following year and comparing the result with the product of the Cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice provider during the relevant period. There is a further negative adjustment for the Cap calculation to the extent our first time beneficiaries are later admitted to another provider and also a positive adjustment for a second time beneficiary admitted into our provider, each on a pro-rated basis, based on days of service. If actual Medicare reimbursements to that provider exceed that amount, Medicare requires that we repay the difference to Medicare.

      We actively monitor each of our programs to determine whether they are likely to exceed the Medicare Cap. If we determine that a program is likely to exceed the Cap, we attempt to institute corrective action, such as a change in patient mix. However, to the extent we believe our corrective action will not be successful, we estimate the amount that we could be required to repay to Medicare and accrue that amount as a reduction to net patient revenue. Throughout the year, we review our operating experience and adjust our estimate of potential Medicare Cap liability. The accuracy of our estimates is affected by factors, which include:

•	the actual number of Medicare patient admissions and discharges and the dates of occurrence of each;

•	the average length of stay at each program with those over 170 days most likely to generate Cap exposure;

•	our success in implementing corrective measures;

•	possible enrollment of beneficiaries in our programs who, without our knowledge, may have previously elected Medicare hospice coverage through another hospice provider;

•	the possible enrollment of beneficiaries in a third-party program who had been on previous hospice service within one of our own programs and whose per-beneficiary Cap amount is prorated for the days of service for the subsequent hospice admission;

•	fiscal intermediary disallowances of certain beneficiaries;

•	uncertainty surrounding length of patient stay in various patient groups, particularly with respect to non-oncology patients; and

•	the fact that we are not advised of the actual per-beneficiary cap credit amount that will be used by Medicare until the last month of the Medicare fiscal year, requiring us to use an estimate of that amount throughout the year.

      While we endeavor to record an accurate estimate of cap liability, for the Medicare fiscal year ended October 2003, actual assessments differed from our recorded estimate. Actual assessments for the Medicare regulatory year ended October 2004 may also differ from the amount we have recorded as an estimate due to the factors listed above.

      We recorded reductions to net patient revenue of $14.8 million for the nine months ended September 30, 2004, $4.6 million for the year-ended December 31, 2003, and $1.0 million for the year ended December 31, 2002, for exceeding the Medicare Cap. As of the date of this report, we have received assessment letters totaling $7.5 million for all programs for the 2003 Medicare regulatory year and have not been assessed for exceeding the Medicare Cap for the Medicare regulatory year that began on November 1, 2003. We estimate that total future charges against revenue for Medicare Cap exposure for fiscal 2005 will be in the range of $6.0 to $8.0 million.

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

      We reflected reductions to net patient revenue (excluding room and board charges) for estimated claim denials of $3.8 million in for nine months ended September 30, 2004 and $4.0 million and $3.0 million for the years ended September 30, 2003 and 2002, respectively.

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

      In the event we determine that the value of our goodwill has become impaired, we are required to write down the value of the goodwill to its fair market value on our balance sheets and to reflect the extent of the impairment as an expense on our statements of operations. We have determined that no impairment of goodwill existed as of September 30, 2004.

Deferred Tax Assets

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the reversal of its temporary differences. As of September 30, 2004, we had deferred tax assets of $10.7 million. In accordance with FAS 109, Accounting for Income Taxes, we have evaluated the recoverability of the deferred tax asset and have ascertained that it is more likely than not that the assets will be recovered.

Results of Operations

      On August 19, 2004, VistaCare’s Board of Directors changed the Company’s fiscal year end from December 31 to September 30. The nine-month results now being reported by the Company relate to the transitional fiscal period ended September 30, 2004.

      The following table sets forth selected consolidated financial information as a percentage of net patient revenue for the periods indicated:

	Nine Months	Year Ended
	Ended	December 31,
	September 30,
	2004	2003	2002

Net patient revenue	100%	100%	100%
Operating Expenses:
Patient care:
Salaries, benefits and payroll taxes	46.1%	40.0%	39.6%
Pharmaceuticals	5.5%	5.5%	5.9%
Durable medical equipment and supplies	5.6%	4.7%	4.9%
Other (including inpatient arrangements, nursing home costs, net, purchased services and travel)	9.3%	9.6%	9.6%

Total patient care expenses	66.5%	59.8%	60.0%
General and administrative (exclusive of stock-based compensation charges reported below):
Salaries, benefits and payroll taxes	20.7%	15.5%	16.1%
Office leases	2.5%	2.1%	2.4%
Other (including severance, travel, marketing and charitable contributions)	12.6%	10.8%	13.5%

Total SG&A expenses	35.8%	28.4%	32.0%
Depreciation and amortization	2.0%	1.0%	1.0%
Stock-based compensation	0.2%	0.7%	0.3%

Operating income (loss)	(4.5)%	10.1%	(6.7)%
Non-operating income (expense)	0.2%	0.0%	(0.8)%
Income tax expense (benefit)	1.5%	(2.2)%	(0.2)%

Net (loss) income before accrued dividends to preferred stockholders	(2.8)%	7.9%	5.7%

(1)

Nine Months Ended September 30, 2004, Compared to Nine Months Ended September 30, 2003.

Net Patient Revenue

      Net patient revenue increased $12.3 million, or 9.0%, to $150.4 million for the nine months ended September 30, 2004 from $138.1 million for the nine months ended September 30, 2003. These increases were due to:

•	increases in patient service days, which increased by 15.5% to 1,431,766 for the nine months ended September 30, 2004 from 1,239,175 for the nine months ended September 30, 2003.

•	the 3.4% Medicare reimbursement rate increase effective October 1, 2003,

      These increases were offset by increases in the Medicare Cap charge amount to $14.8 million for the nine months ended September 30, 2004 from $1.5 million for the nine months ended September 30, 2003, which had a 9.0% adverse impact on gross revenue. The $14.8 million reduction to revenue for Medicare CAP during the nine months ended September 30, 2004 includes:

•	$1.6 million in actual assessment from letters received from our fiscal intermediary between June to October of 2004 for the 2003 Medicare regulatory year, related to pro-ration of service dates for patients who received services from other hospice programs prior to or after their admission into a VistaCare program and technical disqualifications of cap credits. While pro-ration of patient service dates are a more significant issue in 2004, the assessments in 2003 were more significantly impacted by differences between technical disqualifications of Cap credits and payment data;

•	$11.2 million for patient service dates during the 2004 Medicare regulatory year; and

•	$2.0 million for pro-ration for patient service dates based on increased patient discharges and estimated services that these 2004 patients may receive from other hospice programs during the 2005 Medicare regulatory year.

      Net patient revenue per day of care decreased to approximately $105 for the nine months ended September 30, 2004 from approximately $111 for the nine months ended September 30, 2003. The decrease was primarily due to the increase in the Medicare Cap charge in the nine months ended September 30, 2004 and a lower mix of general inpatient care patients, partially offset by the October 1, 2003 Medicare reimbursement rate increase.

      Our average daily census of patients increased 15.1% to 5,225 for the nine months ended September 30, 2004 from 4,539 for the nine months ended September 30, 2003. This increase was attributable to an increase in the average length of stay to 118 days, for the nine months ended September 30, 2004 from 88 days for the nine months ended September 30, 2003. This was partially offset by a decline in patient admissions from 11,545 in the nine months ended September 30, 2004 as compared to 11,649 in the nine months ended September 30, 2003. At 118 days, our average length of stay is significantly higher than the industry average and is due in part to our relatively high mix of non-cancer patients, by hospice industry standards, though in line with total cancer deaths in the country. We believe that such patients generally have a higher average length of stay than cancer patients.

Patient Care Expenses

      Patient care expenses increased $17.7 million, or 21.5%, to $100.1 million for the nine months ended September 30, 2004, from $82.4 million for the nine months ended September 30, 2003 primarily as a result of average daily census increase. Of this increase, $13 million was attributable to increased salaries, benefits, payroll taxes and travel costs of hospice care providers, which increased as a result of the hiring of additional nurses, social workers and chaplains to accommodate actual and anticipated patient care growth, increased employee health insurance costs and the annual wage increase for all employees effective April 1, 2004 and new program costs. This increase in patient care expenses was also due to a $2 million increase in durable medical equipment expense and a $0.9 million increase in nursing homes costs, net.

      As a percentage of net patient revenue, patient care expenses increased to 66.5% for the nine months ended September 30, 2004 from 59.1% for the nine months ended September 30, 2003. These increases were primarily due to the increases in salaries, benefits and payroll cost of hospice care providers and, to a lesser extent, the increases in durable medical equipment and supplies expense and nursing homes costs, net. The increase to patient care expenses as a percent of net patient revenue was the result of the actual nominal increase in these expenses, combined with the significant reduction to net patient revenue due to the Medicare CAP charge.

General and Administrative Expenses (Exclusive of Stock-Based Compensation)

      General and administrative expenses increased $13.8 million, or 34.4% to $53.9 million in the nine months ended September 30, 2004 from $40.1 million in the nine months ended September 30, 2003. As a percentage of net patient revenue, general and administrative expenses increased to 35.8% in the nine months ended September 30, 2004 from 29.0% in the nine months ended September 30, 2003. Of the overall increase in general and administrative expenses 45.8% was due to a $9.8 million increase in salaries, payroll taxes, and benefits including health care and workers compensation, primarily related to the addition of personnel, especially in the marketing area due to increased staffing, and a 4.5% wage increase that went into effect in April 2004. The remainder of the increase was primarily due to increases in insurance expenses, new office leases and lease termination expense, and legal expense.

Depreciation and Amortization

      Depreciation and amortization expense increased $1.7 million, or 131%, to $3.0 million in the nine months ended September 30, 2004 from $1.3 million in the nine months ended September 30, 2003. The increase was primarily due to additional equipment purchases placed into service and the amortization of $3.7 million of capitalized software development costs associated with our new billing system, which was released in the December quarter of 2003 and September quarter of 2004.

Stock-Based Compensation

      Stock-based compensation was approximately $239,000 for the nine months ended September 30, 2004 and $1.2 million for the same period 2003. The 2003 figure included a $1.0 million compensation expense that resulted from the accelerated vesting of stock options in February 2003 to our Chief Executive Officer. Had the vesting not accelerated, a portion of the 2003 compensation expenses would have been recognized in 2004. The 2004 figure was also affected by our grant of 30,000 shares of restricted stock, for which $480,000 in compensation expenses will be recognized ratably over four years beginning in August 2004.

Non-Operating Income

      Non-operating income for the nine months ended September 30, 2004 was $248,000, compared to non-operating income for nine months ended September 30, 2003 of $112,000. The increase was due primarily to higher interest income on available cash balances during 2004.

Income Tax

      In 2004, we recorded a taxable benefit of $2.3 million on our loss given that we believe it is more likely than not that we are able to recover our existing deferred tax assets. In 2003, we recorded $4.3 million in income tax expense, reflecting an effective tax rate of 22% for the year, and exhausted the balance of valuation allowances from prior years. In 2002, we had no federal income tax expense and $0.3 million of state income tax expense, due to our ability to utilize net operating tax loss carryforwards. Our effective tax rate in 2002 and 2003 was lower than the statutory rate due to utilization of valuation allowances.

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

Patient Care Expenses

      Patient care expenses increased $34.8 million, or 43.6%, from $$79.8 million in 2002 to $114.6 million in 2003. Of this increase, 69.3% was due to a $24.1 million increase in salaries, benefits and payroll taxes and travel costs of hospice care providers, including pay increases for our existing care providers and costs associated with additional personnel hired to provide care to our increased census of patients. The remainder of the increase was due to an increase in purchased services, durable medical equipment and medical supplies required to provide care to our increased census of patients and an increase in nursing home costs, net. As a percentage of net patient revenue, patient care expenses decreased from 60.0% in 2002 to 59.8% in 2003. This decrease was primarily due to the increase in net patient revenue per patient, per day in 2003, coupled with a decrease in the average cost of pharmaceuticals and durable medical equipment on a per patient, per day basis in 2003. Patient care expenses as a percentage of net patient revenue in 2003 was adversely impacted by the increased reductions to net patient revenues for estimated claim denials and estimated Medicare CAP charges.

General and Administrative Expenses (Exclusive of Stock-Based Compensation)

      General and administrative expenses increased $12.0 million, or 28.2%, from $42.5 million in 2002 to $54.5 million in 2003. As a percentage of net patient revenue, general and administrative expenses decreased from 32.0% in 2002 to 28.4% in 2003. Of the overall increase in general and administrative expenses 70.8% was due to a $8.5 million increase in salaries, payroll taxes, and benefits, primarily related to the addition of program-level personnel, and a 3.3% wage increase that went into effect in April 2003. The remainder of the increase was primarily due to increases in insurance expenses, facility leases and corporate-level personnel additions.

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

Income Tax

      In 2003 we recorded $4.3 million in income tax expense, reflecting an effective tax rate of 22% for the year, and exhausted the balance of valuation allowances from prior years. In 2002, we had no federal income tax expense and $0.3 million of state income tax expense due to our ability to utilize net operating tax loss carryforwards.

Liquidity and Capital Resources

      Our principal liquidity requirements have been for working capital and capital expenditures. We have financed these requirements primarily with cash flow from operations. In December 2002, we completed our initial public offering of common stock in which we raised net proceeds of $48.1 million. As of September 30, 2004, we had cash and cash equivalents of $28.7 million, working capital of $58.7 million and short-term investments of $33.2 million. Additionally we have the ability to borrow under our revolving credit facility described below.

      Net cash provided by operating activities for nine months ended September 30, 2004 was $17.4 million despite a net loss due to an increase in our accounts payable and accrued expenses and a decrease in our patient accounts receivable. The increase in accrued expenses was significantly impacted by an increase of $13.7 million in accrued Medicare Cap liability from December 31, 2003. This accrued expense accrual now stands at $19.6 and the balance is likely to be paid in fiscal 2005 and 2006.

      Net cash used in investing activities was $4.3 million. This was due primarily to the investment in internally developed software and capital expenditures.

      Net cash provided by financing activities was $1.3 million for nine months ended September 30, 2004, which resulted from the exercise of the employee stock options.

      We currently maintain a revolving credit facility with Healthcare Business Credit Corporation, or HBCC, under which we may borrow, repay and re-borrow from time to time up to $30 million, based on 85% of the amount of our eligible accounts receivable. As of September 30, 2004, there were no borrowings under this facility.

      Advances under the HBCC revolving line of credit bear interest at an annual rate equal to, at our option, either the “prime rate” in effect from time to time, as reported in the “Money Rates” section of the Wall Street Journal, plus 1.5%, or the one-month London Interbank Borrowing Rate in effect from time to time, plus 3.0%. The applicable interest rate increases by 3.5% if there is an event of default. Accrued interest is due and payable weekly on advances under the revolving line of credit bearing interest at the prime rate. Accrued interest on advances bearing interest at the London Interbank Offering Rate is due and payable on the last business day of the month. The maturity date for the revolving line of credit is April 30, 2005. As of September 30, 2004, the effective interest rate for borrowings under this facility would have been 4.12% per annum.

      Our ability to borrow under the HBCC credit facility is predicated, in part, on our compliance with various conditions of the loan agreement, including financial covenants that require the company to maintain a minimum ratio of debt service coverage and minimum net worth ratio. Were we to default under the provisions of the loan agreement, the lender has the right to curtail further loan advances and exercise remedial rights. Due to the current period loss, we would have been out of compliance with the debt service coverage covenant however, the lender provided a waiver thru the maturity date of April 30, 2005.

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

      We expect that our principal liquidity requirements will be for working capital, including $19.6 million of accrued Medicare Cap liabilities, the development of new hospice programs, the acquisition of other hospice programs and capital expenditures. We expect that our existing funds and cash flows from operations will be sufficient to fund our principal liquidity requirements for at least the next twelve months. Our future liquidity requirements and the adequacy of our available funds will depend on many factors, including payment for our services, regulatory changes and compliance with new regulations, expense levels, capital expenditures, future development of new hospice programs and acquisitions.

Contractual Obligations

      The following table summarizes our significant contractual obligations at September 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. The total excludes amounts already recorded on our balance sheet as current liabilities as of September 30, 2004 (in thousands):

		Less than			More than
	Total	1 Year	1-2 Years	4-5 Years	5 Years

Total lease payments	$16,544	$4,461	$6,442	$4,247	$1,394

      The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts may be different depending on the time of receipt of goods or services or charges to agreed-upon amounts for some obligations.

      For the purpose of this table, contracted obligations for purchase commitments relating to of goods and services are defined as agreements that are enforceable and legally binding on VistaCare and that specify all significant terms, including fixed or minimum quantities to purchase and approximate timing of the transaction.

Interest Rate and Foreign Exchange Risk

Interest Rate Risk

      We do not expect our cash flow to be affected to any significant degree by a sudden change in market interest rates. We have not implemented a strategy to manage interest rate market risk because we do not believe that our exposure to this risk is material at this time. We invest excess cash balances in money market accounts with average maturities of less than 90 days and our short-term investments generally are variable rate or contain interest reset features which causes their face value to be relatively stable.

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

Recent Accounting Pronouncements

      In June of 2004, the Financial Accounting Standards Board issued a proposed statement, Fair Value Measurements. This proposed statement provides guidance for how to measure fair value. The statement would apply to financial and non-financial assets and liabilities measured at fair value under other accounting pronouncements. This proposed statement would define fair value as “the price at which an asset or liability would be changed in current transaction between knowledgeable parties. The proposed statement would be effective for financial statements issued for fiscal years beginning after June 2005. The adoption of this proposed statement is not expected to have a material effect on our financial position for results of operations.

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

      In March 2004, the FASB issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective and have been adopted for the Company’s fiscal year ended October 30, 2004. The Company will evaluate the effect, if any, of EITF Issue No. 03-1 when final guidance is released.

Forward-Looking Statements

      This Transition Report on Form 10-K contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We have included important factors in the cautionary statements below under the heading “Factors That May Affect Future Results” that we believe could cause our actual results to differ materially from the forward-looking statements we make. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors That May Affect Future Results

We are dependent on payments from Medicare and Medicaid. Changes in the rates or methods governing these payments for our services could adversely affect our net patient revenue and profitability.

      Approximately 96.6%, 96.8% and 97.2 of our net patient revenue for the years ended December 31, 2002, 2003, and the nine months ended September 30, 2004, respectively, consisted of payments from Medicare and Medicaid programs. Because we generally receive fixed payments for our hospice care services based on the level of care provided to our hospice patients, we are at risk for the cost of services provided to our hospice patients. We cannot assure you that Medicare and Medicaid will continue to pay for hospice care in the same manner or in the same amount that they currently do. Reductions in amounts paid by government programs for our services or changes in methods or regulations governing payments, which would likely result in similar changes by private third-party payors, could adversely affect our net patient revenue and profitability.

Our profitability may be adversely affected by limitations on Medicare payments and Medicare Cap calculations.

      Medicare payments for hospice services are subject to an annual Cap, which for the twelve months ended October 31, 2004 was $19,635.67. Compliance with the Medicare Cap is measured by calculating the annual Medicare payments received by a hospice provider with respect to services provided to all Medicare hospice care beneficiaries and comparing the result with the product of the per-beneficiary Cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice provider during the relevant period. There is a further negative adjustment for the Cap calculation to the extent our first time beneficiaries are later admitted to another provider and also a positive adjustment for a second time beneficiary admitted into our provider, each on a pro-rated basis, based on days of service. We reflected as a reduction to net patient revenue approximately $4.6 million in 2003 and $14.8 million in 2004 as a result of estimated reimbursements in excess of the Medicare Cap. Our ability to comply with this limitation depends on a number of factors relating to a given hospice program, including the rate at which our patient census increases, the average length of stay and the mix in level of care. For the Medicare regulatory year ended October 31, 2003, our fiscal intermediary, for the first time, included in its calculation of our Medicare Cap assessments a pro-ration for the number of days of care our patients received from other hospice providers either before or after we provided service to our patients. This method of calculation exposes us to additional uncertainty in estimating and reserving for Medicare Cap liabilities due to the inherent inability to predict a patient’s need, eligibility, or intention to seek hospice care from a different provider before obtaining our services or after discharge from our service. In addition, Medicare Cap exposure cannot be estimated with certainty due to the occurrence of factors which influence that liability calculation late in the Medicare regulatory year, such as the number of first-time beneficiary admissions that occur in the year. We monitor and adjust our estimates for Medicare Cap liability throughout the year and periodically adjust our reserves based upon actual experience and perceived trends. Our reserve for Medicare cap exposure is an estimate based upon our predictions of future events, precluding our ability to exactly forecast all Medicare Cap liability during the fiscal year. Our profitability may be adversely affected if, in the future, we are unable to comply with this and other Medicare payment limitations.

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

      For our patients receiving nursing home care under certain state Medicaid programs, the applicable Medicaid program pays us an amount equal to no more than 95% of the Medicaid per diem nursing home rate for “room and board” services furnished to the patient by the nursing home in addition to the applicable Medicare or Medicaid hospice per diem payment. We, in turn, are generally obligated to pay the nursing home for these room and board services at a rate between 90% and 100% of the full Medicaid per diem nursing home rate. In the past, we have experienced situations where both we and the Medicaid program have paid a nursing home for the same room and board service and the Medicaid program has imposed on us the burden of recovering the amount we previously paid to the nursing home. There can be no assurance these situations will not recur in the future or that if they do, we will be able to fully recover from the nursing home.

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

      We began operations in November 1995. For 1999, 2000 and 2001, we recorded net losses before accrued preferred stock dividends of $0.8 million, $0.4 million and $6.7 million, respectively. We recorded net income of $3.5 million and $15.2 million before accrued preferred stock dividends for the years ended December 31, 2002 and 2003 respectively and a net loss of $4.2 million for the nine months ended September 30, 2004. As of September 30, 2004, we have an accumulated deficit of $18.5 million. We cannot assure you that we will operate profitably in the future. In addition, we may experience significant quarter-to-quarter variations in operating results. We are pursuing a growth strategy focused primarily on same-store growth but also involving the development of new programs and acquisitions. Our growth strategy may involve, among other things, increased marketing expenses, significant cash expenditures, debt incurrence and other expenses that could negatively impact our profitability on a quarterly and an annual basis. Our net patient revenue could be adversely impacted by a number of factors, in particular, reductions in Medicare payment rates and patient lengths of stay, which may not be within our control.

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

      We believe that the success of our business strategy and our ability to operate profitably depends on the continued employment of our senior management team. If key members of our senior management team become unable or unwilling to continue in their present positions, our business and financial results could be materially adversely affected. In particular, we believe the continued employment of each of Richard R. Slager, Chairman of our board of directors and Chief Executive Officer, Mark E. Liebner, Chief Financial Officer, Carla Davis Hughes, Executive Vice President, Stephen Lewis, Senior Vice President and General Counsel, Kris Jamsa, Executive Vice President of Education and Technology, and Ronald F. Watson, Executive Vice President of Corporate Development, is important to our future growth and competitiveness. We have entered into management agreements with Messrs. Slager, Liebner, Lewis, Jamsa and Watson and Ms. Hughes to provide them with incentives to remain employed by us. However, there can be no assurance that any of these individuals will continue to be employed by us.

If any of our hospice programs fail to comply with the Medicare conditions of participation, that hospice program could lose its Medicare certification, thereby adversely affecting our net patient revenue and profitability.

      Each of our hospice programs must comply with the extensive conditions of participation to remain certified under Medicare guidelines. If any of our hospice programs fails to meet any of the Medicare conditions of participation, that hospice program may receive a notice of deficiency from a state surveyor designated by Medicare to measure the hospice program’s level of compliance. The notice may require the hospice program to prepare a plan of correction and undertake other steps to ensure future compliance with the conditions of participation. If a hospice program fails to correct the deficiencies or develop an adequate plan of correction, the hospice program may be required to suspend admissions or may have its Medicare or Medicaid provider agreement terminated. We cannot assure you that we will not lose our Medicare certification at one or more of our hospice programs in the future. Any such loss could adversely affect our net patient revenue and profitability as well as our reputation within the hospice care industry.

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

      Our largest competitors include Vitas Healthcare Corporation, a subsidiary of Chemed, Inc., Odyssey Healthcare, Inc., HCR Manor Care, Inc. and SouthernCare Hospice, Inc.

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

      A substantial portion of our total assets consists of intangible assets, primarily goodwill. Goodwill, net of accumulated amortization, accounted for approximately 14.9% of our total assets as of September 30, 2004. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As a result, we no longer amortize goodwill and indefinite lived intangible assets. Instead, we review them at least annually to determine whether they have become impaired. If they have become impaired, we charge the impairment as an expense in the period in which the impairment occurred. Any event which results in the significant impairment of our goodwill, such as closure of a hospice program or sustained operating losses, could have a material adverse effect on our profitability.

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

      During 2003, we began replacing the billing system with our proprietary software running on our CareNation operating platform. The full conversion to the proprietary software will continue throughout 2005. Accurate billing is crucial to reimbursement from third-party payors. If any unforeseen problems emerge in connection with our new billing software, billing delays and errors may occur, which could significantly increase the time that it takes for us to collect payments from payors and in some cases, our ability to collect at all. Any such increase in collection time or inability to collect could have a material adverse effect on our cash flows or result in a financial loss.

A material write-off of our capitalized software development costs and costs and problems related to the implementation of new software applications could have a material adverse effect on our profitability.

      As of September 30, 2004, our capitalized software development costs, net of amortization, was approximately $5.0 million, most of which amount related to the development of CareNation, our proprietary software platform, and related application modules. We anticipate that the development work on several application modules will be completed in the near term. If one or more of the application modules do not function as anticipated, we may be required to write off a significant amount of capitalized software development costs and we may experience significant disruptions in our operations, all of which could have a material adverse effect on our profitability. In addition, the costs associated with training our employees to use these new applications effectively and errors arising from being unfamiliar with the new applications could have a material adverse effect on our operations and profitability.

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

      There are currently numerous legislative and regulatory initiatives at both the state and federal levels that address patient privacy concerns. In particular, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, contains provisions that may require us to implement expensive new computer systems and business procedures designed to protect the privacy of each of our hospice patient’s individual health information. Final regulations addressing the security of patient health information were issued in February 2003 and we must be in compliance with them by April 21, 2005. We have not yet determined and cannot predict the total financial or other impact of these regulations on us. Compliance with these rules could require us to spend substantial sums, which could negatively impact our profitability.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Vista Care, Inc.

      We have audited the accompanying consolidated balance sheets of VistaCare, Inc. as of September 30, 2004 and December 31, 2003, and the related consolidated statements of operations, changes in preferred stock and stockholders’ equity, and cash flows for the nine months ended September 30, 2004 and for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the management of VistaCare, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VistaCare, Inc. at September 30, 2004 and December 31, 2003, and the consolidated results of its operations and its cash flows for the nine months ended September 30, 2004 and for each of the two years in the period ended December 31, 2003 in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Phoenix, Arizona

November 29, 2004

VISTACARE, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003

	(In thousands, except
	share related amounts)
ASSETS
Current assets:
Cash and cash equivalents	$28,687	$14,328
Short-term investments	33,165	32,865
Patient accounts receivable	17,495	24,266
Patient accounts receivable — room & board	8,789	10,041
Prepaid expenses	3,404	1,837
Other current assets	3,014	1,842
Deferred tax assets	10,676	5,488

Total current assets	105,230	90,667
Fixed assets, net	5,379	4,537
Goodwill	20,564	20,564
Other assets	6,619	6,453

Total assets	$137,792	$122,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,367	$338
Accrued expenses	45,117	30,321
Current portion of capital lease obligations	5	88

Total current liabilities	46,489	30,747
Deferred tax liabilities	3,776	3,398
Stockholders’ equity:
Class A Common Stock, $0.01 par value; authorized 33,000,000 shares; 16,209,282 and 15,967,281 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	162	159
Additional paid-in capital	107,084	103,253
Deferred compensation	(1,175)	(1,024)
Accumulated deficit	(18,544)	(14,312)

Total stockholders’ equity	87,527	88,076

Total liabilities and stockholders’ equity	$137,792	$122,221

See accompanying notes.

VISTACARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months
	Ended
	September 30,	Year Ended December 31,
	2004	2003	2002

	(In thousands, except share
	related information)
Net patient revenue	$150,436	$191,656	$132,947
Operating expenses:
Patient care	100,096	114,631	79,752
General and administrative (exclusive of stock-based compensation charges reported below)	53,877	54,455	42,535
Depreciation and amortization	3,005	1,963	1,349
Stock-based compensation	239	1,329	427

Total operating expenses	157,217	172,378	124,063

Operating income (loss)	(6,781)	19,278	8,884

Non-operating income (expense):
Interest income	364	391	25
Interest expense	(68)	(126)	(935)
Other expense	(48)	(82)	(137)

Total non-operating income (expense)	248	183	(1,047)

Net income (loss) before income taxes	(6,533)	19,461	7,837
Income tax expense (benefit)	(2,301)	4,256	281

Net income (loss)	(4,232)	15,205	7,556
Accrued preferred stock dividends	—	—	4,052

Net income (loss) to common stockholders	$(4,232)	$15,205	$3,504

Net income (loss) per common share:
Basic net income (loss) per common share	$(0.26)	$0.97	$0.63

Diluted net income (loss) per common share	$(0.26)	$0.89	$0.52

Weighted average shares outstanding:
Basic	16,082	15,707	5,580

Diluted	16,082	17,038	6,766

See accompanying notes.

VISTACARE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY

	Stockholder’s Equity

	Preferred Stock

	Series A-2		Series A-1		Series B		Series C		Series D		Common Stock		Additional
													Paid-In	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total

	(In thousands)
Balance January 1, 2002	29	$292	375	$3,713	485	$35,383	402	$2,264	60	$3,597	5,099	$50	$1,279	$(396)	$(33,021)	$(32,088)
Accrued preferred stock dividends						3,472		222		358					(4,052)	(4,052)
Exercise of stock options											77	2	243			245
Exercise of warrants											200	2	3			5
Deferred compensation related to stock options													2,748	(2,748)		—
Deferred compensation related to cancelled stock options													(165)	165		—
Amortization of deferred compensation														427		427
Conversion of Series A-1 preferred stock in connection with initial IPO			(375)	(3,713)							309	3	3,710			3,713
Redemption of Series A-2 preferred stock in connection with initial IPO	(29)	(292)														—
Issuance of common shares in connection with initial IPO											4,500	45	48,100			48,145
Conversion of Series B, C & D preferred stock in connection with initial IPO					(485)	(38,855)	(402)	(2,486)	(60)	(3,955)	5,294	53	45,243			45,296
Net income															7,556	7,556

Balance December 31, 2002	—	—	—	—	—	—	—	—	—	—	15,479	155	101,161	(2,552)	(29,517)	69,247
Exercise of stock options											468	4	2,167			2,171
Exercise of warrants											20
Deferred compensation related to canceled stock options													(199)	199
Tax effect of stock option exercises													634			634
Secondary offering costs													(510)			(510)
Amortization of deferred compensation														1,329		1,329
Net income															15,205	15,205

Balance December 31, 2003											15,967	159	103,253	(1,024)	(14,312)	88,076
Exercise of stock options											242	3	1,367			1,370
Deferred compensation related to cancelled stock options											—	—	(91)	91	—	—
Tax effect of stock option exercises											—	—	2,074	—	—	2,074
Amortization of deferred compensation											—	—	—	239	—	239
Restricted stock grant													481	(481)		—
Net loss											—	—	—	—	(4,232)	(4,232)

Balance September 30, 2004											16,209	$162	$107,084	$(1,175)	$(18,544)	$87,527

VISTACARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended	Year Ended December 31,
	September 30,
	2004	2003	2002

	(In thousands)
Operating activities
Net (loss) income	$(4,232)	$15,205	$7,556
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,005	1,963	1,349
Warrant amortization	—	—	303
Loss on disposal of assets	—	23	—
Amortization of deferred compensation related to stock options and grants	239	1,329	427
Deferred income tax benefit (expense)	(4,810)	(2,090)	—
Tax benefit of stock option exercises	2,074	634	—
Changes in operating assets and liabilities:
Patient accounts receivable	8,023	(7,620)	(10,130)
Prepaid expenses and other	(2,739)	(2,674)	(1,178)
Accounts payable and accrued expenses	15,825	5,647	7,815

Net cash provided by operating activities	17,385	12,417	6,142
Investing activities
Short-term investments purchased	(141,282)	(219,046)	—
Short-term investments sold	140,982	186,182	—
Site acquisition	—	—	(2,512)
Purchases of equipment	(2,055)	(3,004)	(1,469)
Internally developed software capitalized	(1,051)	(1,768)	(1,979)
Increase in other assets	(907)	(879)	(48)

Net cash used in investing activities	(4,313)	(38,515)	(6,008)
Financing activities
Net payments on debt	83	(339)	(10,516)
Proceeds from issuance of common stock from exercise of stock options	1,370	2,171	245
Net proceeds from initial public offering	—	—	48,145
Secondary costs	—	(510)	—
Conversion of warrants	—	—	5
Repurchase of preferred stock	—	—	(292)

Net cash provided by financing activities	1,287	1,322	37,587

Net (decrease) increase in cash	14,359	(24,775)	37,721
Cash and cash equivalents, beginning of period	14,328	39,104	1,383

Cash end of period	$28,687	$14,328	$39,104

Cash and short-term investments, end of period	$61,852	$47,193	$39,104

Supplemental cash flow data
Interest paid	$68	$126	$980

Non-cash activity
Capital lease obligations	$—	$—	$—
Accrued preferred stock dividends	$—	$—	$4,052
Acquisition note payable	$—	$—	$250
Preferred stock conversion	$—	$—	$49,009

See accompanying notes to consolidated financial statements.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Description of Business

      VistaCare, Inc. (VistaCare), is a Delaware corporation providing medical care designed to address the physical, emotional, and spiritual needs of patients with a terminal illness and to support their family members. Hospice services are provided predominately in the patient’s home; however, certain patients require inpatient services. These inpatient services are provided by VistaCare at its stand-alone inpatient facility in Cincinnati, Ohio, and through leased beds at unrelated hospitals and skilled nursing facilities on a per diem basis. VistaCare provides services in Alabama, Arizona, Colorado, Georgia, Indiana, Massachusetts, New Mexico, Nevada, Ohio, Oklahoma, Pennsylvania, South Carolina, Texas and Utah.

1.	SIGNIFICANT ACCOUNTING POLICIES

Change in Year End

      On August 10, 2004 VistaCare’s Board of Directors changed the Company’s fiscal year end from December 31 to September 30. The nine-month results now being reported by the Company relate to the transitional fiscal period ended September 30, 2004.

Basis of Presentation

      The accompanying consolidated financial statements include accounts of VistaCare and its wholly-owned subsidiaries: VistaCare USA, Inc., Vista Hospice Care, Inc., and FHI Health Services, Inc. (including its wholly-owned subsidiaries). Intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

      Cash and cash equivalents include highly liquid investments with a maturity of three months or less when purchased. Cash equivalents are carried at cost which approximates fair value.

Short-Term Investments

      VistaCare accounts for investments under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Investments. VistaCare’s investments are classified as available-for-sale. VistaCare defines short-term investments as income yielding securities that can be converted into cash. Short-term investments include tax-exempt auction rate securities. Those investments are carried at cost which approximates fair value. All of the short-term investments have maturing dates in excess of ten years from September 30, 2004. Realized gains (losses) amounts to $283,626 and $349,099 for the nine-months ended September 30, 2004 and the year ended December 31, 2003, respectively; and are included in interest income. The investments are comprised of tax-exempt auction rate securities (primarily municipal bonds) with a rating of AAA or Aaa.

Patient Accounts Receivable

      VistaCare receives payment for services provided to patients from third-party payors including federal and state governments under the Medicare and Medicaid programs and private insurance companies. Approximately 89% and 87% of VistaCare’s accounts receivable were from Medicare and Medicaid as of December 31, 2003 and September 30, 2004, respectively. VistaCare also receives reimbursements from state Medicaid programs for room and board services provided at contracted nursing homes (see “Nursing Home Costs” below).

Fixed Assets

      Fixed assets consist of equipment, furniture, fixtures and leasehold improvements which are recorded at cost. Equipment acquired with the acquisitions of FHI Health Services, Inc., Vencor Hospice, Inc. (VistaCare USA, Inc.) and Palliative Care Concepts, Inc. was recorded at estimated fair value on the date of

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition. Depreciation is calculated on the straight-line method over the estimated useful lives of depreciable assets, typically five years.

Capitalized Software Development Costs

      VistaCare capitalizes certain internal salaries related to the development of computer software used in its operations. Such capitalized software development costs are being amortized over three years. Capitalized software development costs, net of amortization, included in other assets, amounted to $4,984,000 and $5,296,000 as of September 30, 2004 and December 31, 2003, respectively. Costs incurred during the preliminary project stage and post implementation/operations stage are expensed as incurred. In November 2003, we released our billing system for Medicare and commercial claims and the capitalized costs totaled approximately $4,298,000. In September 2004, we released our billing system for Medicaid and the Medicaid module’s capitalized costs totaled approximately $313,000.

Acquisition

      In August 2002, VistaCare completed the acquisition of Palliative Care Concepts, Inc., a hospice program in Albuquerque, New Mexico. VistaCare paid $2,500,000 in cash and issued a $250,000 unsecured promissory note to the seller in connection with the acquisition. The purchase price was allocated primarily to goodwill.

Goodwill

      VistaCare reviews the impairments of goodwill annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors the Company considers important which could trigger an impairment review would include; significant underperformance relative to expected historical or projected future operating, a change in our overall business strategy, and significant negative industry or economic trends. VistaCare determined that no impairment of goodwill existed as of September 30, 2004.

Net Patient Revenue

      Net patient revenue is the amount VistaCare believes it is entitled to collect for its services, adjusted as described below. The amount VistaCare believes it is entitled to collect for its services varies depending on the level of care provided, the payor and the geographic area where services are rendered. Net patient revenue includes adjustments for charity care and estimated payment denials (which VistaCare experiences from time to time for reasons such as its failure to submit complete and accurate claim documentation, its failure to provide timely written physician certifications as to patient eligibility, or the payor deems the patient ineligible for insurance coverage), contractual adjustments, amounts VistaCare estimates it could be required to repay to Medicare, such as payments that VistaCare would be required to make in the event that any of its programs exceed the annual Medicare Cap, and subsequent changes to initial level of care determinations. VistaCare adjusts its estimates from time to time based on its billing and collection experience. VistaCare believes that it can reasonably estimate such adjustments to net patient revenue because it has significant historical experience and because it has a centralized billing and collection department that continually monitors the factors that could potentially result in a change in estimate. There were no material changes in estimates to net patient revenue in 2002, 2003 and 2004, other than the change described in the following section entitled “Medicare and Medicaid Regulations.” VistaCare recognizes net patient revenue once the patient’s hospice eligibility has been certified, the patient’s coverage from a payment source has been verified and services have been provided to that patient.

      Approximately 97% of VistaCare’s net patient revenue was derived from the Medicare and Medicaid programs for the year ended December 2002 and 2003 and for the nine months transitioned year ended

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2004, respectively. VistaCare operates under arrangements with Medicare, Medicaid and other third-party payors pursuant to which these payors reimburse VistaCare for services it provides to hospice-eligible patients these payors cover, subject only to VistaCare’s submission of adequate and timely claim documentation. VistaCare has a patient intake process that screens patients for hospice eligibility and identifies whether their care will be covered by Medicare, Medicaid, private insurance, managed care or self-pay. Whether Medicare or Medicaid continue to provide reimbursement for hospice care is dependent upon governmental policies.

Medicare and Medicaid Regulation

      VistaCare is subject to certain limitations on Medicare payments for services. Specifically, if the number of inpatient care days of care any hospice provider provides to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provides to all patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine home care rate. None of VistaCare’s hospice programs exceeded the payment limits on inpatient services in 2002, 2003 or 2004.

      VistaCare is also subject to an annual Medicare Cap. Compliance with the Medicare Cap is measured by comparing the total Medicare payments received by a provider with respect to services provided to all Medicare hospice care beneficiaries between November 1 of each year and October 31 of the following year (the Medicare regulatory year), and the product of the per-beneficiary Cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice provider during the relevant period. This amount is further increased or reduced for the pro-ration of service dates for patients who received services from other hospice providers prior to or after their admission into a VistaCare provider and fiscal intermediary disallowances of certain beneficiaries. If actual Medicare reimbursements to that provider exceed that amount, Medicare requires that we repay the difference to Medicare. VistaCare recorded reductions to net patient revenue of approximately $863,000, $4,652,000 and $14,771,000 for the years ended December 31, 2002 and 2003, and the nine months ended September 30, 2004 respectively, as estimates for exceeding the Medicare Cap. As of the date of this report, we have received assessment letters totaling $7.5 million for all providers for the Medicare regulatory year 2003 and have not yet been assessed for exceeding the Cap for the assessment period that began on November 1, 2003. The $14.8 million reduction to revenue for Medicare Cap during the nine months ended September 30, 2004 includes:

•	$1.6 million in actual assessment from letters received from our fiscal intermediary between June to October of 2004 for the 2003 Medicare regulatory year, related to pro-ration of service dates for patients who received services from other hospice programs prior to or after their admission into a VistaCare program and technical disqualifications of cap credits. While pro-ration of patient service dates are a more significant issue in 2004, the assessments in 2003 were more significantly impacted by differences between technical disqualifications of Cap credits and payment data;

•	$11.2 million for patient service dates during the 2004 Medicare regulatory year; and

•	$2.0 million for pro-ration for patient service dates based on increased patient discharges and estimated services that these 2004 patients may receive from other hospice programs during the 2005 Medicare regulatory year.

      We actively monitor each of our programs to determine whether they are likely to exceed the Medicare Cap. If we determine that a program is likely to exceed the Cap, we attempt to institute corrective action, such as a change in patient mix. However, to the extent we believe our corrective action will not be successful, we estimate the amount that we could be required to repay to Medicare and accrue that amount as a reduction to

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net patient revenue. Throughout the year, we review our operating experience and adjust our estimate of potential Medicare Cap liability. The accuracy of our estimates is affected by factors, which include:

•	the actual number of Medicare patient admissions and discharges and the dates of occurrence of each;

•	the average length of stay at each program with those over 170 days most likely to generate Cap exposure;

•	our success in implementing corrective measures;

•	possible enrollment of beneficiaries in our programs who, without our knowledge, may have previously elected Medicare hospice coverage through another hospice provider;

•	the possible enrollment of beneficiaries in a third-party program who had been on previous hospice service within one of our own programs and whose per-beneficiary Cap amount is prorated for the days of service for the subsequent hospice admission;

•	Fiscal intermediary disallowances of certain beneficiaries;

•	uncertainty surrounding length of patient stay in various patient groups, particularly with respect to non-oncology patients; and

•	the fact that we are not advised of the actual per-beneficiary cap credit amount that will be used by Medicare until the last month of the Medicare fiscal year, requiring us to use an estimate of that amount throughout the year.

      While we endeavor to record an accurate estimate of Cap liability, for the Medicare fiscal year ended October 2003, actual assessments differed from our recorded estimate. Actual assessments for the Medicare fiscal year ended October 2004 may also differ from the amount we have recorded as an estimate due to the factors listed above.

      We recorded reductions to net patient revenue of $4.6 million in 2003, and $14.8 million in 2004, for exceeding the per-beneficiary Cap. As of the date of this report, we have received assessment letters totaling $7.5 million for all programs for the 2003 Medicare regulatory year and have not been assessed for exceeding the Medicare Cap for the assessment period that began on November 1, 2003.

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

Charity Care

      VistaCare provides care at no cost to patients who are not eligible for insurance coverage and meet certain financial need criteria established by VistaCare. Charity care totaled approximately $1,568,000, $2,939,000 and $1,544,000 for the years ended December 31, 2002 and 2003, and the nine months ended September 30, 2004, respectively. Because VistaCare does not pursue collection of amounts determined to qualify as charity care, these amounts are not recorded in net patient revenue. Costs VistaCare incurs in providing charity care are recorded as patient care expenses.

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

      Nursing home costs totaled approximately $24,500,000, $35,100,000 and $34,290,000 for the years ended December 31, 2002 and 2003, and the nine months ended September 30, 2004, respectively. Nursing home revenue totaled approximately $23,200,000, $30,300,000, and $30,900,000 for the years ended December 31, 2002 and 2003, and the nine months ended September 30, 2004, respectively.

Advertising Costs

      VistaCare expenses all advertising costs as incurred, which expenses totaled approximately $1,180,000, $2,070,000, and $2,048,000 for the years ended December 31, 2002 and 2003, and nine months ended September 30, 2004, respectively.

Income Taxes

      VistaCare accounts for income taxes under the liability method as required by Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on temporary differences between financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which the related taxes are expected to be paid or recovered. Valuation allowances were established against the deferred tax assets in 2002 due to the uncertainty of VistaCare’s ability to recover its deferred tax assets in the future.

Insurance

      VistaCare is covered by a general liability insurance policy on an occurrence basis with limits of $1.0 million per occurrence and $3.0 million in the aggregate. VistaCare is also covered by a healthcare professional liability insurance policy on a claims-made basis with limits of $1.0 million for each medical incident and $3.0 million in the aggregate. VistaCare maintains workers compensation coverage at the statutory limits and an employer’s liability policy with a $1 million limit, both with a $250,000 deductible per occurrence. We also maintain a policy insuring hired and non-owned automobiles with a $1.0 million limit of liability and a $1.0 million deductible. In addition, VistaCare maintains umbrella coverage with a limit of $10.0 million excess over the general, professional, hired and non-owned automobile and employer’s liability policies. VistaCare has not experienced any uninsured health care negligence losses.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      VistaCare had retrospective workers compensation insurance policies for the 2002 and 2003 policy periods and as of September 30, 2004 has recorded a $621,000 reserve for future losses associated with these periods. For the policy period the 2004 policy period VistaCare has a high deductible plan that required VistaCare to fund $2.4 million to a depleting cash fund during 2004. As of September 30, 2004 VistaCare’s has recorded a long-term asset associated with the depleting cash fund balance of $813,000. In addition VistaCare has recorded approximately $2 million in prepaid expenses and a $536,000 accrual for future losses associated with the 2004 policy year.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

      VistaCare’s cash and cash equivalents, short-term investments, patient accounts receivable, and long-term debt represent financial instruments as defined by Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. The carrying value of these financial instruments is a reasonable approximation of fair value.

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

      If compensation for options granted under VistaCare’s stock option plans had been determined based on the deemed fair value at the grant date consistent with the method provided under SFAS 123, then VistaCare’s net (loss) income would have been as indicated in the pro forma table below (in thousands, except share related information)(See Note 8 for further discussion of VistaCare’s stock- based employee compensation).

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months	Year Ended
	Ended	December 31,
	September 30,
	2004	2003	2002

Net (loss) income to common stockholders:
As reported:	$(4,232)	$15,205	$3,504
Deduct total stock-based compensation expense determined under fair value method for all awards, net of tax impact	(1,412)	(980)	(146)

Pro forma net (loss) income to common stockholders	$(5,646)	$14,225	$3,358

Basic net (loss) per common share:
As reported	$(0.26)	$0.97	$0.63
Pro forma	(0.35)	0.91	0.60
Diluted net (loss) per common share:
As reported	$(0.26)	$0.89	$0.52
Pro forma	(0.35)	(0.83)	0.50
Weighted average shares used in computation:
Basic	16,082	15,707	5,580
Diluted	16,082	17,038	6,766

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

Earnings Per Share

      Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period plus the effect of potentially dilutive securities, including outstanding warrants and employee stock options (using the treasury stock method). The effect of dilutive securities amounting to 877,000, 0, and 5,090,000 were not included in the diluted earning per share calculation for the nine months ended September 30, 2004 and the year ended December 31, 2003 and 2002, respectively, because inclusion of the securities would be anti-dilutive.

Reclassifications

      Certain amounts in the 2003 and 2002 financial statements have been reclassified to conform to the 2004 presentation.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

      In June of 2004, the Financial Accounting Standards Board issued a proposed statement, Fair Value Measurements. This proposed statement provides guidance for how to measure fair value. The statement would apply to financial and non-financial assets and liabilities measured at fair value under other accounting pronouncements. This proposed statement would define fair value as “the price at which an asset or liability would be changed in current transaction between knowledgeable parties. The proposed statement would be effective for financial statements issued for fiscal years beginning after June 2005. The adoption of this proposed statement is not expected to have a material effect on our financial position for results of operations.

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

      In March 2004, the FASB issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective and have been adopted for the Company’s fiscal year ended September 30, 2005. The Company will evaluate the effect, if any, of EITF Issue No. 03-1 when final guidance is released.

2.	Fixed Assets

      A summary of fixed assets follows (in thousands):

	September 30,	December 31,
	2004	2003

Equipment	$8,106	$6,860
Furniture and fixtures	1,886	1,551
Leasehold improvements	1,309	849

Total fixed assets	11,301	9,260
Accumulated depreciation	(5,922)	(4,723)

Fixed assets, net	$5,379	$4,537

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Other Assets

      A summary of other assets following (in thousands):

	September 30,	December 31,
	2004	2003

Computer software, net of allowance of $1,670 and $1,241 as of September 30, 2004 and December 31, 2003, respectively	$400	$528
Internally developed software, net of allowance of $2,118 and $755 as of September 30, 2004 and December 31, 2003, respectively	4,984	5,296
Refundable deposits	387	594
Notes receivable	36	35
Worker’s compensation, cash	812	—

Total other assets	$6,619	$6,453

4.	Accrued Expenses

      A summary of accrued expenses follows (in thousands):

	September 30,	December 31,
	2004	2003

Treatment costs	$11,386	$11,932
Self-insured health costs	3,027	3,087
Salaries and payroll taxes	4,019	3,157
Medicare CAP accrual	19,584	5,915
Accrued taxes	—	1,926
Accrued PTO	2,615	2,274
Accrued administrative expenses	4,486	2,030

Total accrued expenses	$45,117	$30,321

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Income Taxes

      The components of income tax expense (benefit) follows (in thousands):

	Nine Months Ended	Year Ended December 31,
	September 30,
	2004	2003	2002

Current taxes:
Federal	$2,207	$4,810	$—
State	302	1,536	281

Current income tax expense	$2,509	$6,346	$281

Deferred taxes:
Federal	(4,070)	(1,798)	—
State	(740)	(292)	—

Deferred income tax expense (benefit)	(4,810)	(2,090)	—

Total income tax expense (benefit)	(2,301)	4,256	281

      The reconciliation of income tax expense (benefit) computed at the federal statutory tax rate to income tax expense (benefit) recorded is as follows (in thousands):

	Nine Months Ended
	September 30,		Year Ended December 31,

	2004		2003		2002

	Amount	Percent	Amount	Percent	Amount	Percent

Tax expense (benefit) at statutory rate	$(2,287)	(35)%	$6,811	35%	$2,810	34%
State taxes, net of federal benefit	(285)	(4)%	1,012	5%	496	6%
Change in valuation allowance	—	0%	(3,891)	(20)%	(2,584)	(31)%
Effect of permanent items	114	2%	70	0%	115	1%
Other	157	2%	254	2%	(556)	(6)%

Total income tax expense (benefit)	$(2,301)	(35)%	$4,256	22%	$281	4%

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of asset and liabilities for financial reporting purposes and the amounts used for income tax purposes at enacted rate. A summary of deferred tax assets and liabilities follows (in thousands):

	September 30,	December 31,
	2004	2003

Deferred tax assets:
Allowance for denials	$2,295	$2,420
Accrued expenses	8,033	3,068
Stock option compensation	348	—

Total deferred tax assets	10,676	5,488
Deferred tax liabilities:
Depreciation and amortization	1,832	1,273
Software development costs	1,944	2,125

Total deferred tax liabilities	3,776	3,398

Net deferred assets	$6,900	$2,090

      As of December 31, 2003, we had utilized all of our existing net operating tax loss carryforwards. In addition, we released the valuation allowance of $3.9 million in the third quarter of 2003. Although we experienced a $4.2 million loss for the nine months ended September 30, 2004, no valuation allowance was recorded as of September 30, 2004 as we have determined that it is more likely than not that we will be able to realize our deferred tax assets in future periods.

6.	Long-Term Debt

      In April 2001, VistaCare entered into a $30,000,000 revolving line of credit and a $3,000,000 term loan (credit facility). The credit facility is collateralized by substantially all of VistaCare’s assets including cash, accounts receivable and equipment. Loans under the revolving line of credit bear interest at an annual rate equal to, at VistaCare’s option, either the “prime rate” in effect from time to time, as reported in the “Money Rates” section of the Wall Street Journal, plus 1.5%, or the one-month London Interbank Borrowing Rate in effect from time to time, plus 3.0%. Accrued interest under the revolving line of credit is due (i) weekly, if VistaCare opts to pay interest at the prime rate, or (ii) on the last business day of the month, if VistaCare opts to pay interest at the London Interbank Borrowing Rate based rate. Due to the current period loss, we would have been out of compliance with the debt service coverage covenant, however, the lender provided a waiver thru the maturity date of April 30, 2005.

      Under the revolving line of credit, VistaCare may borrow, repay and reborrow an amount equal to the lesser of: (i) $30,000,000 or (ii) 85% of the estimated net value of eligible accounts receivable. The maturity date of the revolving line of credit is April 30, 2005. As of September 30, 2004, there was no balance outstanding on the revolving line of credit.

      The term loan was paid in full and terminated on December 27, 2002 with proceeds from VistaCare’s initial public offering.

      The credit facility contains certain customary covenants including those that restrict the ability of VistaCare to incur additional indebtedness, pay dividends under certain circumstances, permit liens on property or assets, make capital expenditures, make certain investments, and prepay or redeem debt or amend certain agreements relating to outstanding indebtedness. As of September 30, 2004, VistaCare was in compliance with the terms of such covenants.

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

      The Class B Common Stock is convertible into shares of Class A Common Stock at the holder’s option. At the closing of the IPO 141,904 shares of the Class B Common Stock were converted into shares of Class A Common Stock.

Common Stock Warrants

      In June 1999, VistaCare issued warrants to an institutional lender to purchase 336,000 shares of Class B Common Stock at an exercise price of $0.025 per share. The number of shares subject to the warrants was reduced to 200,000 in March 2000. In September 2002, the warrants were exercised in full.

      In December 1999, VistaCare issued warrants to a stockholder to purchase 20,000 shares of Class A Common Stock at an exercise price of $0.025 per share. In July 2003, the warrants were exercised in full.

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

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summary information related to the 1998 Plan is as follows:

	Number of	Weighted-
	Shares Under	Average
	Option	Exercise Prices

Options outstanding at January 1, 2002	1,506,400	$3.35
Granted	872,840	9.81
Exercised	(77,320)	3.16
Canceled	(251,200)	3.43

Options outstanding at December 31, 2002	2,050,720	6.19
Granted	262,160	25.79
Exercised	(468,286)	4.83
Canceled	(45,768)	7.95

Options outstanding at December 31, 2003	1,798,826	9.36
Granted	1,013,086	26.37
Exercised	(242,100)	5.60
Canceled	(75,568)	18.32

Options outstanding at September 30, 2004	2,494,244	$11.34

      For the years ended December 31, 2002 and 2003 and the nine months ended September 30, 2004, the weighted average grant date fair value of the options approximated $9.81, $25.74 and $25.43, respectively.

      Total stock options vested and exercisable as of December 31, 2002, 2003 and September 30, 2004 was 579,000, 773,000 and 843,000, respectively.

      In accordance with Accounting Principles Board Opinion No. 25 and its related interpretations, certain options were deemed to be subject to compensation charges. VistaCare recorded deferred compensation in connection with the grant of stock options to employees for the year ended December 31, 2002 and 2003 and nine months ended September 30, 2004 as follows:

•	For options granted in November 2001, February 2002, May 2002, and August 2002, the fair value on the grant dates, as determined by VistaCare’s board of directors, was approximately $3.75, $3.75, $6.25 and $12.50, respectively. In connection with VistaCare’s IPO, VistaCare determined that the estimated deemed fair value of its common stock for accounting purposes to be $5.35, $7.75, $10.33 and $13.75 as of November 2001, February 2002, May 2002 and August 2002, respectively. The compensation charge for these options results from the differential between the exercise price and deemed fair market value at the time of grant.

•	In November 2002, 320,000 stock options were granted to VistaCare’s Chief Executive Officer with an exercise price of $12.50 per share. The shares subject to the option vest on September 30, 2012. However, if the average closing price of VistaCare’s common stock during specified periods exceeds specified thresholds (which increase over time), the vesting of the option will be accelerated with respect to a portion of the shares covered by the option. These options are subject to a variable accounting charge until all options vest and as a result of this determination, the Compensation Committee of VistaCare’s Board of Directors modified the vesting period so as to accelerate the vesting period to February 24, 2003.

•	In August of 2004 VistaCare granted 30,000 shares of restricted stock to employees at no cost which will cause the Company to have to recognize $480,000 in compensation expense ratably over the four-year vesting period. The stock agreements include accelerated vesting provisions, which, may result in

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company having to accelerate the recognition of this deferred compensation expense. As of September 30, 2004, we had accrued a total of $1.2 million of deferred stock-based compensation relating to the foregoing options and grants.

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

      The following table summarizes the stock options outstanding exercisable as of September 30, 2004:

		Weighed Average	Unvested
		Outstanding	and	Vested and
Price	Outstanding	Contractual Life	Unexercisable	Exercisable

$0.00 Total	30,000	5.00	30,000	0
$1.68 Total	15,000	2.00	0	15,000
$2.50 Total	10,000	3.00	8,000	2,000
$3.75 Total	674,919	5.31	377,120	297,799
$6.25 Total	175,972	5.00	125,004	50,968
$12.50 Total	407,952	5.00	43,248	364,704
$15.00 Total	4,900	5.00	4,900	0
$15.17 Total	36,940	5.00	29,520	7,420
$15.31 Total	2,000	5.00	2,000	0
$15.47 Total	4,000	5.00	4,000	0
$15.51 Total	2,500	5.00	2,500	0
$15.67 Total	52,000	5.00	52,000	0
$15.78 Total	8,000	5.00	8,000	0
$15.92 Total	500	5.00	500	0
$15.95 Total	1,000	5.00	1,000	0
$16.00 Total	181,000	5.00	181,000	0
$16.26 Total	5,800	5.00	5,800	0
$16.36 Total	4,000	5.00	4,000	0
$16.66 Total	1,000	5.00	1,000	0
$16.69 Total	2,000	5.00	2,000	0
$17.00 Total	4,000	5.00	4,000	0
$17.12 Total	1,000	5.00	1,000	0
$17.35 Total	1,000	5.00	1,000	0
$17.49 Total	23,400	5.00	23,400	0
$17.87 Total	3,000	5.00	3,000	0
$18.14 Total	3,000	5.00	3,000	0
$18.22 Total	3,000	5.00	3,000	0
$18.28 Total	4,400	5.00	4,400	0
$18.40 Total	2,000	5.00	2,000	0
$18.52 Total	11,200	5.00	11,200	0
$18.72 Total	49,000	5.00	49,000	0

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighed Average	Unvested
		Outstanding	and	Vested and
Price	Outstanding	Contractual Life	Unexercisable	Exercisable

$18.76 Total	640		5.00	640
$18.86 Total	2,000		5.00	2,000
$19.01 Total	10,000		5.00	10,000
$19.15 Total	2,000		5.00	2,000
$19.23 Total	11,000		5.00	11,000
$19.66 Total	2,000		5.00	2,000
$20.30 Total	2,400		5.00	2,400
$23.21 Total	2,000		5.00	2,000
$23.41 Total	89,888		5.00	71,872
$24.35 Total	5,000		5.00	5,000
$25.40 Total	1,000		5.00	1,000
$25.69 Total	1,000		5.00	1,000
$26.29 Total	1,000		5.00	1,000
$26.73 Total	3,000		5.00	3,000
$27.00 Total	6,000		5.00	6,000
$27.04 Total	40,000		5.00	40,000
$27.21 Total	7,400		5.00	7,400
$27.32 Total	3,000		5.00	3,000
$27.47 Total	3,000		5.00	3,000
$27.82 Total	2,000		5.00	2,000
$27.90 Total	3,000		5.00	3,000
$28.00 Total	1,000		5.00	1,000
$28.35 Total	3,200		5.00	3,200
$29.90 Total	1,000		5.00	1,000
$30.99 Total	2,000		5.00	2,000
$31.80 Total	1,000		5.00	1,000
$32.32 Total	20,880		5.00	16,704
$33.09 Total	20,400		5.00	20,400
$33.27 Total	900		5.00	900
$33.50 Total	1,000		5.00	1,000
$33.68 Total	35,560		5.00	15,560
$33.83 Total	2,000		5.00	2,000
$33.92 Total	1,000		5.00	1,000
$34.02 Total	2,000		5.00	2,000
$34.09 Total	382,760		5.00	332,760
$34.50 Total	600		5.00	600
$34.76 Total	2,000		5.00	2,000
$34.90 Total	13,333		5.00	0
$35.01 Total	18,000		5.00	18,000
$36.20 Total	40,000		5.00	40,000

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighed Average	Unvested
		Outstanding	and	Vested and
Price	Outstanding	Contractual Life	Unexercisable	Exercisable

$36.25 Total	22,600		5.00	22,600
$36.69 Total	600		5.00	600
$38.44 Total	300		5.00	300
$39.08 Total	300		5.00	300
$40.15 Total	0		5.00	0
Grand Total	2,494,244		5.00	1,650,828

      Total stock options vested and exercisable as of December 31, 2003 and September 30, 2004 was 773,000 and 843,000 respectively.

      Pro forma information regarding net (loss) income is required by SFAS No. 123, Accounting for Stock-Based Compensation, which requires that the information be determined as if VistaCare had accounted for its employee stock options granted during the fiscal periods ended December 31, 2002 and 2003 and the nine months ended September 30, 2004 under the fair value method of SFAS 123 as disclosed in note 1. The deemed fair value for options granted prior to the IPO was estimated at the date of grant using the minimum value option valuation model, which assumes the stock price has no volatility since the common stock was not publicly traded at the time of grant. The following assumptions were used to calculate the deemed fair value of the option awards at the date of grant: no dividend payout expected, expected option life of 5 years and a risk-free interest rate averaging 6.0% for the years ended December 31, 2001 and 2002.

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

2002 Non-Employee Director Stock Option Plan

      In 2002, VistaCare established a Non-Employee Director Stock Option Plan, or the director plan, which authorizes the grant of options to purchase up to 300,000 shares of common stock to non-employee directors. Under the director plan, each future non-employee director will be granted a stock option to purchase 20,000 shares of common stock on the date he or she is first elected to VistaCare’s board of directors. Since 2003, each non-employee director has been granted an option to purchase 10,000 shares of VistaCare common stock, provided that he or she attended at least 75% of the meetings of the board of directors in the preceding year or any board committee on which he or she served. The exercise price for all options granted under the director plan will be equal to the fair market value of the common stock on the date of grant. Each option granted under the director plan will be immediately exercisable in full. Each option will expire on the earlier of ten years from the date of grant or on the first anniversary of the date on which the optionee ceases to be a director.

2002 Employee Stock Purchase Plan

      In 2002, VistaCare established a Employee Stock Purchase Plan, or the purchase plan, provides for the issuance of up to 200,000 shares of VistaCare common stock to participating employees.

      All VistaCare employees, including directors who are employees, and all employees of any participating subsidiaries, whose customary employment is more than 20 hours per week for more than five months in a

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

calendar year are eligible to participate in the purchase plan. Employees who would immediately after the grant own five percent or more of the total combined voting the shares in each offering period will be 85% of the closing price per share of the common stock on either the first or last day of the offering period, whichever is lower power or value of our stock or any subsidiary are not eligible to participate.

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

10.	401(k) Plans

      VistaCare maintains two plans qualified under Section 401(k) of the Internal Revenue Code. Under the 401(k) plans, a participant may contribute a maximum of 10% or 15%, depending on the plan under which he or she participates, of his or her pre-tax salary, commissions and bonuses through payroll deductions, up to the statutorily prescribed annual limit $12,000 in calendar year 2003. The percentage elected by more highly compensated participants may be required to be lower. In addition, at the discretion of the VistaCare board of directors, VistaCare may make discretionary matching and/or profit-sharing contributions into the 401(k) plans for eligible employees. For the years ended December 31, 2002 and 2003, and the nine months ended September 30, 2004, VistaCare made a discretionary match of approximately $14,000, $7,000 and $113,000, respectively.

11.	Minimum Lease Payments

      VistaCare conducts a major part of its operations from leased facilities which include one extended care centers and office space. The leases, which have varying terms, the latest of which expires in 2010, are classified as operating leases.

      Future minimum rental payments under noncancelable leases with terms in excess of one year as of September 30, 2004, follows (in thousands):

2005	$4,461
2006	3,735
2007	2,707
2008	2,187
2009	2,060
thereafter	1,394

$16,544

      Total rental expense was $3,015,000, $3,678,000 and $3,045,000 for the years ended December 31, 2002, 2003, and for the nine months ended September 30, 2004, respectively.

12.	Related Party Transactions

      VistaCare determined that no related party transactions existed as of September 30, 2004.

13.	Litigation

      The action of Bradeen et al. v. Vista Hospice Care, Inc. and Edward Raymond Lowe, which was previously disclosed in our Form 10-K and 10-Q reports, was settled in November 2003. This action related to

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a fatal motor vehicle accident involving a former VistaCare employee. As part of the settlement, we were required to pay a sum of money, all of which was covered by insurance proceeds.

      Since August 2004, approximately five complaints have been filed individually and on behalf of all others similarly situated in the United States District Court for the District of Arizona against the Company and two of its officers alleging violations of the federal securities laws arising out of recent declines in the Company’s stock price. Specifically, the complaints allege claims in connection with various statements and purported omissions to the public and to the securities markets relating to the Company’s August 2004 announcement of its decision to accrue an increased amount for the quarter ended June 30, 2004 as a reserve for potential liability due to the Medicare per-beneficiary Cap on reimbursement for hospice services. The Company expects that the five lawsuits will be consolidated and intends to vigorously defend these lawsuits. No assurances can be made that the Company will be successful in defense of such claims. If the Company is not successful in defense of such claims, it could be forced to make significant payments to our stockholders and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier. Even if such claims are not successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business, results of operations and financial position.

      Since August 2004, two shareholders have filed separate derivative lawsuits purportedly on behalf of the Company against several present and former officers and members of the Board of Directors of the Company in the United States District Court for the District of Arizona. The two derivative complaints, which have been consolidated before Judge Broomfield, allege breaches of fiduciary duties, abuse of control, mismanagement, waste of corporate assets and unjust enrichment, as a result of the same activities alleged in the class action lawsuits discussed above. The derivative complaint seeks attorney fees and the payment of damages to the Company. As of the date of this report, these derivative actions are at the pleading stage. Defendants have not been required to answer or respond and no discovery has been served by plaintiffs.

      In the normal course of business, we are subject to various lawsuits, proceedings, claims and other matters asserted under laws and regulations. We believe the amounts provided in our consolidated financial statements, as prescribed by generally accepted accounting procedures in the United States (GAAP), are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements. With respect to litigation facing the Company, management does not believe the ultimate outcome of the matters either individually or in the aggregate will have a material adverse impact on the Company.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Dilutive Securities

      The following table presents the calculation of basic and diluted net (loss) income per common share (in thousands, except per share information):

	Nine Months	Year Ended
	Ended	December 31,
	September 30,
	2004	2003	2002

Numerator
Net (loss) income	$(4,232)	$15,205	$7,556
Series B, C and D
Preferred Stock Dividends	—	—	(4,052)

Numerator for basic and diluted earnings per share — (loss) income available to common stockholders	$(4,232)	$15,205	$3,504

Denominator
Denominator for basic net (loss) income per share — weighted average shares	16,082	15,707	5,580
Effect of dilutive securities
Employee stock options	—	1,322	729
Series A-1 Preferred Stock	—	—	298
Common stock warrants	—	9	159

Denominator for diluted net (loss) income per share — adjusted weighted average shares and assumed conversion	16,082	17,038	6,766

Net (loss) income per common share:
Basic net (loss) income to common stockholders	$(0.26)	$.97	$0.63

Diluted net (loss) income to common stockholders	$(0.26)	$.89	$0.52

      The effect of dilutive securities amounting to 948,000, 0, and 5,090,000 were not included in the diluted earning per share calculation for the nine months ended September 30, 2004 and the year ended December 31, 2003 and 2002, respectively, because inclusion of the securities would be anti-dilutive.

15.	Allowance for Denials

      The allowance for denials for patient accounts receivable (including room and board charges) is as follows (in thousands):

	Balance at		Write-Offs,	Balance
	Beginning	Provision for	Net of	at End of
	of Year	Denials	Recoveries	Year

Year ended December 31, 2002	4,490	2,748	(2,876)	4,362
Year ended December 31, 2003	4,362	7,140	(5,452)	6,050
Nine months ended September 30, 2004	6,050	6,241	(6,406)	5,885

16.	Unaudited Quarterly Financial Information

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth certain unaudited quarterly financial information for the fiscal year ended December 31, 2003 and nine months ended September 30, 2004.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Fiscal year ended September 30, 2004
Net patient revenues	$53,649	$48,069	$48,719	—	$150,436
Gross profit	22,565	14,866	12,909	—	50,340
Net income (loss)	3,708	(1,751)	(6,189)	—	(4,232)
Earnings per share
Basic	$0.23	$(0.11)	$(0.38)	—	$(0.26)
Diluted	$0.22	$(0.11)	$(0.38)	—	$(0.26)
Fiscal year ended December 31, 2003
Net patient revenues	$42,001	$46,050	$50,042	$53,563	$191,656
Gross profit	17,916	18,337	19,482	21,290	77,025
Net income	2,824	3,822	3,827	4,732	15,205
Earnings per share
Basic	$0.18	$0.24	$0.25	$0.30	$0.97
Diluted	$0.17	$0.23	$0.22	$0.27	$0.89

      During the third quarter ended September 30, 2004 the Company recorded a charge for changes in estimate of $1.6 million relating to its 2003 Medicare Cap assessment liability from letters received from our fiscal intermediary between June to October of 2004 and an additional $890 thousand dollars for changes in its estimated Workers Compensation obligations.

17.	Purchase Commitment

      VistaCare determined that no purchase commitments existed as of September 30, 2004 that the Company had not accounted for.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2004. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

      (b) Changes in Internal Controls. No change in internal control over financial reporting (as defined in Rules 13a-51(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

      Not applicable.

PART III

      Some of the information required by this Part III will be included in the definitive proxy statement for our 2005 Annual Meeting of Stockholders, which for purposes of this report we refer to as our annual proxy statement. We plan to submit our annual proxy statement to the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report. That information is incorporated into this Part III by reference.

Item 10.	Directors and Executive Officers of the Registrant

      Certain information required by this item is contained under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, and the remainder is contained in our annual proxy statement under the heading “Election of Directors” and is incorporated herein by reference. Information relating to certain filings on Forms 3, 4, and 5 is contained in our annual proxy statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. Information required by this item pursuant to Items 401(h), 401(i), and 401(j) of Regulation S-K relating to an audit committee financial expert, the identification of the audit committee of our board of directors and procedures of security holders to recommend nominees to our board of directors is contained in our annual proxy statement under the heading “Corporate Governance” and is incorporated herein by reference.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

      (a) The following are filed as part of this report:

(1) Financial Statements

The following consolidated financial statements are included in Item 8:

•	Consolidated Balance Sheets at September 30, 2004 and December 31, 2003;

•	Consolidated Statements of Operations for the nine months ended September 30, 2004 and the years ended December 31, 2000, 2001, 2002 and 2003;

•	Consolidated Statements of Changes in Preferred Stock and Stockholders’ Equity for the years ended December 31, 2002 and 2003 and the nine months ended September 30, 2004.

•	Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and the years ended December 31, 2002 and 2003.

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

      (b) Not applicable

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTACARE, INC.

By:	/s/ RICHARD R. SLAGER

Richard R. Slager
President and Chief Executive Officer

Dated: December 14, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 14, 2004 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ RICHARD R. SLAGER Richard R. Slager	President and Chief Executive Officer (principal executive officer), Chairman of the Board of Directors

/s/ MARK E. LIEBNER Mark E. Liebner	Chief Financial Officer (principal financial and accounting officer)

/s/ PERRY G. FINE, MD Perry G. Fine, MD	Director

/s/ WILLIAM J. MCBRIDE William J. McBride	Director

/s/ DAVID A. FREEMAN David A. Freeman	Director

/s/ PETE A. KLISARES Pete A. Klisares	Director

/s/ RONALD A. MATRICARIA Ronald A. Matricaria	Director

/s/ DAVID FAEDER David Faeder	Director

EXHIBIT INDEX

Exhibit
No.		Exhibit

3	.03*	Fourth Amended and Restated Certificate of Incorporation of VistaCare, Inc.
3	.04*	Amended and Restated By-Laws of VistaCare, Inc.
4	.01*	Specimen certificate for shares of VistaCare, Inc. common stock.
10	.01*	1998 Stock Option Plan, as amended and restated March ??, 2004.
10	.02*	2002 Employee Stock Purchase Plan.
10	.03*	2002 Non-Employee Director Stock Option Plan, as amended and restated November 11, 2002.
10	.04*	Employee Bonus Plan.
10	.05*	Amended and Restated Loan and Security Agreement dated as of June 3, 2002 by and among VistaCare, Inc. and its subsidiaries and Healthcare Business Credit Corporation.
10	.06*	Post Closing Obligations and First Amendment and Waiver to Amended and Restated Loan and Security Agreement, dated as of July 29, 2002, by and among VistaCare, Inc. and its subsidiaries and Healthcare Business Credit Corporation.
10	.11*	Deferred Compensation Plan.
10	.12*	Registration Rights Agreement dated as of August 29, 1997 by and among Vista Hospice Care, Inc. and the investors named therein (the “Registration Rights Agreement”).
10	.13*	Amendment No. 1 to the Registration Rights Agreement dated as of June 15, 1998 by and among Vista Hospice Care, Inc., VistaCare, Inc. and the investors named therein.
10	.14*	Amendment No. 2 to the Registration Rights Agreement dated as of July 17, 1998 by and among Vista Hospice Care, Inc. and the investors named therein.
10	.15*	Amendment No. 3 to the Registration Rights Agreement dated as of December 30, 1998 by and among Vista Hospice Care, Inc., VistaCare, Inc. and the investors named therein.
10	.16*	Amendment No. 4 to the Registration Rights Agreement dated as of December 27, 1999 by and among VistaCare, Inc. and the investors named therein.
10	.17*	Form of Indemnification Agreement between VistaCare, Inc. and its directors and officers.
10	.21*	Employee Confidentiality and Non-Competition Agreement dated as of November 22, 1995 by and between Vista Hospice Care, Inc. and Barry M. Smith.
10	.22*+	Employment Offer Letter dated May 24, 2001 by and between VistaCare, Inc. and Richard R. Slager.
10	.23*+	Employment Offer Letter dated August 1, 1996 by and between Vista Hospice Care, Inc. and Perry G. Fine, M.D.
10	.24*+	Employment Offer Letter dated July 31, 1998 by and between VistaCare, Inc. and Perry G. Fine, M.D.
10	.25*	Settlement Agreement, Buy-Sell Agreement and Mutual Release dated as of February 12, 2002 by and between VistaCare, Inc. and David E. Daucher.
10	.26*	Full and Final Release of Claims dated as of October 31, 2001 by and between VistaCare, Inc. and Lois Armstrong.
10	.27*	Key Employee Sale Bonus Plan.
10	.28*+	Management Agreement dated as of October 9, 2002 by and between VistaCare, Inc. and Richard R. Slager.
10	.29*+	Management Agreement dated as of October 9, 2002 by and between VistaCare, Inc. and Mark E. Liebner.
10	.30*+	Management Agreement dated as of October 9, 2002 by and between VistaCare, Inc. and Carla A. Davis.

Exhibit
No.		Exhibit

10	.31*+	Management Agreement dated as of October 9, 2002 by and between VistaCare, Inc. and Stephen Lewis.
10	.32*	Settlement Agreement and Mutual Release dated as of September 3, 2002 by and between VistaCare, Inc. and Lloyd S. Wylie.
10	.33*	Stock Purchase Agreement, dated December 23, 1999, by and among VistaCare, Inc., Bessemer Venture Partners III L.P. and the investors named therein.
10	.34*	Limited Release dated as of December 27, 1999 by and among VistaCare, Inc. and the purchasers of the Series B Preferred Stock named therein.
10	.35*	Restriction Agreement dated as of July 1, 2002 by VistaCare, Inc., the Barry and Julia Smith Family Trust and B&J Smith Associates, Limited Partnership.
10	.36*	Severance Agreement and Full Release of Claims dated October 14, 2002 by and between VistaCare, Inc. and Philip B. Arnold.
10	.37*+	Nonstatutory Stock Option Agreement dated November 20, 2002 by and between VistaCare, Inc. and Richard R. Slager.
10.38		Lease Agreement dated January 16, 2003 by and between Anchor-Forum Portales I, LLC and VistaCare, Inc. (Filed as Exhibit 10.38 to VistaCare, Inc.’s 2003 Form 10-K and incorporated herein by reference)
10.39		Consulting Service Agreement dated as of September 1, 2003 between VistaCare, Inc. and Perry G. Fine, M.D.
10.40		VistaCare, Inc. Code of Conduct and Ethics.
10.41		Management Agreement dated May 17, 2004 by and between VistaCare, Inc. and Kris Jamsa.
10.42		Management Agreement dated May 17, 2004 by and between VistaCare, Inc. and Ronald F. Watson.
21	.01*	Subsidiaries.
23	.01†	Consent of Ernst & Young LLP, Independent Auditors
31	.1†	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.
31	.2†	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.
32	.1†	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.
32	.2†	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.

*	Previously filed with the Securities and Exchange Commission as an exhibit to the registrant’s registration statement on Form S-1 (Registration No. 333-98033) dated August 13, 2002, or an amendment thereto, and incorporated herein by reference to the same exhibit number.

+	Management contracts and compensatory plan or arrangements required to be filed pursuant to Item 15(c) of Form 10-K.

†	Filed herewith.