Form 10-K/A
period 2004-09-30
VISTACARE, INC.
filed 2005-01-19
CIK 787030

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K
Amendment No. 1

          (Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended

OR

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from January 1, 2004 to September 30, 2004

Commission File No. 000-50118

VistaCare, Inc.

(Exact name of registrant as specified in its charter)

Delaware	06-1521534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4800 North Scottsdale Road, Suite 5000
Scottsdale, Arizona 85251	(480) 648-4545
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

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

     Yes ☑            No ÿ

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by reference into Part III of this Form 10-K. ÿ

     Indicate by check whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

     Yes ☑            No ÿ

     The aggregate market value of the Registrant’s Class A Common Stock held by non-affiliates based on the closing price (as reported by Nasdaq) of such Class A Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2004) was approximately $298,874,076.

     As of November 30, 2004, there were outstanding 16,210,932 shares of the Registrant’s Class A Common Stock, $0.01 par value.

Documents Incorporated by Reference

     Portions of the Proxy Statement for the Registrant’s 2005 Annual Meeting of Stockholders are incorporated herein by reference in Item 5 of Part II and in Part III of this Form 10-K to the extent stated herein.

EXPLANATORY NOTE

     This Form 10-K/A is being filed solely to correct typographical and editorial errors in Item 15 of our Transition Report on Form 10-K for the transitional period ended September 30, 2004 filed with the Securities and Exchange Commission on December 14, 2004. Specifically, Exhibit 10.01 has been updated to give the date on which the 1998 Stock Option Plan was amended, restated and adopted by the Board of Directors, and certain legends to the exhibits have been updated to more accurately indicate if a particular exhibit is filed with the Transition Report on Form 10-K or if it is incorporated by reference. In addition, the signature page to the Form 10-K has been updated to reflect that Mr. David A. Freeman has been succeeded by Ms. Geneva B. Johnson as a member of our board of directors. No other changes are being made by means of this filing.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following are filed as part of this report:

(1)	Financial Statements

The following consolidated financial statements are included in Item 8:

•	Consolidated Balance Sheets at December 31, 2003 and September 30, 2004;

•	Consolidated Statements of Operations for the years ended December 31, 2002 and 2003 and September 30, 2004;

•	Consolidated Statements of Changes in Preferred Stock and Stockholders’ (Deficit) Equity for the years ended December 31, 2002 and 2003 and September 30, 2004; and

•	Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2003 and September 30, 2004.

(2)	Financial Statement Schedules

     All financial statement schedules are omitted because the required information is not present or not present in sufficient amounts to require submission of the schedule or because the information is reflected in the consolidated financial statements or the notes thereto.

(3)	Exhibits

     The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this report.

(b)	Reports on 8-K

Not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTACARE, INC.
	By:	/s/ Richard R. Slager
Richard R. Slager
Dated: January 19, 2005		President and Chief Executive Officer

POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard R. Slager and Mark E. Liebner, or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Transition Report on Form 10-K and any documents related to this report and filed pursuant to the Securities Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 19, 2005 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Richard R. Slager Richard R. Slager	President and Chief Executive Officer (principal executive officer), Chairman of the Board of Directors
/s/ Mark E. Liebner Mark E. Liebner	Chief Financial Officer (principal financial and accounting officer)
/s/ Perry G. Fine Perry G. Fine, MD	Director
/s/ William J. McBride William J. McBride	Director
/s/ Geneva B. Johnson Geneva B. Johnson	Director
/s/ Pete A. Klisares Pete A. Klisares	Director
/s/ Ronald A. Matricaria Ronald A. Matricaria	Director
/s/ David W. Feader David W. Feader	Director

Exhibit Index

Exhibit No.	Exhibit
3.03*	Fourth Amended and Restated Certificate of Incorporation of VistaCare, Inc.
3.04*	Amended and Restated By-Laws of VistaCare, Inc.
4.01*	Specimen certificate for shares of VistaCare, Inc. common stock.
10.01*	1998 Stock Option Plan, as amended, restated and adopted by the Board of Directors on April 12, 2004 and subsequently approved by the stockholders at the 2004 annual meeting of stockholders.
10.02*	2002 Employee Stock Purchase Plan.
10.03*	2002 Non-Employee Director Stock Option Plan, as amended and restated November 11, 2002.
10.04*	Employee Bonus Plan.
10.05*	Amended and Restated Loan and Security Agreement dated as of June 3, 2002 by and among VistaCare, Inc. and its subsidiaries and Healthcare Business Credit Corporation.
10.06*	Post Closing Obligations and First Amendment and Waiver to Amended and Restated Loan and Security Agreement, dated as of July 29, 2002, by and among VistaCare, Inc. and its subsidiaries and Healthcare Business Credit Corporation.
10.11*	Deferred Compensation Plan.
10.12*	Registration Rights Agreement dated as of August 29, 1997 by and among Vista Hospice Care, Inc. and the investors named therein (the “Registration Rights Agreement”).
10.13*	Amendment No. 1 to the Registration Rights Agreement dated as of June 15, 1998 by and among Vista Hospice Care, Inc., VistaCare, Inc. and the investors named therein.
10.14*	Amendment No. 2 to the Registration Rights Agreement dated as of July 17, 1998 by and among Vista Hospice Care, Inc. and the investors named therein.
10.15*	Amendment No. 3 to the Registration Rights Agreement dated as of December 30, 1998 by and among Vista Hospice Care, Inc., VistaCare, Inc. and the investors named therein.
10.16*	Amendment No. 4 to the Registration Rights Agreement dated as of December 27, 1999 by and among VistaCare, Inc. and the investors named therein.
10.17*	Form of Indemnification Agreement between VistaCare, Inc. and its directors and officers.
10.20*	Second Amendment to Lease Agreement dated as of October 25, 1999 by and between VistaCare, Inc. and McCormick Place, L.L.C.
10.21*	Employee Confidentiality and Non-Competition Agreement dated as of November 22, 1995 by and between Vista Hospice Care, Inc. and Barry M. Smith.
10.22*	Employment Offer Letter dated May 24, 2001 by and between VistaCare, Inc. and Richard R. Slager.
10.23*	Employment Offer Letter dated August 1, 1996 by and between Vista Hospice Care, Inc. and Perry G. Fine, M.D.
10.24*	Employment Offer Letter dated July 31, 1998 by and between VistaCare, Inc. and Perry G. Fine, M.D.
10.25*	Settlement Agreement, Buy-Sell Agreement and Mutual Release dated as of February 12, 2002 by and between VistaCare, Inc. and David E. Daucher.
10.26*	Full and Final Release of Claims dated as of October 31, 2001 by and between VistaCare, Inc. and Lois Armstrong.
10.27*	Key Employee Sale Bonus Plan.
10.28*	Management Agreement dated as of October 9, 2002 by and between VistaCare, Inc. and Richard R. Slager.

Exhibit No.	Exhibit
10.29*	Management Agreement dated as of October 9, 2002 by and between VistaCare, Inc. and Mark E. Liebner.
10.30*	Management Agreement dated as of October 9, 2002 by and between VistaCare, Inc. and Carla A. Davis.
10.31*	Management Agreement dated as of October 9, 2002 by and between VistaCare, Inc. and Stephen Lewis.
10.32*	Settlement Agreement and Mutual Release dated as of September 3, 2002 by and between VistaCare, Inc. and Lloyd S. Wylie.
10.33*	Stock Purchase Agreement, dated December 23, 1999, by and among VistaCare, Inc., Bessemer Venture Partners III L.P. and the investors named therein.
10.34*	Limited Release dated as of December 27, 1999 by and among VistaCare, Inc. and the purchasers of the Series B Preferred Stock named therein.
10.35*	Restriction Agreement dated as of July 1, 2002 by VistaCare, Inc., the Barry and Julia Smith Family Trust and B&J Smith Associates, Limited Partnership.
10.36*	Severance Agreement and Full Release of Claims dated October 14, 2002 by and between VistaCare, Inc. and Philip B. Arnold.
10.37*	Nonstatutory Stock Option Agreement dated November 20, 2002 by and between VistaCare, Inc. and Richard R. Slager.
10.38	Lease Agreement dated January 16, 2003 by and between Anchor-Forum Portales I, LLC and VistaCare, Inc. (Filed as Exhibit 10.38 to VistaCare, Inc.’s 2003 Annual Report on Form 10-K and incorporated herein by reference)
10.39	Consulting Service Agreement dated as of September 1, 2003 between VistaCare, Inc. and Perry G. Fine, M.D. (Filed as Exhibit 10.39 to VistaCare, Inc.’s 2003 Annual Report on Form 10-K and incorporated herein by reference).
10.40 †	VistaCare, Inc. Code of Conduct and Ethics
10.41 †	Management Agreement dated May 17, 2004 by and between VistaCare, Inc. and Chris Jamsa.
10.42 †	Management Agreement dated May 17, 2004 by and between VistaCare, Inc. and Ronald F. Watson.
21.01*	Subsidiaries.
23.01 †	Consent of Ernst & Young LLP, Independent Auditors
31.1 †	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.
31.2 †	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.
32.1 †	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.
32.2 †	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.

*	Previously filed with the Securities and Exchange Commission as an exhibit to the registrant’s registration statement on Form S-1 (Registration No. 333-98033) dated August 13, 2002, or an amendment thereto, and incorporated herein by reference to the same exhibit number.

†	Filed herewith.