Form 10-Q
period 2004-12-31
VISTACARE, INC.
filed 2005-02-09
CIK 787030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No

     As of January 31, 2005, there were outstanding 16,268,222 shares of the issuer’s Class A Common Stock, $0.01 par value per share.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

VISTACARE, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	December 31,	September 30,
	2004	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,211	$28,687
Short-term investments	43,314	33,165
Patient accounts receivable	17,933	17,495
Patient accounts receivable-room & board	5,527	8,789
Prepaid expenses	4,156	3,404
Other current assets	2,499	3,014
Deferred tax assets	10,794	10,676

Total current assets	98,434	105,230

Fixed assets, net	5,509	5,379
Goodwill	20,564	20,564
Other assets	6,726	6,619

Total assets	$131,233	$137,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$251	$1,367
Accrued expenses	38,791	45,117
Current portion of capital lease obligations	—	5

Total current liabilities	39,042	46,489

Deferred tax liability-non-current	3,731	3,776
Stockholders’ equity:
Class A Common Stock, $0.01 par value; authorized 33,000,000 shares; 16,240,929 and 16,209,282 shares issued and outstanding at December 31, 2004 and September 30, 2004, respectively.	162	162
Additional paid-in capital	107,203	107,084
Deferred compensation	(1,069)	(1,175)
Accumulated deficit	(17,836)	(18,544)

Total stockholders’ equity	88,460	87,527

Total liabilities and stockholders’ equity	$131,233	$137,792

See accompanying notes to consolidated financial statements.

VISTACARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share information)

	Three Months Ended
	December 31,
	2004	2003
Net patient revenue	$56,615	$53,564
Operating expenses:
Patient care expenses	35,108	32,273
General and administrative expenses (exclusive of stock based compensation charges reported below)	19,218	14,374
Depreciation and amortization	1,055	853
Stock based compensation	103	90

Total operating expenses	55,484	47,590

Operating income	1,131	5,974

Non-operating income (expense):
Interest income	217	95
Interest expense	(7)	(10)
Other expense	(177)	(14)

Total non-operating income	33	71

Net income before income taxes	1,164	6,045
Income tax expense	456	1,313

Net income	$708	$4,732

Net income per common share:
Basic net income per common share	$.04	$0.30

Diluted net income per common share	$.04	$0.28

Weighted average shares outstanding:
Basic	16,214	15,707

Diluted	16,814	17,083

See accompanying notes to consolidated financial statements.

VISTACARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	December 31,
	2004	2003
Operating activities
Net income	$708	$4,732
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,055	853
Amortization of deferred compensation related to stock options and grants	103	90
Deferred income tax benefit	(163)	(1,241)
Loss on disposal of assets	132	—
Changes in operating assets and liabilities:
Patient accounts receivable net	(2,076)	(1,577)
Prepaid expenses and other	(237)	(1,863)
Accounts payable and accrued expenses	(2,542)	2,228

Net cash (used in) provided by operating activities	(3,020)	3,222

Investing activities
Purchases of equipment	(717)	(733)
Short-term investments purchased	(14,254)	(47,852)
Short-term investments sold	4,105	47,796
Internally developed software expenditures	(436)	(498)
Other assets	(271)	(537)

Net cash (used in) investing activities	(11,573)	(1,824)

Financing activities
Net payments on long-term debt	(5)	(23)
Proceeds from issuance of common stock from exercise of stock options	122	1,581

Net cash provided by financing activities	117	1,558

Net (decrease) increase in cash	(14,476)	2,956
Cash and cash equivalents, beginning of period	28,687	11,372

Cash and cash equivalents, end of period	$14,211	$14,328

Cash and short-term investments end of period	$57,525	$47,193

See accompanying notes to consolidated financial statements.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2004

Description of Business

     VistaCare, Inc. (VistaCare or “we” or similar pronoun), is a Delaware corporation providing medical care designed to address the physical, emotional, and spiritual needs of patients with a terminal illness and the support of their family members. Hospice services are provided predominately in the patient’s home; however, certain patients require inpatient services. VistaCare provides services in Alabama, Arizona, Colorado, Georgia, Indiana, Massachusetts, New Mexico, Nevada, Ohio, Oklahoma, Pennsylvania, South Carolina, Texas and Utah.

1. Significant Accounting Policies

Change in Year End

     On August 18, 2004, VistaCare’s Board of Directors changed the Company’s fiscal year end from December 31 to September 30. The three months ended now being reported by the Company relate to the fiscal year ending September 30, 2005.

Basis of Presentation

     The accompanying unaudited consolidated financial statements include accounts of VistaCare and its wholly-owned subsidiaries: VistaCare USA, Inc., Vista Hospice Care, Inc., and FHI Health Services, Inc. (including its wholly-owned subsidiaries). Intercompany transactions and balances have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary consisting of normal reoccuring accruals for a fair presentation have been included. Operating results for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005.

     The balance sheet at September 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in VistaCare Inc.’s Transition Report on Form 10-K for the nine months ended September 30, 2004.

Capitalized Software Development Costs

     VistaCare capitalizes certain internal salaries related to the development of software used in its operations. Such capitalized software development costs are being amortized over three years. Capitalized software development costs, net of amortization, included in other assets, amounted to $5.0 million at December 31, 2004 and September 30, 2004. Costs incurred during the preliminary project stage and post implementation or operations stage are expensed as incurred.

Net Patient Revenue

     Net patient revenue is the amount VistaCare believes it is entitled to collect for its services, adjusted as described below. The amount VistaCare believes it is entitled to collect for its services varies depending on the level of care provided, the payor and the geographic area where services are rendered. Net patient revenue includes adjustments for:

•	patients who do not have insurance coverage and who are deemed financially in need of charity care;

•	subsequent changes to initial level of care determinations;

•	amounts we estimate we could be required to repay to Medicare, such as amounts that we would be required to repay if any of our programs exceed the annual Medicare Cap, as described below under “Significant Accounting Policies: Medicare and Medicaid Regulation”; and

•	estimated payment denials and contractual adjustments.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     VistaCare adjusts its estimates for payment denials from time to time based on its billing and collection experience, patient mix, and expected length of stay. VistaCare believes that it can reasonably estimate such adjustments to net patient revenue because it has significant historical experience and because it has a centralized billing and collection department that continually monitors the factors that could potentially result in a change in estimate. There were no material changes in estimates to net patient revenue for the three months ended December 31, 2004 or December 31, 2003. VistaCare recognizes net patient revenue once the patient’s hospice eligibility has been certified, the patient’s coverage from a payment source has been verified and services have been provided to that patient. See discussions below under “Medicare and Medicaid Regulation” and “Adjustments to Net Patient Revenue for Exceeding the Medicare Cap” for explanation of Medicare Cap estimates or charges.

     Approximately 97% of VistaCare’s net patient revenue was derived from the Medicare and Medicaid programs for the three months ended December 31, 2004 and December 31, 2003, respectively. VistaCare operates under arrangements with Medicare, Medicaid and other third-party payors pursuant to which these payors reimburse VistaCare for services it provides to hospice-eligible patients these payors cover, subject only to VistaCare’s submission of adequate and timely claim documentation. VistaCare has a patient intake process that screens patients for hospice eligibility and identifies whether their care will be covered by Medicare, Medicaid, private insurance, managed care or self-pay. Whether Medicare or Medicaid continues to provide reimbursement for hospice care is dependent upon governmental policies.

Medicare and Medicaid Regulation

     VistaCare is subject to certain limitations on Medicare payments for services. Specifically, if the number of inpatient care days of any hospice program provided to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provides to all patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine home care rate. None of the VistaCare’s hospice programs exceeded the payment limits on inpatient services in the three months ended December 31, 2004 or December 31, 2003.

Adjustment to Net Patient Revenue for Exceeding Medicare Cap

     Overall Medicare payments to our hospice providers are subject to an annual Medicare Cap. This Medicare Cap limitation is revised annually to account for inflation. For the Medicare Cap year ended October 31, 2004, Medicare Cap was $19,635.67 per beneficiary. Compliance with the Medicare Cap, however, is not determined on the basis of the individual beneficiary experiences. Instead, compliance is measured by calculating the total Medicare payments received by a provider with respect to services provided to all Medicare hospice care beneficiaries between November 1 of each year and October 31 of the following year and comparing the result with the product of the Medicare Cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice provider during the relevant period (September 28 of each year and September 27, of the following year). There is a further negative adjustment for the Medicare Cap calculation to the extent our first time beneficiaries are later admitted to another provider and also a positive adjustment for beneficiaries with a previous hospice election who are admitted to one of our hospice providers, each pro-rated based on days of services. If actual Medicare reimbursements to that provider exceed that amount, Medicare requires that we repay the difference to Medicare.

     We actively monitor each of our programs to determine whether they are likely to exceed the annual Medicare Cap. If we determine that a provider is likely to exceed the annual Medicare Cap, we attempt to institute corrective action, such as a change in patient mix. However, to the extent we believe our corrective action will not be successful, we estimate the amount that we could be required to repay Medicare and accrue that amounts as a reduction to net patient revenue. Throughout the year, we review our operating experience and adjust our estimate of potential Medicare Cap liability. The accuracy of our estimates is affected by factors, which include:

•	the actual number of Medicare provider patient admissions and discharges and the dates of occurrences of each;

•	the average length of stay at each provider with those averaging over 180 days most likely to generate Medicare Cap exposure;

•	our success in implementing corrective measures;

•	possible enrollment of beneficiaries in our providers who, without our knowledge, may have previously elected Medicare hospice coverage through another hospice provider;

•	the possible enrollment of beneficiaries with another hospice provider whose had been on previous hospice service with one of our own hospice providers and who Medicare Cap amount is prorated for the days of service for the subsequent hospice admission;

•	fiscal intermediary disallowances of certain beneficiaries;

•	uncertainty surrounding length of patient stay in various patient groups, particularly with respect to non-oncology patients; and

•	the fact that we are not advised of the Medicare Cap credit amount that will be used by Medicare until the end of the Medicare fiscal year, requiring us to use an estimate of that amount throughout the year.

     While we endeavor to record an accurate estimate of Medicare Cap liability, for the Medicare Fiscal year ended October 2003, actual assessments differed from our recorded estimate. Actual assessments for the Medicare Regulatory year ended October 2004 may also differ from the amount we have recorded as an estimate due to the factors listed above.

      In addition, each state's Medicaid program also has similar regulations to the annual Medicare Cap. We monitor any related liability by provider, which at this time is not considered material.

     We recorded reductions to net patient revenue of $1.5 million for the three months ended December 31, 2004, and $3.1 million for the three months ended December 31, 2003, for exceeding the annual Medicare Cap. For our transition and recent annual periods, we recorded a reduction of $14.8 million for the transition nine months ended September 30, 2004, $4.6 million for the year ended December 31, 2003, and $1.0 million for the year ended December 31, 2002, for exceeding the annual Medicare Cap. As of the date of this report, we have received assessment letters totaling $7.5 million for all programs for the 2003 Medicare Cap year and have not yet been assessed for exceeding the annual Medicare Cap for the 2004 Medicare Cap year.

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

     We reflected reductions to net patient revenue (excluding room and board charges) for estimated payment denials of $1.3 million for the three months ended December 31, 2004 and $3.8 million for the transition fiscal nine months ended September 30, 2004, respectively.

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

Charity Care

     VistaCare provides care at no cost to patients who are not eligible for insurance coverage and meet certain financial need criteria established by VistaCare. Charity care totaled approximately $0.6 million and $0.8 million for the three months ended December 31, 2004 and December 31, 2003, respectively. Because VistaCare does not pursue collection of amounts determined to qualify as charity care, these amounts are not recorded in net patient revenue. Costs VistaCare incurs in providing charity care are recorded as patient care expenses.

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

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Nursing home costs totaled approximately $11.3 million and $11.4 million for the three months ended December 31, 2004 and December 31, 2003, respectively. Nursing home revenue totaled approximately $10.5 million and $9.1 million for the three months ended December 31, 2004, and December 31, 2003, respectively. Revenues are less than 95% of costs due to provisions for estimated uncollectible amounts.

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

Insurance

     VistaCare is covered by a general liability insurance policy on an occurrence basis with limits of $1.0 million per occurrence and $3.0 million in aggregate. VistaCare is also covered by a healthcare professional liability insurance policy on a claims-made basis with limits of $1.0 million per occurrence and $3.0 million in the aggregate. VistaCare maintains workers compensation coverage at the statutory limits with a $1.0 million limit and a $250,000 deductible per occurrence, and an employer’s liability policy with a $1.0 million limit and a $150,000 deductible per occurrence. VistaCare also maintains a policy insuring hired and non-owned automobiles with a $1.0 million limit of liability and a $1.0 million deductible. In addition, VistaCare maintains umbrella coverage with a limit of $10.0 million excess over the general liability, health care professional liability, hired and non-owned automobile and employer’s liability policies. VistaCare has not experienced any uninsured health care negligence losses for the three months ended December 31, 2004.

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

	Three Months Ended
	December 31,
	2004	2003
Net income loss to common stockholders:
As reported:	$708	$4,732
Deduct total stock-based employee compensation expense determined under fair value method for all awards, net of tax impact	(812)	(980)

Pro forma net income (loss) to common stockholders	$(104)	$3,752

Basic net (loss) per common share:
As reported	$0.04	$0.30
Pro forma	(0.01)	0.24

Diluted net (loss) per common share:
As reported	$0.04	$0.28
Pro forma	(0.01)	0.21

Weighted average shares used in computation:
Basic	16,214	15,707
Diluted	16,814	17,803

Earnings Per Share

     Basic net income per common share is computed by dividing net income  by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighed average number of shares outstanding during the period plus the effect of potentially dilutive securities, including shares, outstanding warrants and employee stock options (using the treasury stock method). The effect of dilutive securities amounting to 1,192,000 shares and 948,000 shares were not included in the diluted earning per share calculation for the three months ended December 31, 2004 and the three months ended December 31, 2003, respectively, because inclusion of the securities would be anti-dilutive.

New Accounting Pronouncement

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 123 (revised) Share Based Payments. This Statement revises the standards for the accounting for transactions in which a Company exchanges its equity instruments for goods or services, as well as transactions in which a Company incurs liabilities in exchange for goods or services that are based on the fair value of the entities equity instruments. The Statement requires that the cost of employee services, received in exchange for an award of equity instruments, be measured based on the grant-date fair value of those instruments, and that the cost be recognized over the period during which an employee is required to provide services in exchange for the award. This Statement will be effective for VistaCare beginning July 1, 2005 and VistaCare will be required to use a modified version of prospective application as a basis for recording the expenses associated with the stock options VistaCare has granted and will grant employees. Under the transition method, the compensation cost for stock option awards granted to employees prior to the effective date of the revised Statement, will be recognized for the portion of the awards for which the requisite service periods has not yet been rendered (based on the grand-date fair value of those awards). We have not yet adopted this pronouncement and are currently evaluating what the impact will be on our consolidated financial position and results of operation.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Fixed Assets

     A summary of fixed assets follows (in thousands):

	December 31,	September 30,
	2004	2004
Equipment	$8,478	$8,106
Furniture and fixtures	2,090	1,886
Leasehold improvements	1,318	1,309

Total fixed assets	11,886	11,301
Less accumulated depreciation	(6,377)	(5,922)

Net fixed assets	$5,509	$5,379

3.	Other Assets

     A summary of other assets follows (in thousands):

	December 31,	September 30,
	2004	2004
Computer software, net of amortization of $1,808 and $1,670 as of December 31, 2004 and September 30, 2004, respectively	$325	$400
Internally developed software, net of allowance of $2,579 and $2,118 as of December 31, 2004 and September 30, 2004, respectively	4,958	4,984
Refundable deposits	400	387
Notes receivable	36	36
Worker’s compensation, restricted cash	1,007	812

Total other assets	$6,726	$6,619

4.	Accrued Expenses

     A summary of accrued expenses follows (in thousands):

	December 31,	September 30,
	2004	2004
Treatment costs	$9,773	$11,386
Self-insurance health costs	3,555	3,027
Salaries and payroll taxes	1,922	4,019
Medicare Cap accrual	16,146	19,584
Accrued PTO	2,793	2,615
Accrued administrative expenses	4,602	4,486

Total accrued expenses	$38,791	$45,117

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Long-Term Debt

In December 2004, VistaCare renewed a $30.0 million revolving line of credit and entered into a $20.0 million term loan (credit facility). The credit facility is collateralized by substantially all of VistaCare’s assets including cash, accounts receivable and equipment. Loans under the revolving line of credit bear interest at an annual rate equal to the one-month London Interbank Borrowing Rate in effect from time to time plus 3.0-5.0%. Accrued interest under the revolving line of credit is due weekly.

     Under the revolving line of credit, VistaCare may borrow, repay and reborrow an amount equal to the lesser of: (i) $30.0 million or (ii) 85% of the net value of eligible accounts receivable. Under the term loan, borrowings are based on allowable total indebtedness based on multiplier of cashflow as defined in the loan agreement. The maturity date of the credit facility is December 22, 2009. As of December 31, 2004, there was no balance outstanding on the revolving line of credit or on the term loan.

     The credit facility contains certain customary covenants including those that restrict the ability of VistaCare to incur additional indebtedness, pay dividends under certain circumstances, permit liens on property or assets, make capital expenditures, make certain investments, and prepay or redeem debt or amend certain agreements relating to outstanding indebtedness. The Company was not in compliance with the financial debt service coverage covenant as of December 31, 2004. However, the lender provided a waiver through March 31, 2005.

6.	Related Party Transactions

      In September 2003, we entered into a consulting services agreement with Dr. Perry G. Fine, a member of our board of directors, pursuant to which Dr. Fine provides certain consulting and other related services to VistaCare as we may request from time to time. In return, Dr. Fine receives an annual retainer of $60,000, paid in equal monthly installments commencing on September 1, 2003, plus reimbursement by us in accordance with Company policy of travel and other business-related expenses. The agreement may be terminated by either Dr. Fine or us upon 30 days’ written notice with or without cause. In addition, we may terminate the agreement immediately under certain circumstances. A copy of the agreement was filed as Exhibit 10.39 to our 2003 annual report on Form 10-K.

7.	Litigation

     Between August and September 2004, approximately five complaints have been filed individually and on behalf of all others similarly situated in the United States District Court for the District of Arizona against the Company and two of its officers alleging violations of the federal securities laws arising out of recent declines in the Company’s stock price. Specifically, the complaints allege claims in connection with various statements and purported omissions to the public and to the securities markets relating to the Company’s August 2004 announcement of its decision to accrue an increased amount for the quarter ended June 30, 2004 as a reserve for potential liability due to the Medicare Cap on reimbursement for hospice services. The five lawsuits have been consolidated and the Company expects a consolidated complaint will be filed and intends to vigorously defend these lawsuits. No assurances can be made that the Company will be successful in defense of such claims. If the Company is not successful in defense of such claims, it could be forced to make significant payments to our stockholders and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier. Even if such claims are not successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business, results of operations and financial position.

     Between August and September 2004, two shareholders have filed separate derivative lawsuits purportedly on behalf of the Company against several present and former officers and members of the Board of Directors of the Company in the

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

United States District Court for the District of Arizona. The two derivative complaints, which have been consolidated before Judge Broomfield, allege breaches of fiduciary duties, abuse of control, mismanagement, waste of corporate assets and unjust enrichment, as a result of the same activities alleged in the lawsuits discussed above. The derivative complaint seeks attorney fees and the payment of damages to the Company. As of the date of this report, these derivative actions are at the pleading stage. Defendants have not been required to answer or respond and no discovery has been served by plaintiffs.

     We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving all of the matters discussed in this note, individually or in aggregate, will not have a material adverse impact on our financial position or our results of operations, the litigation and other claims that we face are subject to inherent uncertainties and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position and on the results of operations for the period in which the effect becomes reasonably estimable.

8.	Dilutive Securities

     The following table presents the calculation of basic and diluted net income per common share (in thousands, except per share information):

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2004	2003
Numerator
Net income	$708	$4,732

Denominator
Denominator for basic net income per share — weighted average shares	16,214	15,707
Effect of dilutive securities
Employee stock options	600	1,376

Denominator for diluted net income per share — adjusted weighted average shares and assumed conversion	16,814	17,083

Net income per common share:
Basic net income to common stockholders	$0.04	$0.30

Diluted net income to common stockholders	$0.04	$0.28

     The effect of dilutive securities amounting to 1,192,000 shares and 948,000 shares were not included in the diluted earning per share calculation for the three months ended December 31, 2004 and the three months ended December 31, 2003 respectively, because inclusion of the securities would be anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Change in Year End

     On August 18, 2004, VistaCare’s Board of Directors changed the Company’s fiscal year end from December 31 to September 30. The three months ended December 31, 2004 results now being reported by the Company relate to the fiscal year ending September 30, 2005.

Overview

           During the three months ended December 31, 2004, we added three new licensed hospice programs, and were operating 48 hospice programs and one in-patient unit, serving approximately 5,318 patients in 14 states. For the three months ended December 31, 2004, our net patient revenue increased to $56.6 million from $53.6 million for the three months ended December 31, 2003. Our net patient revenue for the three months ended December 31, 2004 was reduced by $1.5 million, which was set aside as reserves for estimated Medicare Cap liabilities, as compared to a reduction of $3.1 million for the three months ended December 31, 2003. We presently anticipate that we may be required to accrue about $1.5 million as reserves for Medicare Cap liability estimates for the three months ending March 31, 2005. As of December 31, 2004, our accrued expenses included $16.1 million for Medicare Cap accrued liability. For the three months ended December 31, 2004, we recorded net income of $0.7 million, as compared to net income of $4.7 million for the three months ended December 31, 2003. Our net income was impacted positively by a 3.3% increase in Medicare hospice reimbursement rates effective October 1, 2004, but negatively by increases in patient care labor expense and by new site development costs.

Net Patient Revenue

     Net patient revenue is the amount VistaCare believes it is entitled to collect for its services, adjusted as described below. The amount VistaCare believes it is entitled to collect for services varies depending on the level of care provided, the payor and the geographic area where the services are rendered. Net patient revenue includes adjustments for:

•	patients who do not have insurance coverage and who are deemed financially in need of charity care;

•	subsequent changes to initial level of care determinations;

•	amounts we estimate we could be required to repay to Medicare, such as amounts that we would be required to repay if any of our programs exceed the annual Medicare Cap, as described below under “Significant Accounting Policies: Adjustment to Net Patient Revenue for Exceeding Medicare Cap”; and

•	estimated payment denials and contractual adjustments.

      We adjust our estimates for payment denials from time to time based on our billing and collection experience, patient mix, and expected length of stay. We do not recognize net patient revenue for services we have provided to a patient until after that patient’s hospice eligibility has been determined, a payment source has been identified and services have been provided.

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

     Our average length of stay was approximately 114 days for the three months ended December 31, 2004, which we believe exceeds the industry average, though in line with total cancer deaths in the country and the Medicare decedent diagnosis mix. We attribute our ability to exceed the industry average in terms of length of stay to several factors. First, compared to hospice industry averages, we have a relatively high percentage of non-cancer patients, who typically have a longer average length of stay than cancer patients. Second, we believe that our open access philosophy and our efforts to educate referral sources about hospice care encourage earlier election of patients to hospice care. Finally, a significant amount of our patient census is in rural markets where access to intensive health care services hospitals or other alternative health care services for hospice-eligible patients is more difficult than in more urban areas.

     The table below sets forth the percentage of our net patient revenue derived from Medicare, Medicaid, private insurers and managed care payors.

	Three Months Ended
	December 31, 2004	December 31, 2003
Medicare	93.3%	92.1%
Medicaid	3.8%	4.5%
Private insurers and managed care	2.9%	3.4%

     Medicare, Medicaid and most private insurers and managed care providers pay for hospice care at a daily or hourly rate that varies depending on the level of care provided. The table below sets forth the percentage of our net patient revenue generated under each of the four Medicare levels of care for the periods indicated:

	Three Months Ended
Level of Care	December 31, 2004	December 31, 2003
Routine Home Care	95.5%	94.2%
General Inpatient Care	3.8%	5.3%
Continuous Home Care	0.5%	0.2%
Respite Inpatient Care	0.2%	0.3%

     Typically, effective each October 1st, Medicare adjusts its base hospice care reimbursement rates for the following year based on inflation and other economic factors. The Medicare base rates were increased 3.3% effective October 1, 2004, over the base rates then in effect. These increases have favorably impacted our net patient revenue. Medicare’s base rates are subject to regional adjustments based on local wage levels. These regional adjustments are not necessarily proportional to adjustments in the national average base rate.

     Medicaid reimbursement rates and hospice care coverage rates for private insurers and managed care plans tend to approximate Medicare rates.

     Because we generally receive fixed payments for our hospice care services based on the level of care provided to our hospice patients, we are at risk for the cost of services provided to our hospice patients. We cannot assure that Medicare, Medicaid and private insurers will continue to pay for hospice care in the same manner or in the same amount that they currently do. Reductions in amounts paid by government programs for our services or changes in methods or regulations governing payments, which would likely result in similar changes by private third-party payors, could adversely affect our net patient revenue and profitability.

Expenses

     We recognize expenses as incurred. Our primary expenses include those we classify as either patient care expenses or general and administrative expenses.

     Patient care expenses consist primarily of salaries, benefits, payroll taxes and travel costs associated with our hospice care providers. Patient care expenses also include the cost of pharmaceuticals, durable medical equipment, medical supplies, inpatient arrangements, nursing home costs and purchased services such as ambulance, infusion and radiology. We incur inpatient facility costs primarily through per diem charge arrangements with hospitals and skilled nursing facilities where we provide our services. We also operate one inpatient hospice facility under a lease agreement with an independent living facility.

     Patient length of stay impacts our patient care expenses as a percentage of net patient revenue. Patient care expenses are generally higher following the initial admission and during the latter days of care for a patient. In the initial days of care, expenses tend to be higher because of the initial purchases of pharmaceuticals, medical equipment and supplies and the administrative costs of determining the patient’s hospice eligibility, registering the patient and organizing the plan of care. In the latter days of care, expenses tend to be higher because patients generally require more services, such as pharmaceuticals and nursing care, due to their deteriorating medical condition. Accordingly, if lengths of stay decline, those higher costs are spread over fewer days of care, which increases patient care expenses as a percentage of net patient revenue and negatively impacts profitability. Patient care expenses are also impacted by the geographic concentration of patients. Labor expenses, which represent the single largest category of patient care expenses, tend to be less if patients are geographically concentrated and hospice care providers are required to spend less time traveling and can care for more patients.

     For our patients who receive nursing home care under state Medicaid programs in states other than Arizona, Oklahoma, Pennsylvania and South Carolina, the applicable Medicaid program pays us an amount equal to no more than 95% of the Medicaid per diem nursing home rate for room and board services furnished to the patient by the nursing home in addition to the Medicare or Medicaid routine home care per diem payment. We pay the nursing home for these room and board services at a rate between 95% and 100% of the full Medicaid per diem nursing home rate, depending on the terms of the contract between us and the nursing home. We include the difference between the amount we pay the nursing home and the amount we receive from Medicaid (net of estimated room and board reimbursement claim denials) in patient care expenses. We refer to this difference as “nursing home costs, net”. Our nursing home costs, net, were $0.8 million and $2.3 million for the three months ended December 31, 2004 and December 31, 2003, respectively.

     General and administrative expenses primarily include salaries, payroll taxes, benefits and travel costs associated with our staff that is not directly involved with patient care, bonuses for all employees, marketing, office leases, and professional services.

Stock-Based Compensation

     Certain employee stock options, which we granted in each of the years 2001 through 2004 have resulted in and will continue to result in stock-based compensation charges. In accordance with Accounting Principles Board Opinion No. 25 and related interpretations, if an employee stock option is granted or modified with an exercise price, which is less than the deemed fair value of the underlying stock, the difference is treated as a compensation charge that must be recognized ratably over the vesting period for the option.

In August of 2004, VistaCare granted 30,000 shares of restricted stock to two executive officers at no cost, which will cause the Company to recognize $480,000 in compensation expense ratably over the four-year vesting period if those executive officers remain employed throughout the vesting period. As of December 31, 2004, we had accrued a total of $1.1 million of deferred stock-based compensation relating to the foregoing options and grants. Subsequent to December 31, 2004 the Executive Vice President of Education and Technology’s employment with VistaCare was terminated and the 15,000 shares of restricted stock awarded to him in August of 2004 were canceled. The cancellation will decrease the amount of deferred compensation expense VistaCare will recognize in the future by approximately $215,000. The stock agreements include accelerated vesting provisions, which may result in the Company having to accelerate the recognition of this deferred compensation expense.

Capitalized Software Development Costs

     We have capitalized certain internal costs related to the development of software used in our business. We capitalize all qualifying internal costs incurred during the application development stage. Costs incurred during the preliminary project stage and post-implementation/operation stage are expensed as incurred. As of December 31, 2004 and December 31, 2003, we had total capitalized software development costs, net of amortization, of approximately $5.0 million and $5.3 million, respectively. We amortize the capitalized software development costs related to particular software over a three-year period commencing when that software is substantially complete and ready for its intended use. We began amortizing the development costs related to our new billing software in the fourth quarter of 2003.

Goodwill

     Goodwill from our 1998 and 2002 acquisitions, net of accumulated amortization, was $20.6 million as of December 31, 2004. Prior to 2002, we were amortizing the goodwill from our 1998 acquisitions over 30 years. Rules issued by the Financial Accounting Standards Board, effective beginning in 2002, require that we no longer amortize goodwill. These rules require that we analyze our goodwill for impairment annually, or more often if events or circumstances arise that indicate that the carrying value of our goodwill exceeds its fair market value. We have concluded that no basis for impairment of our goodwill existed as of December 31, 2004.

Results of Operations

     The following table sets forth selected consolidated financial information as a percentage of net patient revenue for the periods indicated:

	Three Months Ended
	December 31,
	2004	2003
Net patient revenue	100%	100%
Operating expenses:
Patient care:
Salaries, benefits and payroll taxes	44.8%	39.9%
Pharmaceuticals	4.5%	5.1%
Durable medical equipment and supplies	5.3%	4.8%
Other (including inpatient arrangements, nursing home costs, net, purchased services and travel)	7.4%	10.5%

Total patient care	62.0%	60.3%

General and administrative (exclusive of stock-based compensation charges reported below):
Salaries, benefits and payroll taxes	20.8%	15.6%
Office leases	2.4%	2.0%
Other (including severance, travel, marketing and charitable contributions)	10.7%	9.2%

Total general and administrative	33.9%	26.8%

Depreciation and amortization	1.9%	1.6%
Stock-based compensation	0.2%	0.2%

Operating income	2.0%	11.2%

Non-operating income	0.0%	.2%
Income tax expense	0.8%	2.5%

Net income	1.2%	8.8%

Three Months Ended December 31, 2004, Compared to Three Months Ended December 31, 2003

     Net Patient Revenue

     Net patient revenue increased $3.0 million, or 6%, to $56.6 million for the three months ended December 31, 2004, compared to $53.6 million for the three months ended December 31, 2003. Net patient revenue per day of care increased to approximately $115.72 for the three months ended December 31, 2004 from approximately $112.06 for the three months ended December 31, 2003. These increases were due to:

•	Medicare reimbursement rate increase effective October 1, 2004;

•	lower Medicare Cap accrual of $1.5 million for the three months ended December 31, 2004 as compared to $3.1 million for the three months ended December 31, 2003;

•	an increase in billable patient days, to 489,225 days for the three months ended December 31, 2004 from 477,974 days for the three months ended December 31, 2003.

     Our average daily census of patients increased 2% to 5,318 for the three months ended December 31, 2004 from 5,195 for the three months ended December 31, 2003. This increase was attributable to an increase in the average length of stay to 114 days for the three months ended December 31, 2004 from 108 days for the three months ended December 31, 2003 and an increase in patient admissions to 4,314 for the three months ended December 31, 2004 from 4,031 for the three months ended December 31, 2003. We believe that our average length of stay is higher than the industry average and is due in part to our relatively high mix of non-cancer patients, by hospice industry standards. Non-cancer patients generally have a higher average length of stay than do cancer patients.

     The table below shows the number of our patient admissions for the periods indicated:

Quarter ending:	Number of Admissions:

December 31, 2004	4,314
September 31, 2004	3,949
June 30, 2004	3,754
March 31, 2004	3,842
December 31, 2003	4,031

     Patient Care Expenses

     Patient care expenses increased $2.8 million, or 9%, to $35.1 million for the three months ended December 31, 2004 from $32.3 million for the three months ended December 31, 2003. This increase was due to a $3.4 million increase in salaries, benefits, payroll taxes and travel costs of hospice care providers, offset by a reduction in other patient care expenses, primarily net room and board expenses and a favorable change in estimate related to accrued patient care treatment liabilities. As a percentage of net patient revenue, patient care expenses increased to 62% for the three months ended December 31, 2004 from 60% for the three months ended December 31, 2003.

     General and Administrative Expenses (Exclusive of Stock-Based Compensation)

        General and administrative expenses increased $4.8 million, or 33%, to $19.2 million for the three months ended December 31, 2004 from $14.4 million for the three months ended December 31, 2003. As a percentage of net patient revenue, general and administrative expenses increased to 34% for the three months ended December 31, 2004 from 27% for the three months ended December 31, 2003.

          The increase in general and administrative expenses was due to a $3.4 million increase in salaries, benefits and payroll taxes and the remaining $1.4 million increase resulted from rent expense, offset by a favorable change in estimate related to accrued workers’ compensation liability for years 2002-2004.

     Stock-Based Compensation

        Stock-based compensation expense was approximately $0.1 million for each of the three months ended December 31, 2004 and December 31, 2003, and relates principally to the amortization of our deferred stock compensation balances.

     Non-Operating Income

         Non-operating income for the three months ended December 31, 2004 was $33,000, compared to $71,000 for the three months ended December 31, 2003, and relates primarily to interest income net of other expenses.

     Income Tax

        Our income tax expense for the three months ended December 31, 2004 was $0.5 million as compared to $1.3 million for the three months ended December 31, 2003. Our effective tax rates were 39% and 22% for the three months ended December 31, 2004 and December 31, 2003, respectively. The principal reason for the increase in the effective tax rate is due to a tax loss carryforward Vista Care had for the twelve months ended December 31, 2003. The principal reason for the difference between our effective tax rate and federal tax rate is due to the net effect of state income taxes.

     Liquidity and Capital Resources

        Our principal liquidity requirements have been for working capital and capital expenditures. We have financed these requirements primarily with cash flow from operations. We raised net proceeds of $48.1 million from our initial public offering in December 2002 of common stock. We used the net proceeds to repay debt, with the balance invested in short-term investments. As of December 31, 2004, we had cash and cash equivalents short term investments of $57.5 million, working capital of approximately $59.4 million and the ability to borrow up to $50.0 million depending on eligible receivables under our revolving credit and term loan facility described below.

        Net cash provided by (used in) operating activities for the three months ended December 31, 2004 was ($3.0) million as compared to $3.2 million for the three months ended December 31, 2003. This decrease was due primarily to a $4.9 million payback of Medicare Cap assessment for the 2003 Medicare Cap year.

        Net cash used in investing activities was ($11.6) million for the three months ended December 31, 2004 and related primarily to the continued investment in internally developed software and its implementation, as well as the purchase of computer and office equipment for new programs being developed. Net cash provided by financing activities was $0.1 million for the three months ended December 31, 2003 resulting principally from the exercise of employee stock options.

     In December 2004, VistaCare renewed a $30.0 million revolving line of credit and entered into a $20.0 million term loan (credit facility). The credit facility is collateralized by substantially all of VistaCare’s assets including cash, accounts receivable and equipment. Loans under the revolving line of credit bear interest at an annual rate equal to the one-month London Interbank Borrowing Rate in effect from time to time plus 3.0-5.0%. Accrued interest under the revolving line of credit is due weekly.

     Under the revolving line of credit, VistaCare may borrow, repay and reborrow an amount equal to the lesser of: (i) $30.0 million or (ii) 85% of the net value of eligible accounts receivable. Under the term loan, borrowings are based on allowable total indebtedness based on multiplier of cashflow as defined in the loan agreement. The maturity date of the credit facility is December 22, 2009. As of December 31, 2004, there was no balance outstanding on the revolving line of credit or on the term loan.

     The credit facility contains certain customary covenants including those that restrict the ability of VistaCare to incur additional indebtedness, pay dividends under certain circumstances, permit liens on property or assets, make capital expenditures, make certain investments, and prepay or redeem debt or amend certain agreements relating to outstanding indebtedness. The Company was not in compliance with the financial debt service coverage covenant as of December 31, 2004. However, the lender provided a waiver through March 31, 2005.

     Our hospice programs are subject to the annual Medicare Cap. If we are found by Medicare to have exceeded the annual Medicare Cap, Medicare will require that we make restitution for payments made to us in excess of the annual Medicare Cap. We were required to repay Medicare $6.1 million for the twelve months ended December 31, 2004, $0.6 million for the twelve months ended December 31, 2003, $0.0 million for the twelve months ended December 31, 2002 $1.0 million for the twelve months ended December 31, 2001 and $0.6 million for the twelve months ended December 31, 2000 for exceeding the annual Medicare Cap. As of the date of this report, we had not yet been assessed for exceeding the Medicare Cap for the 2004 Medicare Cap year.

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

Payment, Legislative and Regulatory Changes

     We are highly dependent on payments from the Medicare and Medicaid programs. These programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by these programs for our services or changes in methods or regulations governing payments for our services could materially, adversely affect our net patient revenue and profitability.

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

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 123 (revised) Share Based Payments. This Statement revises the standards for the accounting for transactions in which a Company exchanges its equity instruments for goods or services, as well as transactions in which a Company incurs liabilities in exchange for goods or services that are based on the fair value of the entities equity instruments. The Statement requires that the cost of employee services, received in exchange for an award of equity instruments, will be measured based on the grant-date fair value of those instruments, and that the cost be recognized over the period during which an employee is required to provide services in exchange for the award. This Statement will be effective for VistaCare for the three month period ending June 30, 2005 and VistaCare will be required to use a modified version of prospective application as a basis for recording the expenses associated with the stock options VistaCare has granted and will grant employees. Under the transition method, the compensation cost for stock option awards granted to employees prior to the effective date of the revised Statement, will be recognized for the portion of the awards for which the requisite service periods has not yet been rendered (based on the grand-date fair value of those awards). We have not yet adopted this pronouncement and are currently evaluating what the impact will be on our consolidated financial position and results of operation.

Forward-Looking Statements

     This quarterly report on Form 10-Q contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “expectations,” “forecast,” “goal,” “hope” and similar variations of such words or similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We have included important factors in the cautionary statements below under the heading “Factors That May Affect Future Results” that we believe could cause our actual results to differ materially from the forward-looking statements we make. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors That May Affect Future Results

We are dependent on payments from Medicare and Medicaid. Changes in the rates or methods governing these payments for our services could adversely affect our net patient revenue and profitability.

     Approximately 97% of our net patient revenue for the three months ended December 31, 2004 consisted of payments from Medicare and Medicaid programs. Because we generally receive fixed payments for our hospice care services based on the level of care provided to our hospice patients, we are at risk for the cost of services provided to our hospice patients. We cannot assure you that Medicare and Medicaid will continue to pay for hospice care in the same manner or in the same amount that they currently do. Reductions in amounts paid by government programs for our services or changes in methods or regulations governing payments, which would likely result in similar changes by private third-party payors, could adversely affect our net patient revenue and profitability.

Our profitability may be adversely affected by limitations on Medicare payments.

     Medicare payments for hospice services are subject to an annual Medicare Cap amount, which for the twelve months ended October 31, 2004 was $19,635.67. Compliance with the Medicare Cap is measured by calculating the annual Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that provider number during the Medicare regulation year and comparing the result with the product of the annual Medicare Cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that program or programs during that year. There is a further negative adjustment for the Medicare cap calculation to the extent our first time beneficiaries are later admitted to another provider and also a positive adjustment for a beneficiary with a previous hospice election admitted to one of our providers, each pro-rated based on days of service. We reflected as a reduction to net patient revenue of approximately $ 1.5 million in the three months ended December 31, 2004 and $ 3.1 million in the three months ended December 31, 2003, as a result of estimated reimbursements in excess of the annual Medicare Cap in those periods. Our ability to comply with this limitation depends on a number of factors relating to the hospice program or programs under a given Medicare provider number, including the rate at which our patient census increases, the average length of stay and the mix in level of care. Our profitability may be adversely affected if, in the future, we are unable to comply with this and other Medicare payment limitations.

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

     We, in turn, are generally obligated to pay the nursing home for these room and board services at a rate between 95% and 100% of the full Medicaid per diem nursing home rate. In the past, we have experienced situations where both the Medicaid program and we have paid a nursing home for the same room and board service and the Medicaid program has imposed on us the burden of recovering the amount we previously paid to the nursing home. There can be no assurance that these situations will not recur in the future or that, if they do, we will be able to fully recover from the nursing home.

     In addition, many of our patients residing in nursing homes are eligible for both Medicare and Medicaid benefits. In these cases, the patients’ state Medicaid program pays their nursing home room and board charges and Medicare pays their hospice services benefit. Over the last several years, the government has questioned whether the reimbursement levels for these dual-eligible hospice patients as well as for Medicare-only patients living in nursing homes may be excessive. Specifically, the government has expressed concerns that hospice programs may provide fewer services to patients who reside in nursing homes than to patients living in other settings, due to the presence of the nursing home’s own staff to address problems that might otherwise be handled by hospice personnel. Because hospice programs are paid a fixed daily amount, regardless of the volume or duration of services provided, the government is concerned that, by shifting the responsibility and cost for certain patient care or counseling services to the nursing home, hospice programs may inappropriately increase their profitability. In the case of these dual-eligible patients, the government’s concern is that the cost of providing both the room and board and hospice services may be significantly less than the combined reimbursement paid to the nursing homes and hospice programs as a result of the overlap in services.

     From time to time, there have been legislative proposals to reduce or eliminate Medicare reimbursement for hospice patients residing in nursing homes and to require nursing homes to provide end-of-life care, or alternatively to reduce or eliminate the Medicaid reimbursement of room and board services provided to hospice patients. The likelihood of this type of charge may be greater when the federal and state governments experience budgetary shortfalls. If any such proposal were adopted, it could significantly affect our ability to obtain referrals from and continue to serve patients residing in nursing homes.

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

     Although we recorded net income of $0.7 million for the three months ended December 31, 2004, and $4.7 million for the three months ended December 31, 2003, we had a loss of ($4.2) for the nine-months ended September 30, 2004 and we had an accumulated deficit of $17.8 million at December 31, 2004. We cannot assure you that we will operate profitably in the future. In addition, we may experience significant quarter-to-quarter variations in operating results. We are pursuing a growth strategy focused primarily on same-store growth but also involving the development of new programs and acquisitions. Our growth strategy may involve, among other things, increased marketing expenses, significant cash expenditures, debt incurrence and other expenses that could negatively impact our profitability on a quarterly and an annual basis. Our net patient revenue could be adversely impacted by a number of factors including, in particular, reductions in Medicare payment rates and patient lengths of stay, which may not be within our control.

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

     Our growth strategy also involves the development of new programs. When we develop new programs, we first engage a small staff and obtain office space, contracts and referral sources. Then we admit a small number of patients and request a Medicare certification survey. Following Medicare certification, we spend significant management and financial resources in an effort to increase patient census of that program. This aspect of our growth strategy may not be successful, which could adversely impact our growth and profitability. In this regard, we cannot assure you that we will be able to:

•	identify markets that meet our selection criteria for new hospice programs;

•	hire and retain a qualified management team to operate each of our new hospice programs;

•	manage a large and geographically diverse group of hospice programs;

•	become Medicare and Medicaid certified and licensed in new markets in a timely manner;

•	generate sufficient hospice admissions in new markets to operate profitably in these new markets; or

•	compete effectively with existing hospice programs in new markets.

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

     According to the National Hospice and Palliative Care Organization, 67% of hospice programs in the United States are not-for-profit programs. Accordingly, it is likely that a substantial number of acquisition opportunities will involve hospice programs operated by not- for- profit entities. In recent years, several states have increased review and oversight of transactions involving the sale of healthcare facilities by not-for-profit entities. Although the level of oversight varies from state to state, the current trend is to provide for increased governmental review, and in some cases approval, of transactions in which a not-for-profit entity sells a healthcare facility or business to a for profit entity. This increased scrutiny may increase the difficulty of completing or prevent the completion of acquisitions in some states in the future.

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

     Our 1998 acquisitions, which were closed nearly simultaneously and increased our patient census approximately five-fold, presented significant integration difficulties. Due to the size and complexity of these transactions, immediately following the transactions our resources available for integration efforts were limited. In time, as we were able to focus on the integration of the acquired businesses, we spent substantial resources on projects such as:

•	implementing consistent billing and payroll systems across a large number of new programs;

•	instituting standard procedures for ordering pharmaceuticals, medical equipment and supplies; or

•	re-training staff from the acquired businesses to complete properly our standard claim documentation and to conform to our service philosophy and internal compliance procedures;

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

     Our largest competitors include Vitas Healthcare Corporation (a subsidiary of Chemed, Inc.), Odyssey Healthcare, Inc., Manor Care, Inc., SouthernCare Hospice, Inc. and Beverly Enterprises, Inc.

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

     A substantial portion of our total assets consists of intangible assets, primarily goodwill. Goodwill, net of accumulated amortization, accounted for approximately 16% of our total assets as of December 31, 2004. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As a result, we no longer amortize goodwill and long-lived intangible assets. Instead, we review them at least annually to determine whether they have become impaired. If they have become impaired, we charge the impairment as an expense in the period in which the impairment occurred. Any event which results in the significant impairment of our goodwill, such as closure of a hospice program or sustained operating losses, could have a material adverse effect on our profitability.

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

     During 2003 we began replacing the billing system with our proprietary software running on our CareNation operating platform. The full conversion to the proprietary software will continue throughout 2005. Accurate billing is crucial to reimbursement from third-party payors. If any unforeseen problems emerge in connection with our migration to the new billing software, billing delays and errors may occur, which could significantly increase the time that it takes for us to collect payments from payors and in some cases, our ability to collect the payments at all. Any such increase in collection time or inability to collect could have a material adverse effect on our cash flows or result in a financial loss.

A material write-off of our capitalized software development costs and costs and problems related to the implementation of new software applications could have a material adverse effect on our profitability.

     As of December 31, 2004, our capitalized software development costs, net of amortization, were approximately $5.0 million, most of which related to the development of CareNation, our proprietary software platform, and related application modules. If one or more of the application modules do not function as anticipated, we may be required to write off a significant amount of capitalized software development costs and we may experience significant disruptions in our operations, all of which could have a material adverse effect on our profitability. In addition, the costs associated with training our employees to use these new applications effectively and errors arising from being unfamiliar with the new applications could have a material adverse effect on our operations and profitability.

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

     Many states have enacted certificate of need laws that require prior state approval to open new healthcare facilities or expand services at existing facilities. Currently, twelve states have certificate of need laws that apply to hospice programs. Those laws require some form of state agency review or approval before a hospice may add new services or undertake significant capital expenditures. In addition, two states in which we do not currently operate, Florida and New York, have additional barriers to entry. Florida places restrictions on the ability of for-profit corporations to own and operate hospices, and New York places restrictions on the corporate ownership of hospices. Accordingly, our ability to operate in Florida and New York and the states with certificate of need laws is restricted. The laws in these states could affect our ability to expand into new markets and to expand our services and facilities in existing markets.

To comply with new laws and regulations regarding the confidentiality of patient medical information, we may be required to expend substantial sums on acquiring and implementing new information systems, which could negatively impact our profitability.

     There are currently numerous legislative and regulatory initiatives at both the state and federal levels that address patient privacy concerns. In particular, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, contains provisions that may require us to implement expensive new computer systems and business procedures designed to protect the privacy and security of each of our hospice patient’s individual health information. Final regulations addressing the security of patient health information were modified and published in final form on February 20, 2003. We must be in compliance with these regulations by April 21, 2005. We have not yet fully evaluated and cannot fully predict the total financial or other impact of these regulations on us. Compliance with these rules could require us to spend substantial sums, which could negatively impact our profitability.

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

     We maintain general liability insurance coverage on an occurrence basis with limits of $1.0 million per occurrence and $3.0 million in the aggregate. VistaCare is also covered by a healthcare professional liability insurance Policy on a claims-made basis with limits of $1.0 million per occurrence and $3.0 million in the aggregate. VistaCare maintains workers compensation coverage at the statutory limits with a $1.0 million limit and a $250,000 deductible per occurrence, and an employer’s liability policy with a $1.0 million limit and a $150,000 deductible per occurrence VistaCare also maintain a policy insuring hired and non-owned automobiles with a $1.0 million limit of liability, with a $1.0 million deductible. In addition, we maintain umbrella coverage with a limit of $10.0 million excess over general liability, healthcare professional liability, hired and non-owned automobile and employer’s liability policies.

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

Item 4. Controls and Procedures.

 (a) Evaluation of Disclosure Controls and Procedures.

     Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2004. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

 (b) Changes in Internal Controls.

     There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     Between August and September 2004, approximately five complaints have been filed individually and on behalf of all others similarly situated in the United States District Court for the District of Arizona against the Company and two of its officers alleging violations of the federal securities laws arising out of recent declines in the Company’s stock price. Specifically, the complaints allege claims in connection with various statements and purported omissions to the public and to the securities markets relating to the Company’s August 2004 announcement of its decision to accrue an increased amount for the quarter ended June 30, 2004 as a reserve for potential liability due to the Medicare Cap on reimbursement for hospice services. The five lawsuits have been consolidated and the Company expects a consolidated complaint to be filed and intends to vigorously defend these lawsuits. No assurances can be made that the Company will be successful in defense of such claims. If the Company is not successful in defense of such claims, it could be forced to make significant payments to our stockholders and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier. Even if such claims are not successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business, results of operations and financial position.

     Between August and September 2004, two shareholders have filed separate derivative lawsuits purportedly on behalf of the Company against several present and former officers and members of the Board of Directors of the Company in the United States District Court for the District of Arizona. The two derivative complaints, which have been consolidated before Judge Broomfield, allege breaches of fiduciary duties, abuse of control, mismanagement, waste of corporate assets and unjust enrichment, as a result of the same activities alleged in the lawsuits discussed above. The derivative complaint seeks attorney fees and the payment of damages to the Company. As of the date of this report, these derivative actions are at the pleading stage. Defendants have not been required to answer or respond and no discovery has been served by plaintiffs.

     We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving all of the matters discussed in this note, individually or in aggregate, will not have a material adverse impact on our financial position or our results of operations, the litigation and other claims that we face are subject to inherent uncertainties and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position and on the results of operations for the period in which the effect becomes reasonably estimable.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     (a) Modification of Rights of Registered Securities. None.

     (b) Limitation of Rights of Registered Securities. None.

     (c) Sales of Unregistered Securities. None.

     (d) Use of Proceeds from Registered Securities.

     On December 23, 2002, we completed an initial public offering of shares of our Class A common stock. The shares were registered under the Securities Act of 1933 on a registration statement on Form S-1 (Registration No. 333-98033), which was declared effective by the Securities and Exchange Commission on December 17, 2002. Our net proceeds from the offering were $48.1 million, which we used to repay debt, with the balance invested in short-term investments. None of the offering proceeds were used in the three-months ended December 31, 2004.

 (e) Repurchases of Securities.

     We did not repurchase any of our securities during the three months ended December 31, 2004.

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

Item 6. Exhibits.

 (a) Exhibits:

     The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this report.

 (b) Reports on Form 8-K:

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTACARE, INC.

By: /s/ Richard R. Slager

Date: February 9, 2005	Richard R. Slager
President and Chief Executive Officer

By: /s/ Mark E. Liebner

Date: February 9, 2005	Mark E. Liebner
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.44	Second Amended and Restated Loan and Security Agreement, dated as of December 23, 2004, by and among VistaCare, Inc., its subsidiaries and Healthcare Business Credit Corporation (filed as an exhibit to a Current Report on Form 8-K dated December 29, 2004 and incorporated herein by reference).

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer