Form 10-Q
period 2005-03-31
VISTACARE, INC.
filed 2005-05-10
CIK 787030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2005

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

     As of May 3, 2005, there were outstanding 16,268,222 shares of the issuer’s Class A Common Stock, $0.01 par value per share.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

VISTACARE, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	March 31,	September 30,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,690	$28,687
Short-term investments	43,459	33,165
Patient accounts receivable (net of allowance for denials of $2,458 and $2,905 at March 31, 2005 and September 30, 2004, respectively)	16,891	17,495
Patient accounts receivable-room & board (net of allowance for denials of $1,532 and $2,980 at March 31, 2005 and September 30, 2004, respectively)	5,531	8,789
Prepaid expenses	3,283	3,404
Other current assets	2,313	3,014
Deferred tax assets	10,794	10,676

Total current assets	101,961	105,230

Fixed assets, net	5,637	5,379
Goodwill	20,852	20,564
Other assets	5,916	6,619

Total assets	$134,366	$137,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$328	$1,367
Accrued expenses	39,934	45,117
Current portion of capital lease obligations	—	5

Total current liabilities	40,262	46,489

Deferred tax liability-non-current	3,731	3,776
Stockholders’ equity:
Class A Common Stock, $0.01 par value; authorized 33,000,000 shares; 16,330,677 and 16,209,282 shares issued and outstanding at March 31, 2005 and September 30, 2004, respectively.	163	162
Additional paid-in capital	107,689	107,084
Deferred compensation	(775)	(1,175)
Accumulated deficit	(16,704)	(18,544)

Total stockholders’ equity	90,373	87,527

Total liabilities and stockholders’ equity	$134,366	$137,792

See accompanying notes to consolidated financial statements.

VISTACARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share information)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net patient revenue	$57,456	$53,649	$114,071	$107,213
Operating expenses:
Patient care expenses	35,325	31,084	70,433	63,357
General and administrative expenses (exclusive of stock based compensation charges reported below)	18,993	15,161	38,211	29,535
Depreciation and amortization	1,363	963	2,418	1,816
Stock based compensation	42	81	145	171

Total operating expenses	55,723	47,289	111,207	94,879

Operating income	1,733	6,360	2,864	12,334
Non-operating income (expense):
Interest income	258	99	475	194
Interest expense	—	(30)	(7)	(40)
Other expense	(127)	(19)	(304)	(33)

Total non-operating income	131	50	164	121

Net income before income taxes	1,864	6,410	3,028	12,455
Income tax expense	733	2,702	1,189	4,015

Net income	$1,131	$3,708	$1,839	$8,440

Net income per common share:
Basic net income per common share	$0.07	$0.23	$0.11	$0.53

Diluted net income per common share	$0.07	$0.22	$0.11	$0.51

Weighted average shares outstanding:
Basic	16,295	16,056	16,253	15,950

Diluted	16,817	17,071	16,744	16,569

See accompanying notes to consolidated financial statements.

VISTACARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Operating activities
Net income	$1,131	$3,708	$1,839	$8,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,363	963	2,418	1,816
Amortization of deferred compensation related to stock options and grants	42	81	145	171
Deferred income tax expense (benefit)	—	156	(163)	(1,085)
Loss on disposal of assets	105	—	237	—
Changes in operating assets and liabilities:
Patient accounts receivable net	(373)	2,699	(2,449)	1,122
Prepaid expenses and other	758	2,098	521	235
Accounts payable and accrued expenses	2,632	(742)	90	1,486

Net cash provided by operating activities	5,658	8,963	2,638	12,185

Investing activities
Purchases of equipment	(540)	(613)	(1,257)	(1,683)
Short-term investments purchased	(8,520)	(58,805)	(22,774)	(106,657)
Short-term investments sold	8,375	58,731	12,480	106,527
Internally developed software expenditures	(182)	(337)	(618)	(498)
Other assets	(51)	(223)	(322)	(760)

Net cash used in investing activities	(918)	(1,247)	(12,491)	(3,071)

Financing activities
Net payments on long-term debt	—	—	(5)	(23)
Proceeds from issuance of common stock from exercise of stock options and employee stock purchase plan	739	1,160	861	2,741

Net cash provided by financing activities	739	1,160	856	2,718

Net increase (decrease) in cash	5,479	8,876	(8,997)	11,832
Cash and cash equivalents, beginning of period	14,211	14,328	28,687	11,372

Cash and cash equivalents, end of period	$19,690	$23,204	$19,690	$23,204

Cash and short-term investments end of period	$63,149	$56,143	$63,149	$56,143

See accompanying notes to consolidated financial statements.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2005

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

1. Significant Accounting Policies

Change in Year End

     On August 18, 2004, VistaCare’s Board of Directors changed the Company’s fiscal year-end from December 31 to September 30. The three and six months ended March 31, 2005 results now being reported by the Company relate to the fiscal year ending September 30, 2005. For comparative purposes the six months ended March 31, 2004, includes the three months ended March 31, 2004 reported in the fiscal year ended September 30, 2004 and the three months ended December 31, 2003 reported in the fiscal year ended December 31, 2003.

Basis of Presentation

     The accompanying unaudited consolidated financial statements include accounts of VistaCare and its wholly owned subsidiaries: VistaCare USA, Inc., Vista Hospice Care, Inc., and FHI Health Services, Inc. (including its wholly-owned subsidiaries). Intercompany transactions and balances have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary, consisting of normal recurring accruals, for a fair presentation have been included. Operating results for the three and six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005.

     The balance sheet at September 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in VistaCare, Inc.’s Transition Report on Form 10-K for the nine months ended September 30, 2004.

Capitalized Software Development Costs

     We have capitalized certain internal costs related to the development of software used in our business. We capitalize all qualifying internal costs incurred during the software’s development stage. Costs incurred during the preliminary project stage and post-implementation/operation stages are expensed as incurred. We amortize the capitalized software development costs related to particular software over a three-year period commencing when that software is substantially complete and ready for its intended use. During the second quarter of 2005 we preformed a review of internally developed software for impairment and dates placed into service. As a result of the review we recorded a loss on early disposal of $0.2 million related to software that we determined would not be utilized in the future. As of March 31, 2005 and September 30, 2004, we had total capitalized software development costs, net of amortization, of $4.2 million and $5.0 million, respectively.

Net Patient Revenue

     Net patient revenue is the amount VistaCare believes we are entitled to collect for our services, adjusted as described below. The amount varies depending on the level of care, the payor and the geographic area where the services are rendered. We derive net patient revenue from billings to Medicare, Medicaid, private insurers, managed care providers, patients and others. We operate under arrangements with those payors pursuant to which they reimburse us for services we provide to hospice eligible patients they cover, subject only to our submission of adequate and timely claim documentation. Our patient intake process screens patients for hospice eligibility and identifies whether their care will be covered by Medicare, Medicaid, private insurance, managed care or self-pay. We recognize patient revenue once the patient’s hospice eligibility has been certified by a physician, the patient’s coverage from a payment source has been verified and after services have been provided to that patient.

     Our patient revenue is primarily determined by the number of billable patient days, the level of care provided and reimbursement rates. The number of billable patient days is a function of the number of patients admitted to our programs and the number of days that those patients remain in our care (length of stay, based upon patient discharges during the period). Our average length of stay was approximately 117 days for the three months ended March 31, 2005 and 116 days for the six months ended March 31, 2005. We believe we exceed the industry average on average length of stay and we attribute that to several factors. First, compared to hospice industry averages, we have a relatively high percentage of non-cancer patients, though in line with total cancer deaths in the country and in line with the Medicare decedent diagnosis mix, which typically have a longer average length of stay than cancer patients. Second, we believe that our open access philosophy and our efforts to educate referral sources about hospice care encourage earlier election of patients to hospice care. Finally, a significant amount of our patient census is in rural markets where access to intensive health care services, hospitals or other alternative health care services for hospice-eligible patients is more inconvenient than in more urban areas. Our median length of stay, based upon patient discharges during the period, was 28 days for the three months ended March 31, 2005 and was 30 days for the six months ended March 31, 2005.

     Net patient revenue includes adjustments for:

•	estimated required repayments to Medicare, if any of our programs exceed the annual Medicare Cap, as described below in “Medicare and Medicaid Regulations”; and

•	estimated payment denials, contractual adjustments and subsequent changes to initial level of care determinations, as described below in “Medicare and Medicaid Regulations: Adjustments to Net Patient Revenue for Estimated Payment Denials”.

     We recorded reductions to net patient revenue for exceeding the annual Medicare Cap of $1.5 million and $0.8 million for the three months ended March 31, 2005 and March 31, 2004, respectively, and reductions of $3.0 million and $3.9 million for the six months ended March 31, 2005 and March 31, 2004, respectively. For our transition and recent annual periods, we recorded a reduction of $14.8 million for the transition nine month period ended September 30, 2004, $4.6 million for the year ended December 31, 2003, and $1.3 million for the year ended December 31, 2002, for exceeding the annual Medicare Cap.

     As of the date of this report, we have received assessment letters for exceeding the annual Medicare Cap totaling $1.1 million for all programs in the 2002 Medicare Cap year (an amount which reflects an adjustment made by Medicare in April of 2005, which they previously issued a zero assessment for 2002), $7.5 million for all programs in the 2003 Medicare Cap year, and we have not yet received any assessment letters for the 2004 Medicare Cap year for exceeding the Medicare Cap. Any assessments for 2004 could result in adjustment in the fiscal year in which the assessment is received to reflect the difference between the actual assessment and the estimate previously recorded. As of March 31, 2005 and September 30, 2004, respectively, our accrued expenses included $16.2 million and $19.6 million for Medicare Cap accrued liability.

     We adjust our estimates for payment denials from time to time based on our billing and collection experience, patient mix, and expected length of stay. VistaCare estimates such adjustments to net patient revenue based upon significant historical experience utilizing our centralized billing and collection department that continually monitors the factors that could potentially result in a change in estimate. We recorded reductions to net patient revenue (excluding room and board charges) for estimated payment denials, contractual adjustments (such as differences in payments by commercial payors) and subsequent changes to initial level of care determinations (made retro-actively by VistaCare staff after initial admission), of $0.9 million and $1.1 million for the three months ended March 31, 2005 and March 31, 2004, respectively, $2.2 million and $1.3 million for the six months ended March 31, 2005 and March 31, 2004, respectively, and $3.8 million for the transition fiscal nine months ended September 30, 2004, respectively. As of March 31, 2005 and September 30, 2004, the allowance for denials was $4.0 million and $5.9 million, respectively. Any adjustments to net patient revenue for changes in estimates, based on historical trends, are made only in the current period.

     The company recorded changes in estimates to net patient revenue for the three and six months ended March 31, 2005. See further discussions under “Significant Accounting Policies: Medicare and Medicaid Regulation, Adjustments to Net Patient Revenue for Exceeding the Medicare Cap and Adjustments to Net Revenue for Estimated Payment Denials” for explanation of Medicare Cap estimates, payment denial estimates or charges.

     Medicare and Medicaid reimbursements account for approximately 97% of our net patient revenue for each of the three and six months ended March 31, 2005 and March 31, 2004, respectively. Whether Medicare or Medicaid continues to provide reimbursement for hospice care is dependent upon governmental policies.

     The table below sets forth the percentage of our net patient revenue derived from Medicare, Medicaid, private insurers and managed care payors for the periods indicated.

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
Payors	2005	2004	2005	2004
Medicare	92.9%	93.9%	93.0%	93.5%
Medicaid	4.4%	3.7%	4.1%	3.8%
Private insurers and managed care	2.7%	2.4%	2.8%	2.7%

     Medicare, Medicaid and most private insurers and managed care providers pay for hospice care at a daily or hourly rate that varies depending on the level of care provided. The table below sets forth the percentage of our net patient revenue generated under each of the four Medicare levels of care for the periods indicated:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
Level of Care	2005	2004	2005	2004
Routine home care	94.7%	95.0%	95.1%	94.6%
General inpatient care	4.5%	4.4%	4.2%	4.8%
Continuous home care	0.6%	0.4%	0.6%	0.4%
Respite inpatient care	0.1%	0.2%	0.1%	0.2%

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

     Medicaid reimbursement rates and hospice care coverage rates for private insurers and managed care plans generally tend to approximate Medicare rates.

     Because we generally receive fixed payments for our hospice care services based on the level of care provided to our hospice patients, we are at risk for the cost of services provided to our hospice patients. We cannot assure that Medicare, Medicaid and private insurers will continue to pay for hospice care in the same manner or in the same amount that they currently pay. Reductions in amounts paid by government programs for our services or changes in methods or regulations governing payments, which would likely result in similar changes by private third-party payors, could adversely affect our net patient revenue and profitability.

     Laws and regulations governing the Medicare and Medicaid program are complex and subject to interpretation. VistaCare believes that we are in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrong doing which would have a material impact on VistaCare’s consolidated financial condition or results of operations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

Expenses

     We recognize expenses as incurred. Our primary expenses include those we classify as either patient care expenses or general and administrative expenses.

     Patient care expenses consist primarily of salaries, benefits, payroll taxes and travel costs associated with our hospice care providers. Patient care expenses also include the cost of pharmaceuticals, durable medical equipment, medical supplies, inpatient facility expenses, nursing home costs and purchased services such as ambulance, infusion and radiology. We incur inpatient facility costs primarily through per diem charge arrangements with hospitals and skilled nursing facilities where we provide our services. We also operate one inpatient hospice facility under a lease agreement with an independent living facility.

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

     For patients receiving nursing home care under state Medicaid programs in states other than Arizona, Oklahoma, Pennsylvania and South Carolina, who elect hospice care under Medicare or Medicaid, VistaCare contracts with nursing homes for the nursing homes’ provision to patients of room and board services. In those states, the applicable Medicaid program must pay VistaCare, in addition to the applicable Medicare or Medicaid hospice daily or hourly rate, an amount equal to no more than 95% of the Medicaid daily nursing home rate for room and board services furnished to the patient by the nursing home. Under VistaCare’s standard nursing home contracts, VistaCare pays the nursing home for these room and board services at predetermined contract rates, between 95% and 100% of the full Medicaid per diem nursing home rate. In Arizona, Oklahoma, Pennsylvania and South Carolina, the Medicaid program pays the nursing home directly for these costs or has created a Medicaid managed care program that either reduces or eliminates this room and board payment.

     Nursing home costs totaled approximately $12.2 million and $11.3 million for the three months ended March 31, 2005 and March 31, 2004, respectively, and $23.5 million and $22.7 million for the six months ended March 31, 2005 and March 31, 2004, respectively. Nursing home revenue totaled approximately $11.3 million and $10.3 million for the three months ended March 31, 2005 and March 31, 2004, respectively, and $21.8 million and $19.4 million for the six months ended March 31, 2005 and March 31, 2004, respectively. Revenues are less than the costs due to provisions for estimated uncollectible amounts and differences in nursing home contracted rates. We account for the difference between the amount we pay the nursing home and the amount we receive from Medicaid (net of estimated room and board reimbursement claim denials) as patient care expenses. We refer to this difference as “nursing home costs, net”. Our nursing home costs, net, were $0.9 million and $1.0 million for the three months ended March 31, 2005 and March 31, 2004, respectively and $1.7 million and $3.3 million for the six months ended March 31, 2005 and March 31, 2004, respectively.

     General and administrative expenses primarily include salaries, payroll taxes, benefits and travel costs associated with our staff not directly involved with patient care, bonuses for all employees, marketing, office leases, and professional services.

     According to our paid time off policy, all accrued paid time off must be used by February 28 of the following calendar year. All hours not taken by February 28 of the following calendar year are forfeited. During the three and six months ended March 31, 2005 we reduced salaries, benefits and payroll taxes expenses and accruals for the expiration of accrued paid time off by $0.8 million. The reductions for expired accrued paid time off for the three and six months ended March 31, 2004 were $0.4 million. These higher forfeitures were driven by lower levels of paid time off taken by existing personnel.

Medicare and Medicaid Regulation

     VistaCare is subject to certain limitations on Medicare payments for services. Specifically, if the number of inpatient care days of any hospice program provided to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provides to all patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine home care rate. None of the VistaCare’s hospice programs exceeded the payment limits on inpatient services in the six months ended March 31, 2005 or March 31, 2004.

Adjustment to Net Patient Revenue for Exceeding Medicare Cap

     Overall Medicare payments to our hospice providers are subject to an annual Medicare Cap. This Medicare Cap limitation is revised annually to account for inflation. For the Medicare Cap year ended October 31, 2004, the Medicare Cap was $19,635.67 per beneficiary. Compliance with the Medicare Cap, however, is not determined on the basis of an individual beneficiary’s experience. Instead, compliance is measured by calculating the total Medicare payments received under a given provider number with respect to services provided to all Medicare hospice care beneficiaries served within the provider number between each November 1 and October 31 of the following year (the “Medicare Cap year”) the result is then compared with the product of the Medicare Cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice provider during the relevant period (September 28 of each year and September 27, of the following year). There is a further negative adjustment for the Medicare Cap calculation to the extent any of our first time beneficiaries is later admitted to another provider and also a positive adjustment for beneficiaries with a previous hospice election who are admitted to one of our hospice providers, each pro-rated based on days of services. If actual Medicare reimbursements to the other provider exceed that amount, Medicare requires that we repay the difference to Medicare.

     We actively monitor each of our programs, by provider number, as to their program specific admission, discharge rate and average length of stay data in an attempt to determine whether they are likely to exceed the annual Medicare Cap. At the point in time in which we determine that a provider number is likely to exceed the annual Medicare Cap based upon trends, we attempt to institute corrective action, such as a change in patient mix or increase in patient admissions. However, to the extent we believe our corrective action will not avoid a Medicare Cap charge, we estimate the amount that we could be required to repay Medicare following the end of the Medicare Cap year, and accrue that amount, which is proportional to the number of months already past in the Medicare Cap year, as a reduction to net patient revenue. Our estimate is based on a projection model that forecasts the annual amount we could be required to repay Medicare based upon the program’s actual historical program specific admission, discharge rate and average length of stay data.

     Key projection model assumptions include:

•	our fiscal intermediary will calculate our Medicare Cap liability in a manner consistent with prior years; and

•	our Medicare Cap expense is incurred ratably throughout the Medicare fiscal year and therefore our estimate of such expense should be recorded ratably over the corresponding periods of our fiscal year.

     The Company believes that there are no realistic alternative assumptions upon which to estimate Medicare Cap expense.

     Throughout the year, we review our operating experience and adjust our estimate of potential Medicare Cap liability from the projection model.

     The accuracy of our estimates is affected by many factors, including:

•	the actual number of Medicare beneficiary patient admissions and discharges and the dates of occurrence of each;

•	the average length of stay within each provider number, with those averaging over 180 days most likely to generate Medicare Cap exposure;

•	fluctuations in weekly enrollment and/or discharges;

•	our success in implementing corrective measures;

•	possible enrollment of beneficiaries in our providers who, without our knowledge, may have previously elected Medicare hospice coverage through another hospice provider and whose Medicare Cap amount is prorated for the days of service for the previous hospice admission;

•	the possible enrollment of beneficiaries with another hospice provider whom had been on previous hospice service with one of our own hospice providers and whose Medicare Cap amount is prorated between the providers for the days of service for the subsequent hospice admission;

•	fiscal intermediary disallowances of certain beneficiaries and changes in calculation methodology;

•	uncertainty surrounding length of patient stay in various patient groups, particularly with respect to non-oncology patients; and

•	the fact that we are not advised of the Medicare Cap per beneficiary credit amount that will be used by Medicare to calculate our Medicare Cap exposure until the end of the Medicare Cap year, requiring us to use an estimate of that amount throughout the year.

     While we endeavor to record an accurate estimate of Medicare Cap liability, for the Medicare Cap year ended October 2003, actual assessments of certain providers differed from our recorded estimates. The difference between our estimates and the actual assessment for the Medicare Cap year 2003 was due to fiscal intermediary disallowing certain beneficiaries and patients who received care with another hospice provider and to activity that took place subsequent to the end of the 2003 Medicare Cap year, and was not known or knowable until actual assessments were made, approximately twelve months later. Actual assessments for the Medicare Cap year ended October 31, 2004 and 2005 may also differ from the amount we have recorded as an estimate due to the factors listed above. Any adjustments to net patient revenue for differences between our original estimates, as explained above, and the assessment subsequently made by Medicare following the end of the Medicare Cap year, are recorded as soon as the assessment is received. Since assessments are not received until well after the close of any given fiscal year, each fiscal year will be subject to a potential adjustment, up or down, to reflect the differences between actual and estimated assessments from the prior year(s). During the three month period ended March 31, 2005, the Company included in its Medicare Cap charge, an amount for the re-assessment received relating to Medicare Cap in 2002 as well as changes in its estimates for Medicare Cap liability in 2005.

     In addition, each state’s Medicaid program also has regulations similar to the annual Medicare Cap. We monitor any related liability by provider, which at this time is not considered material.

     We recorded reductions to net patient revenue for exceeding the annual Medicare Cap of $1.5 million and $0.8 million for the three months ended March 31, 2005 and March 31, 2004, respectively, and reductions of $3.0 million and $3.9 million for the six months ended March 31, 2005 and March 31, 2004, respectively. For our transition and recent annual periods, we recorded a reduction of $14.8 million for the transition nine month period ended September 30, 2004, $4.6 million for the year ended December 31, 2003, and $1.3 million for the year ended December 31, 2002, for exceeding the annual Medicare Cap.

     As of the date of this report, we have received assessment letters for exceeding the annual Medicare Cap totaling $1.1 million for all programs in the 2002 Medicare Cap year (an amount which reflects an adjustment made by Medicare in April of 2005, which they previously issued a zero assessment for 2002), $7.5 million for all programs in the 2003 Medicare Cap year, and we have not yet received any assessment letters for the 2004 Medicare Cap year for exceeding the Medicare Cap. Any assessments for 2004 could result in adjustment in the fiscal year in which the assessment is received to reflect the difference between the actual assessment and the estimate previously recorded. As of March 31, 2005 and September 30, 2004, respectively, our accrued expenses included $16.2 million and $19.6 million for Medicare Cap accrued liability.

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

     We adjust our net patient revenue to the extent we estimate to what magnitude these payors may deny our claims. This estimate is based on historical trends and is subject to change based on information we receive or data we compile concerning factors such as:

•	our historical experience of claim denials by payor class;

•	the strength and reliability of our internal billing practices and controls; and

•	regulatory changes in the environment.

     We recorded reductions to net patient revenue (excluding room and board charges) for estimated payment denials, contractual adjustments (such as differences in payments by commercial payors) and subsequent changes to initial level of care determinations (made retro-actively by VistaCare staff after initial admission), of $0.9 million and $1.1 million for the three months ended March 31, 2005 and March 31, 2004, respectively, $2.2 million and $1.3 million for the six months ended March 31, 2005 and March 31, 2004, respectively, and $3.8 million for the transition fiscal nine months ended September 30, 2004, respectively. As of March 31, 2005 and September 30, 2004, the allowance for denials was $4.0 million and $5.9 million, respectively. Any adjustments to net patient revenue for changes in estimates, based on historical trends, are made only in the current period.

Charity Care

     VistaCare provides care at no cost to patients who are not eligible for insurance coverage and meet certain financial need criteria established by VistaCare. Charity care totaled approximately $0.4 million and $0.6 million for the three months ended March 31, 2005 and March 31, 2004, respectively, and $1.0 million and $1.4 million for the six months ended March 31, 2005 and March 31, 2004 respectively. Because VistaCare does not pursue collection of amounts determined to qualify as charity care, these amounts are not recorded in net patient revenue. Costs VistaCare incurs in providing charity care are recorded as patient care expenses.

Nursing Home Costs

     For patients receiving nursing home care under state Medicaid programs in states other than Arizona, Oklahoma, Pennsylvania and South Carolina, who elect hospice care under Medicare or Medicaid, VistaCare contracts with nursing homes for the nursing homes’ provision to patients of room and board services. In those states, the applicable Medicaid program must pay VistaCare, in addition to the applicable Medicare or Medicaid hospice daily or hourly rate, an amount equal to no more than 95% of the Medicaid daily nursing home rate for room and board services furnished to the patient by the nursing home. Under VistaCare’s standard nursing home contracts, VistaCare pays the nursing home for these room and board services at predetermined contract rates, between 95% and 100% of the full Medicaid per diem nursing home rate. In Arizona, Oklahoma, Pennsylvania and South Carolina, the Medicaid program pays the nursing home directly for these costs or has created a Medicaid managed care program that either reduces or eliminates this room and board payment.

     Nursing home costs totaled approximately $12.2 million and $11.3 million for the three months ended March 31, 2005 and March 31, 2004, respectively, and $23.5 million and $22.7 million for the six months ended March 31, 2005 and March 31, 2004, respectively. Nursing home revenue totaled approximately $11.3 million and $10.3 million for the three months ended March 31, 2005 and March 31, 2004, respectively, and $21.8 million and $19.4 million for the six months ended March 31, 2005 and March 31, 2004, respectively. Revenues are less than the costs due to provisions for estimated uncollectible amounts and differences in nursing home contracted rates. We account for the difference between the amount we pay the nursing home and the amount we receive from Medicaid (net of estimated room and board reimbursement claim denials) as patient care expenses. We refer to this difference as “nursing home costs, net”. Our nursing home costs, net, were $0.9 million and $1.0 million for the three months ended March 31, 2005 and March 31, 2004, respectively and $1.7 million and $3.3 million for the six months ended March 31, 2005 and March 31, 2004, respectively.

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

Insurance

     VistaCare is covered by a general liability insurance policy on an occurrence basis with limits of $1.0 million per occurrence and $3.0 million in aggregate. VistaCare is also covered by a healthcare professional liability insurance policy on a claims-made basis with limits of $1.0 million per occurrence and $3.0 million in the aggregate. VistaCare maintains workers compensation coverage at the statutory limits with a $1.0 million limit and a $250,000 deductible per occurrence, and an employer’s liability policy with a $1.0 million limit and a $150,000 deductible per occurrence. VistaCare also maintains a policy insuring hired and non-owned automobiles with a $1.0 million limit of liability and a $1.0 million deductible. In addition, VistaCare maintains umbrella coverage with a limit of

$10.0 million excess over the general liability, healthcare professional liability, hired and non-owned automobile and employer’s liability policies. VistaCare has not experienced any uninsured health care negligence losses for the three and six months ended March 31, 2005.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income to common stockholders:
As reported:	$1,131	$3,708	$1,839	$8,440
Deduct total stock-based employee compensation expense determined under fair value method for all awards, net of tax impact	(391)	(342)	(785)	(534)

Pro forma net income to common stockholders	$740	$3,366	$1,054	$7,906

Basic net income per common share:
As reported	$0.07	$0.23	$0.11	$0.53
Pro forma	0.05	0.20	0.06	0.49
Diluted net income per common share:
As reported	$0.07	$0.22	$0.11	$0.51
Pro forma	0.04	0.19	0.06	0.47
Weighted average shares used in computation:

Basic	16,295	16,056	16,253	15,950
Diluted	16,817	17,071	16,744	16,569

Net Income Per Share

     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighed average number of shares outstanding during the period plus the effect of potentially dilutive securities, including shares, outstanding warrants and employee stock options (using the treasury stock method). The effect of dilutive securities amounting to 822,105 shares and 522,080 shares were not included in the diluted per share calculation for the three months ended March 31, 2005 and March 31, 2004, respectively, and the effect of dilutive securities amounting to 867,125 shares and 497,200 shares were not included in the diluted per share calculation for the six months ended March 31, 2005 and March 31, 2004, respectively, because inclusion of the securities would be anti-dilutive.

Reclassifications

     Certain amounts have been reclassified to conform to the current presentation.

New Accounting Pronouncement

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 123 (revised) “FAS 123(R)” Share Based Payments. This Statement revises the standards for the accounting for transactions, in which a Company exchanges its equity instruments for goods or services, as well as transactions in which a Company incurs liabilities in exchange for goods or services that are based on the fair value of the entities equity instruments. The Statement requires that the cost of employee services, received in exchange for an award of equity instruments, will be measured based on the grant-date fair value of those instruments, and that the cost be recognized over the period during which an employee is required to provide services in exchange for the award. On April 14, 2005, the Securities and Exchange Commission amended the adoption compliance dates for FAS 123(R) to the first quarter of fiscal 2006, which will be effective for VistaCare for the three-month period ending December 31, 2005. At adoption VistaCare will be required to use a modified version of prospective application as a basis for recording the expenses associated with the stock options VistaCare has granted and will grant employees. Under the transition method, the compensation cost for stock option awards granted to employees prior to the effective date of the revised Statement, will be recognized for the portion of the awards for which the requisite service periods has not yet been rendered (based on the grant-date fair value of those awards). We have not yet adopted this pronouncement and are currently evaluating what the impact will be on our consolidated financial position and results of operations, effective for the three-month period ending December 31, 2005, as well as the manner in which we will adopt the standard.

2. Fixed Assets

A summary of fixed assets follows (in thousands):

	March 31,	September 30,
	2005	2004
Equipment	$8,839	$8,106
Furniture and fixtures	2,293	1,886
Leasehold improvements	1,367	1,309

Total fixed assets	12,499	11,301
Less accumulated depreciation	(6,862)	(5,922)

Net fixed assets	$5,637	$5,379

3. Other Assets

A summary of other assets follows (in thousands):

	March 31,	September 30,
	2005	2004
Internally developed software, net of amortization of $3,264 and $2,118 as of March 31, 2005 and September 30, 2004, respectively	$4,191	$4,984
Worker’s compensation, restricted cash	1,007	812
Refundable deposits	402	387
Computer software, net of amortization of $1,903 and $1,670 as of March 31, 2005 and September 30, 2004, respectively	282	400
Notes receivable	34	36

Total other assets	$5,916	$6,619

4. Accrued Expenses

A summary of accrued expenses follows (in thousands):

	March 31,	September 30,
	2005	2004
Medicare Cap accrual	$16,235	$19,584
Treatment costs	9,188	11,386
Salaries and payroll taxes	4,827	4,019
Accrued administrative expenses	4,237	4,486
Self-insurance health costs	3,524	3,027
Accrued PTO	1,923	2,615

Total accrued expenses	$39,934	$45,117

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

     Under the revolving line of credit, VistaCare may borrow, repay and re-borrow an amount equal to the lesser of: (i) $30.0 million or (ii) 85% of the net value of eligible accounts receivable. Under the term loan, borrowings are based on allowable total indebtedness based on multiplier of cash flow as defined in the loan agreement. The maturity date of the credit facility is December 22, 2009. As of March 31, 2005, there was no balance outstanding on the revolving line of credit or on the term loan.

     The credit facility contains certain customary covenants including those that restrict the ability of VistaCare to incur additional indebtedness, pay dividends under certain circumstances, permit liens on property or assets, make capital expenditures, make certain investments, and prepay or redeem debt or amend certain agreements relating to outstanding indebtedness. The Company was not in compliance with the financial debt service coverage covenant as of March 31, 2005; however, the lender provided a waiver through March 31, 2005. We anticipate receiving an extension of the covenant waiver through September 30, 2005.

6. Related Party Transactions

     In September 2003, we entered into a consulting services agreement with Dr. Perry G. Fine, a member of our board of directors, pursuant to which Dr. Fine provides certain consulting and other related services to VistaCare as we may request from time to time. In return, Dr. Fine receives an annual retainer of $60,000, paid in equal monthly installments commencing on September 1, 2003, plus reimbursement by us in accordance with Company policy of travel and other business-related expenses. The agreement may be terminated by either Dr. Fine or us upon 30 days’ written notice with or without cause. In addition, we may terminate the agreement immediately under certain circumstances. A copy of the agreement appears Exhibit 10.39 to our 2003 annual report on Form 10-K.

7. Litigation

     Between August and September 2004, approximately five complaints were filed individually and on behalf of all others similarly situated in the United States District Court for the District of Arizona against the Company and two of our officers alleging violations of the federal securities laws arising out of recent declines in the Company’s stock price. Specifically, the complaints allege claims in connection with various statements and purported omissions to the public and to the securities markets relating to the Company’s August 2004 announcement of our decision to accrue an increased amount for the quarter ended June 30, 2004 as an accrual for potential liability due to the Medicare Cap on reimbursement for hospice services. The five lawsuits have been consolidated on April 15, 2005, a consolidated complaint was served and the Company intends to vigorously defend the lawsuit. No assurances can be made that the Company will be successful in defense of such claims. If the Company is not successful in defense of such claims, we could be forced to make significant payments to our stockholders and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier. Even if such claims are not successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business, results of operations and financial position.

     Between August and September 2004, two shareholders filed separate derivative lawsuits purportedly on behalf of the Company against several present and former officers and members of the Board of Directors of the Company in the United States District Court for the District of Arizona. The two derivative complaints, which have been consolidated, allege breaches of fiduciary duties, abuse of control, mismanagement, waste of corporate assets and unjust enrichment, as a result of the same activities alleged in the lawsuits discussed above. The derivative complaint seeks attorney fees and the payment of damages to the Company. As of the date of this report, these derivative actions are at the pleading stage. Defendants have not been required to answer or respond and discovery has not commenced.

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

8. Dilutive Securities

     The following table presents the calculation of basic and diluted net income per common share (in thousands, except per share information):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Numerator
Net income	$1,131	$3,708	$1,839	$8,440

Denominator
Denominator for basic net income per share — weighted average shares	16,295	16,056	16,253	15,950
Effect of dilutive securities:
Employee stock options	522	1,015	491	619

Denominator for diluted net income per share — adjusted weighted average shares and assumed conversion	16,817	17,071	16,744	16,569

Net income per common share:
Basic net income to common stockholders	$0.07	$0.23	$0.11	$0.53
Diluted net income to common stockholders	$0.07	$0.22	$0.11	$0.51

     The effect of dilutive securities amounting to 822,105 shares and 522,080 shares were not included in the diluted net income per share calculation for the three months ended March 31, 2005 and March 31, 2004, respectively, and the effect of dilutive securities amounting to 867,125 shares and 497,200 shares were not included in the diluted net income per share calculation for the six months ended March 31, 2005 and March 31, 2004, respectively, because inclusion of the securities would be anti-dilutive.

9. Current and Subsequent Events

     On January 11, 2005, we finalized the purchase of the Prayer of Jabez hospice in Houston, Texas for $0.3 million. We anticipate this purchase will broaden several of our current markets and further develop culturally underserved markets. The cash purchase was paid in April 2005.

     At the required compliance date of April 20, 2005, we believe we were in compliance with the privacy and security of health information provisions of the Health Insurance Portability and Accountability Act of 1996 (HIPAA). Compliance with these rules has required costly changes and we expect to incur additional costs in the future for continued compliance with these regulations.

     On April 27, 2005, we received an assessment letter for exceeding the annual Medicare Cap totaling $1.1 million for all programs in the 2002 Medicare Cap year. (See further discussions under note 1.)

     On May 4, 2005, the Company’s Board of Directors approved accelerating the vesting of all out-of-the-money, unvested options to purchase the Company’s common shares held by current employees, including affected executive officer’s options. No options held by non-employee directors were subject to the acceleration. All options priced above $17.51, the closing price of the Company’s common shares on May 4, 2005, were considered to be out-of-the-money. The following table summarizes the options subject to acceleration:

	Number of	Exercise
	Accelerated	Price Per
Holder of Incentive Stock Options	Options	Share
Executive Officers:
Hughes, Carla	60,000	$34.09
Lewis, Stephen	15,000	34.09
Watson, Ron	32,000	36.20
Berry, Roseanne	25,000	34.09
Steging, Jon	16,000	36.25
Crisci, John	16,000	23.41

	Number of	Exercise
	Accelerated	Price Per
Holder of Incentive Stock Options	Options	Share
Crisci, John	15,000	34.09

All executive officers as a group (weighted average exercise price)	179,000	33.71
All other employees (weighted average exercise price)	434,624	28.06

Total Incentive Stock Options (weighted average exercise price)	613,624	$29.71

     The acceleration of these options eliminates future compensation expense that the Company would otherwise recognize in its income statement with respect to these options upon the effectiveness of FAS 123R (Share-Based Payment) in October 2005. Assuming that no holders of ISOs elect to decline the acceleration, the maximum future expense that is eliminated is approximately $4.6 million. This amount will be reflected in pro forma footnote disclosure in our fiscal 2005 financial statements, as permitted under the transition guidance provided by the Financial Accounting Standards Board.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Change in Year End

     On August 18, 2004, VistaCare’s Board of Directors changed the Company’s fiscal year-end from December 31 to September 30. The three and six months ended March 31, 2005 results now being reported by the Company relate to the fiscal year ending September 30, 2005. For comparative purposes the six months ended March 31, 2004, includes the three months ended March 31, 2004 reported in the fiscal year ended September 30, 2004 and the three months ended December 31, 2003 reported in the fiscal year ended December 31, 2003.

Overview

     During the three months ended March 31, 2005, we acquired one hospice program and developed five new licensed and Medicare certified hospice programs for a total of ten new licensed hospice programs added during the six months ended March 31, 2005. As a result we are as of March 31, 2005, operating 54 hospice programs and one in-patient unit, serving approximately 5,388 patients in 14 states. Our net patient revenue increased to $57.5 million for the three months ended March 31, 2005, from $53.6 million for the three months ended March 31, 2004. Our net patient revenue for the three months ended March 31, 2005 was reduced by $1.5 million, which was recorded as reserved for estimated Medicare Cap liabilities, as compared to a reduction of $0.8 million for the three months ended March 31, 2004. As of March 31, 2005, our accrued expenses included $16.2 million for the Medicare Cap accrued liability.

     For the three months ended March 31, 2005, we recorded net income of $1.1 million, as compared to net income of $3.7 million for the three months ended March 31, 2004. Net income for the six months ended March 31, 2005 was $1.8 million, compared to net income of $8.4 million for the six months ended March 31, 2004. Our net income was impacted positively by a 3.3% increase in Medicare hospice reimbursement rates effective October 1, 2004 and higher patient days, but offset by increases in patient care labor expense, increases in sales, general and administrative expense, and new site development costs.

Net Patient Revenue

     Net patient revenue is the amount VistaCare believes we are entitled to collect for our services, adjusted as described below. The amount varies depending on the level of care, the payor and the geographic area where the services are rendered. We derive net patient revenue from billings to Medicare, Medicaid, private insurers, managed care providers, patients and others. We operate under arrangements with those payors pursuant to which they reimburse us for services we provide to hospice eligible patients they cover, subject only to our submission of adequate and timely claim documentation. Our patient intake process screens patients for hospice eligibility and identifies whether their care will be covered by Medicare, Medicaid, private insurance, managed care or self-pay. We recognize patient revenue once the patient’s hospice eligibility has been certified by a physician, the patient’s coverage from a payment source has been verified and after services have been provided to that patient.

     Our patient revenue is primarily determined by the number of billable patient days, the level of care provided and reimbursement rates. The number of billable patient days is a function of the number of patients admitted to our programs and the number of days that those patients remain in our care (length of stay, based upon patient discharges during the period). Our average length of stay was approximately 117 days for the three months ended March 31, 2005 and 116 days for the six months ended March 31, 2005. We believe we exceed the industry average on average length of stay and we attribute that to several factors. First, compared to hospice industry averages, we have a relatively high percentage of non-cancer patients, though in line with total cancer deaths in the country and in line with the Medicare decedent diagnosis mix, which typically have a longer average length of stay than cancer patients. Second, we believe that our open access philosophy and our efforts to educate referral sources about hospice care encourage earlier election of patients to hospice care. Finally, a significant amount of our patient census is in rural markets where access to intensive health care services, hospitals or other alternative health care services for hospice-eligible patients is more inconvenient than in more urban areas. Our median length of stay, based upon patient discharges during the period, was 28 days for the three months ended March 31, 2005 and was 30 days for the six months ended March 31, 2005.

     Net patient revenue includes adjustments for:

•	estimated required repayments to Medicare, if any of our programs exceed the annual Medicare Cap, as described in this 10-Q under “Medicare and Medicaid Regulations”; and

•	estimated payment denials, contractual adjustments and subsequent changes to initial level of care determinations, as described in this 10-Q under “Medicare and Medicaid Regulations: Adjustments to Net Patient Revenue for Estimated Payment Denials”.

     We recorded reductions to net patient revenue for exceeding the annual Medicare Cap of $1.5 million and $0.8 million for the three months ended March 31, 2005 and March 31, 2004, respectively, and reductions of $3.0 million and $3.9 million for the six months ended March 31, 2005 and March 31, 2004, respectively. For our transition and recent annual periods, we recorded a reduction of $14.8 million for the transition nine month period ended September 30, 2004, $4.6 million for the year ended December 31, 2003, and $1.3 million for the year ended December 31, 2002, for exceeding the annual Medicare Cap.

     As of the date of this report, we have received assessment letters for exceeding the annual Medicare Cap totaling $1.1 million for all programs in the 2002 Medicare Cap year (an amount which reflects an adjustment made by Medicare in April of 2005, which they previously issued a zero assessment for 2002), $7.5 million for all programs in the 2003 Medicare Cap year, and we have not yet received any assessment letters for the 2004 Medicare Cap year for exceeding the Medicare Cap. Any assessments for 2004 could result in adjustment in the fiscal year in which the assessment is received to reflect the difference between the actual assessment and the estimate previously recorded. As of March 31, 2005 and September 30, 2004, respectively, our accrued expenses included $16.2 million and $19.6 million for Medicare Cap accrued liability.

     We adjust our estimates for payment denials from time to time based on our billing and collection experience, patient mix, and expected length of stay. VistaCare estimates such adjustments to net patient revenue based upon significant historical experience utilizing our centralized billing and collection department that continually monitors the factors that could potentially result in a change in estimate. We recorded reductions to net patient revenue (excluding room and board charges) for estimated payment denials, contractual adjustments (such as differences in payments by commercial payors) and subsequent changes to initial level of care determinations (made retro-actively by VistaCare staff after initial admission), of $0.9 million and $1.1 million for the three months ended March 31, 2005 and March 31, 2004, respectively, $2.2 million and $1.3 million for the six months ended March 31, 2005 and March 31, 2004, respectively, and $3.8 million for the transition fiscal nine months ended September 30, 2004, respectively. As of March 31, 2005 and September 30, 2004, the allowance for denials was $4.0 million and $5.9 million, respectively. Any adjustments to net patient revenue for changes in estimates, based on historical trends, are made only in the current period.

     The company recorded changes in estimates to net patient revenue for the three and six months ended March 31, 2005. See further discussions in this 10-Q under “Significant Accounting Policies: Medicare and Medicaid Regulation, Adjustments to Net Patient Revenue for Exceeding the Medicare Cap and Adjustments to Net Revenue for Estimated Payment Denials” for explanation of Medicare Cap estimates, payment denial estimates or charges.

     Medicare and Medicaid reimbursements account for approximately 97% of our net patient revenue for each of the three and six months ended March 31, 2005 and March 31, 2004, respectively. Whether Medicare or Medicaid continues to provide reimbursement for hospice care is dependent upon governmental policies.

     The table below sets forth the percentage of our net patient revenue derived from Medicare, Medicaid, private insurers and managed care payors for the periods indicated.

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
Payors	2005	2004	2005	2004
Medicare	92.9%	93.9%	93.0%	93.5%
Medicaid	4.4%	3.7%	4.1%	3.8%
Private insurers and managed care	2.7%	2.4%	2.8%	2.7%

     Medicare, Medicaid and most private insurers and managed care providers pay for hospice care at a daily or hourly rate that varies depending on the level of care provided. The table below sets forth the percentage of our net patient revenue generated under each of the four Medicare levels of care for the periods indicated:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
Level of Care	2005	2004	2005	2004
Routine home care	94.7%	95.0%	95.1%	94.6%
General inpatient care	4.5%	4.4%	4.2%	4.8%
Continuous home care	0.6%	0.4%	0.6%	0.4%
Respite inpatient care	0.1%	0.2%	0.1%	0.2%

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

     Medicaid reimbursement rates and hospice care coverage rates for private insurers and managed care plans generally tend to approximate Medicare rates.

     Because we generally receive fixed payments for our hospice care services based on the level of care provided to our hospice patients, we are at risk for the cost of services provided to our hospice patients. We cannot assure that Medicare, Medicaid and private insurers will continue to pay for hospice care in the same manner or in the same amount that they currently pay. Reductions in amounts paid by government programs for our services or changes in methods or regulations governing payments, which would likely result in similar changes by private third-party payors, could adversely affect our net patient revenue and profitability.

     Laws and regulations governing the Medicare and Medicaid program are complex and subject to interpretation. VistaCare believes that we are in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrong doing which would have a material impact on VistaCare’s consolidated financial condition or results of operations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

Expenses

     We recognize expenses as incurred. Our primary expenses include those we classify as either patient care expenses or general and administrative expenses.

     Patient care expenses consist primarily of salaries, benefits, payroll taxes and travel costs associated with our hospice care providers. Patient care expenses also include the cost of pharmaceuticals, durable medical equipment, medical supplies, inpatient facility expenses, nursing home costs and purchased services such as ambulance, infusion and radiology. We incur inpatient facility costs primarily through per diem charge arrangements with hospitals and skilled nursing facilities where we provide our services. We also operate one inpatient hospice facility under a lease agreement with an independent living facility.

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

     For patients receiving nursing home care under state Medicaid programs in states other than Arizona, Oklahoma, Pennsylvania and South Carolina, who elect hospice care under Medicare or Medicaid, VistaCare contracts with nursing homes for the nursing homes’ provision to patients of room and board services. In those states, the applicable Medicaid program must pay VistaCare, in addition to the applicable Medicare or Medicaid hospice daily or hourly rate, an amount equal to no more than 95% of the Medicaid daily nursing home rate for room and board services furnished to the patient by the nursing home. Under VistaCare’s standard nursing home contracts, VistaCare pays the nursing home for these room and board services at predetermined contract rates, between 95% and 100% of the full Medicaid per diem nursing home rate. In Arizona, Oklahoma, Pennsylvania and South Carolina, the Medicaid program pays the nursing home directly for these costs or has created a Medicaid managed care program that either reduces or eliminates this room and board payment.

     Nursing home costs totaled approximately $12.2 million and $11.3 million for the three months ended March 31, 2005 and March 31, 2004, respectively, and $23.5 million and $22.7 million for the six months ended March 31, 2005 and March 31, 2004, respectively. Nursing home revenue totaled approximately $11.3 million and $10.3 million for the three months ended March 31, 2005 and March 31, 2004, respectively, and $21.8 million and $19.4 million for the six months ended March 31, 2005 and March 31, 2004, respectively. Revenues are less than the costs due to provisions for estimated uncollectible amounts and differences in nursing home contracted rates. We account for the difference between the amount we pay the nursing home and the amount we receive from Medicaid (net of estimated room and board reimbursement claim denials) as patient care expenses. We refer to this difference as “nursing home costs, net”. Our nursing home costs, net, were $0.9 million and $1.0 million for the three months ended March 31, 2005 and March 31, 2004, respectively and $1.7 million and $3.3 million for the six months ended March 31, 2005 and March 31, 2004, respectively.

     General and administrative expenses primarily include salaries, payroll taxes, benefits and travel costs associated with our staff not directly involved with patient care, bonuses for all employees, marketing, office leases, and professional services.

     According to our paid time off policy, all accrued paid time off must be used by February 28 of the following calendar year. All hours not taken by February 28 of the following calendar year are forfeited. During the three and six months ended March 31, 2005 we reduced salaries, benefits and payroll taxes expenses and accruals for the expiration of accrued paid time off by $0.8 million. The reductions for expired accrued paid time off for the three and six months ended March 31, 2004 were $0.4 million. These higher forfeitures were driven by lower levels of paid time off taken by existing personnel.

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

Capitalized Software Development Costs

     We have capitalized certain internal costs related to the development of software used in our business. We capitalize all qualifying internal costs incurred during the software’s development stage. Costs incurred during the preliminary project stage and post-implementation/operation stages are expensed as incurred. We amortize the capitalized software development costs related to particular software over a three-year period commencing when that software is substantially complete and ready for its intended use. During the second quarter of 2005 we preformed a review of internally developed software for impairment and dates placed into service. As a result of the review we recorded a loss on early disposal of $0.2 million related to software that we determined would not be utilized in the future. As of March 31, 2005 and September 30, 2004, we had total capitalized software development costs, net of amortization, of $4.2 million and $5.0 million, respectively.

Goodwill

     Goodwill from our 1998, 2002 and 2005 acquisitions, net of accumulated amortization, was $20.9 million as March 31, 2005. Prior to 2002, we were amortizing the goodwill from our 1998 acquisitions over 30 years. Rules issued by the Financial Accounting Standards Board, effective beginning in 2002, require that we no longer amortize goodwill. These rules require that we analyze our goodwill for impairment annually, or more often if events or circumstances arise that indicate that the carrying value of our goodwill exceeds its fair market value. We have concluded that no basis for impairment of our goodwill existed as of March 31, 2005.

Current and Subsequent Events

      In January 2005, David W. Elliot, Jr. was appointed as our President and Chief Operating Officer (COO). He was also appointed to the Company’s Board of Directors. In his role as President and COO, Mr. Elliot has assumed responsibility for managing a large majority of the Company’s resources, including overall profit and loss. Richard R. Slager will remain Chairman and Chief Executive Officer of the Company. Mr. Elliot joins the Company from VMBC, LLC, The VASCLIP Company, a privately held medical device company, where he was President, CEO and a Director. Prior to his experience at VASCLIP, Mr. Elliot was Vice President of Sales and Marketing at Advanced Respiratory, Inc., a privately held company, now owned by Hillenbrand Industries, Inc.

     On January 11, 2005, we finalized the purchase of the Prayer of Jabez hospice in Houston, Texas for $0.3 million. We anticipate this purchase will broaden several of our current markets and further develop culturally underserved markets. The cash purchase was paid in April 2005.

     On March 15, 2005, Mark Liebner, Chief Financial Officer, ceased being our Chief Financial Officer and is now a part-time employee. He remained in the full-time employ of the Company through the closing of the quarter ended March 31, 2005. Jon A. Steging, Chief Accounting Officer, assumed all financial and accounting responsibilities on an interim basis while the Company searches for a replacement. Mr. Liebner will continue to work with VistaCare on a limited basis for a minimum of one year.

     At the required compliance date of April 20, 2005, we believe we were in compliance with the privacy and security of health information provisions of the Health Insurance Portability and Accountability Act of 1996 (HIPAA). Compliance with these rules has required costly changes and we expect to incur additional costs in the future for continued compliance with these regulations.

     On April 27, 2005, we received an assessment letter for exceeding the annual Medicare Cap totaling $1.1 million for all programs in the 2002 Medicare Cap year. (See further discussions in this 10-Q under note 1.)

     At the May 4, 2005 Board of Directors meeting, our Directors elected Jack A. Henry and James C. Crews as new board members to fill vacancies created by the departure of two of our Directors that day. Mr. Henry filled the vacancy created by the retirement of William J. McBride, and will serve the remainder of the Class II Director term which ends on the date of the annual meeting of stockholders in 2007. Mr. McBride announced his retirement after nearly 10 years of service, to be able to devote more time to his family, and other personal and business matters. Mr. Crews filled the vacancy created by the resignation of David W. Faeder, and will serve the remainder of the Class I Director term, which ends on the date of the annual meeting of stockholders on 2006. Mr. Faeder announced his resignation due to changed circumstances of his business activities, including the need to devote more time to his new business venture.

     On May 4, 2005, the Company’s Board of Directors approved accelerating the vesting of all out-of-the-money, unvested options to purchase the Company’s common shares held by current employees, including affected executive officer’s options. No options held by non-employee directors were subject to the acceleration. All options priced above $17.51, the closing price of the Company’s common shares on May 4, 2005, were considered to be out-of-the-money. The following table summarizes the options subject to acceleration:

	Number of	Exercise
	Accelerated	Price Per
Holder of Incentive Stock Options	Options	Share
Executive Officers:
Hughes, Carla	60,000	$34.09
Lewis, Stephen	15,000	34.09
Watson, Ron	32,000	36.20
Berry, Roseanne	25,000	34.09
Steging, Jon	16,000	36.25

	Number of	Exercise
	Accelerated	Price Per
Holder of Incentive Stock Options	Options	Share
Crisci, John	16,000	23.41
Crisci, John	15,000	34.09

All executive officers as a group (weighted average exercise price)	179,000	33.71
All other employees (weighted average exercise price)	434,624	28.06

Total Incentive Stock Options (weighted average exercise price)	613,624	$29.71

      The acceleration of these options eliminates future compensation expense that the Company would otherwise recognize in its income statement with respect to these options upon the effectiveness of FAS 123R (Share-Based Payment) in October 2005. Assuming that no holders of ISOs elect to decline the acceleration, the maximum future expense that is eliminated is approximately $4.6 million. This amount will be reflected in pro forma footnote disclosure in our fiscal 2005 financial statements, as permitted under the transition guidance provided by the Financial Accounting Standards Board.

Results of Operations

     The following table sets forth selected consolidated financial information as a percentage of net patient revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net patient revenue	100%	100%	100%	100%
Operating expenses:
Patient care:
Salaries, benefits and payroll taxes	40.2%	36.9%	40.9%	36.8%
Pharmaceuticals	5.0%	5.0%	4.8%	5.0%
Durable medical equipment	4.7%	4.7%	5.0%	4.8%
Other (including inpatient arrangements, nursing home costs, net, purchased services, travel and supplies)	11.5%	11.4%	11.0%	12.5%

Total patient care	61.4%	58.0%	61.7%	59.1%
General and administrative (exclusive of stock-based compensation charges reported below):
Salaries, benefits and payroll taxes	19.6%	16.8%	20.2%	16.2%
Office leases	2.3%	1.7%	2.2%	1.7%
Other (including severance, travel, marketing and charitable contributions)	11.2%	9.8%	11.2%	9.6%

Total general and administrative	33.1%	28.3%	33.6%	27.5%
Depreciation and amortization	2.4%	1.8%	2.1%	1.7%
Stock-based compensation	0.1%	0.1%	0.1%	0.2%

Operating income	3.0%	11.8%	2.5%	11.5%
Non-operating income	0.2%	0.1%	0.1%	0.1%
Income tax expense	1.2%	5.0%	1.0%	3.7%

Net income	2.0%	6.9%	1.6%	7.9%

Three and Six Months Ended March 31, 2005, Compared to Three and Six Months Ended March 31, 2004

Net Patient Revenue

     Net patient revenue increased $3.9 million, or 7%, to $57.5 million for the three months ended March 31, 2005, compared to $53.6 million for the three months ended March 31, 2004. Net patient revenue increased $6.9 million or 6%, to $114.1 million for the six months ended March 31, 2005, from $107.2 million for the six months ended March 31, 2004. Net patient revenue per day of care increased to approximately $119 per day for the three months ended March 31, 2005 from approximately $115 per day for the three months ended March 31, 2004. Net patient revenue per day of care increased to approximately $117 per day for the six months ended March 31, 2005 from approximately $113 per day for the six months ended March 31, 2004. These increases were due to:

•	Medicare reimbursement rate increase effective October 1, 2004;

•	lower Medicare Cap accrual of $3.0 million for the six months ended March 31, 2005, compared to $3.9 million for the six months ended March 31, 2004, however offset by higher Medicare Cap accrual of $1.5 million for the three months ended March 31, 2005, compared to $0.8 million for the three months ended March 31, 2004; and

•	an increase in patient days, to 482,190 days and 971,415 days for the three and six months ended March 31, 2005 from 468,098 days and 946,072 days for the three and six months ended March 31, 2004.

     We reflected reductions to net patient revenue for estimated payment denials, contractual adjustments and subsequent changes to initial level of care determinations, of $0.6 million for the three months ended March 31, 2005, $1.5 million for the six months ended March 31, 2005, $0.8 million for the three months ended March 31, 2004, $2.1 million for the six months ended March 31, 2004, and $6.2 million for the transition fiscal nine months ended September 30, 2004, respectively.

     Net patient revenues include reductions for estimated Medicare Cap for the three and six months ended March 31, 2005 of $1.5 million and $3.0 million, respectively, included additional charges for the re-assessment of Medicare Cap in 2002 described earlier, as well as changes in its estimates for Medicare Cap liability in 2005.

     Our average daily census increased 1%, to 5,358 patients for the three months ended March 31, 2005 from 5,144 patients for the three months ended March 31, 2004. For the six months ended March 31, 2004, average daily census increased 3% to 5,337 patients from 5,170 patients for the six months ended March 31, 2004. This increase was attributable to an increase in the average length of stay to 117 days for the three months ended March 31, 2005 from 108 days for the three months ended March 31, 2004, and to an increase in the average length of stay to 116 days for the six months ended March 31, 2005 from 109 days for the six months ended March 31, 2004. The increase was also attributable to an increase in admissions to 4,601 patients for the three months ended March 31, 2005 from 3,842 patients for the three months ended March 31, 2004 and 8,915 patients for the six months ended March 31, 2005 from 7,873 patients for the six months ended March 31, 2004. We believe that our average length of stay is higher than the industry average and is due in part to our relatively high mix of non-cancer patients, by hospice industry standards. Non-cancer patients generally have a higher average length of stay than do cancer patients.

     The table below shows the number of our patient admissions for the periods indicated:

Quarter ending:	Number of Admissions:
March 31, 2005	4,601
December 31, 2004	4,314
September 31, 2004	3,949
June 30, 2004	3,754
March 31, 2004	3,842

Patient Care Expenses

     Patient care expenses increased $4.2 million, or 14%, to $35.3 million for the three months ended March 31, 2005 from $31.1 million for the three months ended March 31, 2004. For the six months ended March 31, 2005 compared to the six months ended March 31, 2004, patient care expenses increased $7.0 million or 11% to $70.4 million from $63.4 million, respectively. As a percentage of net patient revenue, patient care expenses increased to 61% for the three months ended March 31, 2005 from 58% for the three months ended March 31, 2004. For the six months ended March 31, 2005, the percentage of net patient revenue to patient care expenses increased to 62% from 59% for the six months ended March 31, 2004.

     This increase in patient care expenses was due to a $3.3 million increase for the three months ended March 31, 2005 and $7.1 million increase for the six months ended March 31, 2005 in salaries, benefits, and payroll taxes of hospice care providers. The increased costs of hospice care providers resulted from increases in patient care labor expense and the additional personnel for new sites. Additionally, pharmaceuticals, durable medical equipment and other patient care expenses increased by $0.9 million for the three and $1.4 million six months ended March 31, 2005, as compared to the same periods ending March 2004. These increases were practically offset by a reduction of $1.5 million in net room and board expenses for the six months ended March 31, 2005 verses the six months ended March 31, 2004. We believe the increase is due in part to shorter median length of stays and to our newly developed hospice programs that initially operate at a lower census and subsequently reflect higher labor expenses.

General and Administrative Expenses (Exclusive of Stock-Based Compensation)

     General and administrative expenses increased $3.8 million, or 25%, to $19.0 million for the three months ended March 31, 2005 from $15.2 million for the three months ended March 31, 2004. General and Administrative expenses increased $8.7 million, or 29% to $38.2 million for the six months ended March 31, 2005 from $29.5 million for the six months ended March 31, 2004. As a percentage of net patient revenue, general and administrative expenses increased to 33% for the three months ended March 31, 2005 from 28% for the three months ended March 31, 2004. As a percentage of net patient revenue, general and administrative expenses increased to 34% for the six months ended March 31, 2005 from 28% for the six months ended March 31, 2004.

     The increase in general and administrative expenses was due to adding personnel with a corresponding increases in salaries, benefits and payroll taxes of $2.2 million for the three months ended March 31, 2005 and $5.6 million for the six months ended March 31, 2005. The increases in personnel were due to additional development of new sites, and the internal implementation costs of Sarbanes-Oxley and HIPAA. We also recorded increases in bonus accruals during 2005 of $0.5 million for the three months ended March 31, 2005 and $1.7 million for the six months ended March 31, 2005 verses the reversal of bonus accruals of $0.6 million during the three months and $0.8 million for the six months ended March 31, 2004. The remaining increase of $0.5 million for the three months ended March 31, 2005 and the increase of $0.7 million for the six months ended March 31, 2005 resulted from higher rent expense, primarily due to newly developed program leases.

Stock-Based Compensation

     Stock-based compensation expense was approximately $0.1 million for each of the three months ended and $0.2 million six months ended March 31, 2005 and March 31, 2004, respectively, and these expenses principally relate to the amortization of our deferred stock compensation balances.

Non-Operating Income

     Non-operating income was $0.1 million for each of the three months ended March 31, 2005 and March 31, 2004, respectively, and $0.2 million and $0.1 million for the six months ended March 31, 2005 and March 31, 2004, respectively. This income primarily relates to interest income net of other expenses.

Income Tax

     For the three months ended March 31, 2005, our income tax expense was $0.7 million as compared to $2.7 million for the three months ended March 31, 2004. For the six months ended March 31, 2005 the company had an income expense of $1.2 million as compared to $4.0 million for the six months ended March 31, 2004.

     The effective rate for the three and six months ended March 31, 2004 remained at the same 39% rate. However, the rate for March 31, 2004 was comprised of tax at our estimated 39% effective rate for the 2004 and an additional $0.2 million relating to taxes due in certain states in 2003 based upon a change in our assessment of amounts due.

Liquidity and Capital Resources

     Our principal liquidity requirements have been for working capital and capital expenditures. We have financed these requirements primarily with cash flow from operations. We raised net proceeds of $48.1 million from our initial public offering in December 2002 of common stock. We used the net proceeds to repay debt of $11.0 million, with the balance invested in short-term investments. As of March 31, 2005, we had cash and cash equivalents short term investments of $63.1 million, working capital of approximately $61.7 million and the ability to borrow up to $50.0 million depending on eligible receivables under our revolving credit and term loan facility described below.

     Net cash provided by operating activities for the three months ended March 31, 2005 was $5.7 million as compared to cash provided of $9.0 million for the three months ended March 31, 2004. The decrease between the quarters is due primarily to the decrease in net income. For the six months ended March 31, 2005, cash provided by operating activities was $2.6 million, compared to cash provided of $12.2 million for the six months ended March 31, 2004. This decrease was due primarily to the $6.3 million of repayments made during 2005 of Medicare Cap assessment for the 2003 Medicare Cap year.

     Net cash used in investing activities was $0.9 million and $1.2 million for the three months ended March 31, 2005 and 2004, respectively. These cash uses related primarily to the continued investment in internally developed software and its implementation, the purchase of computer and office equipment for new programs being developed. Net cash used in investing activities was $12.5 million and $3.1 million for the six months ended March 31, 2005 and 2004, respectively. These cash uses related primarily to the purchases of short-term investments.

     Net cash provided by financing activities was $0.7 and $1.2 million for the three months ended March 31, 2005 and 2004, respectively and was $0.9 million and $2.7 million for the six months ended March 31, 2005 and 2004, respectively. Cash provided by financing activities principally resulted from the exercise of employee stock options, employee stock purchases and interest income.

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

     Under the revolving line of credit, VistaCare may borrow, repay and re-borrow an amount equal to the lesser of: (i) $30.0 million or (ii) 85% of the net value of eligible accounts receivable. Under the term loan, borrowings are based on allowable total indebtedness based on multiplier of cash flow as defined in the loan agreement. The maturity date of the credit facility is December 22, 2009. As of March 31, 2005, there was no balance outstanding on the revolving line of credit or on the term loan.

     The credit facility contains certain customary covenants including those that restrict the ability of VistaCare to incur additional indebtedness, pay dividends under certain circumstances, permit liens on property or assets, make capital expenditures, make certain investments, and prepay or redeem debt or amend certain agreements relating to outstanding indebtedness. The Company was not in compliance with the financial debt service coverage covenant as of March 31, 2004; however, the lender provided a waiver through March 31, 2005. We anticipate receiving an extension of the covenant waiver through September 30, 2005.

     Our hospice programs are subject to the annual Medicare Cap. If we are found by Medicare to have exceeded the annual Medicare Cap, Medicare will require that we make restitution for payments made to us in excess of the annual Medicare Cap. We were required to repay Medicare Cap of $6.3 million for the six months ended March 31, 2005, $1.1 million for the nine months ended September 30, 2004, $0.6 million for the twelve months ended December 31, 2003, $0.0 million for the twelve months ended December 31, 2002, $1.0 million for the twelve months ended December 31, 2001, and $0.6 million for the twelve months ended December 31, 2000 for exceeding the annual Medicare Cap. As of the date of this report, we had not yet been assessed for exceeding the Medicare Cap for the 2004 Medicare Cap year. As of March 31, 2005 and September 30, 2004, respectively, our accrued expenses included $16.2 million and $19.6 million for Medicare Cap accrued liability.

     We expect that our principal liquidity requirements will be for working capital, the development of new hospice programs, the development of new in-patient units, the acquisition of other hospice programs and capital expenditures. We expect that our existing funds, cash flows from operations and borrowing capacity under our credit agreement will be sufficient to fund our principal liquidity requirements for at least the next twelve months. Our future liquidity requirements and the adequacy of our available funds will depend on many factors, including payment for our services, regulatory changes and compliance with new regulations, expense levels, future development of new hospice programs, future development of new in-patient units, acquisitions of other hospice programs and capital expenditures.

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

Inflation

     The healthcare industry is labor intensive. Wages and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. In addition, suppliers pass along rising costs to us in the form of higher prices. We have implemented control measures designed to curb increases in operating expenses; however, we cannot predict our ability to cover or offset future cost increases.

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 123 (revised) “FAS 123(R)” Share Based Payments. This Statement revises the standards for the accounting for transactions, in which a Company exchanges its equity instruments for goods or services, as well as transactions in which a Company incurs liabilities in exchange for goods or services that are based on the fair value of the entities equity instruments. The Statement requires that the cost of employee services, received in exchange for an award of equity instruments, will be measured based on the grant-date fair value of those instruments, and that the cost be recognized over the period during which an employee is required to provide services in exchange for the award. On April 14, 2005, the Securities and Exchange Commission amended the adoption compliance dates for FAS 123(R) to the first quarter of fiscal 2006, which will be effective for VistaCare for the three-month period ending December 31, 2005. At adoption VistaCare will be required to use a modified version of prospective application as a basis for recording the expenses associated with the stock options VistaCare has granted and will grant employees. Under the transition method, the compensation cost for stock option awards granted to employees prior to the effective date of the revised Statement, will be recognized for the portion of the awards for which the requisite service periods has not yet been rendered (based on the grant-date fair value of those awards). We have not yet adopted this pronouncement and are currently evaluating what the impact will be on our consolidated financial position and results of operations, effective for the three-month period ending December 31, 2005, as well as the manner in which we will adopt the standard.

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

     Approximately 97% of our net patient revenue for the three months ended March 31, 2005 consisted of payments from Medicare and Medicaid programs. Because we generally receive fixed payments for our hospice care services based on the level of care provided to our hospice patients, we are at risk for the cost of services provided to our hospice patients. We cannot assure you that Medicare and Medicaid will continue to pay for hospice care in the same manner or in the same amount that they currently do. Reductions in amounts paid by government programs for our services or changes in methods or regulations governing payments, which would likely result in similar changes by private third-party payors, could adversely affect our net patient revenue and profitability.

Our profitability may be adversely affected by limitations on Medicare payments.

     Medicare payments for hospice services are subject to an annual Medicare Cap amount, which for the twelve months ended October 31, 2004 was $19,635.37 per beneficiary. Compliance with the Medicare Cap is measured by calculating the annual Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that provider number during the Medicare regulation year and comparing the result with the product of the annual Medicare Cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that program or programs during that year. There is a further negative adjustment for the Medicare cap calculation to the extent our first time beneficiaries are later admitted to another provider and also a positive adjustment for a beneficiary with a previous hospice election admitted to one of our providers, each pro-rated based on days of service. We reflected as a reduction to net patient revenue of approximately $3.0 million in the six months ended March 31, 2005 and $3.9 million in the six months ended March 31, 2004, as a result of estimated reimbursements in excess of the annual Medicare Cap in those periods. Our ability to comply with this limitation depends on a number of factors relating to the hospice program or programs under a given Medicare provider number, including the rate at which our patient census increases, the average length of stay and the mix in level of care. Our profitability may be adversely affected if, in the future, we are unable to comply with this and other Medicare payment limitations.

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

     We in turn, are generally obligated to pay the nursing home for these room and board services at a rate between 95% and 100% of the full Medicaid per diem nursing home rate. In the past, we have experienced situations where both the Medicaid program and we have paid a nursing home for the same room and board service and the Medicaid program has imposed on us the burden of recovering the amount we previously paid to the nursing home. There can be no assurance that these situations will not recur in the future or that, if they do, we will be able to fully recover from the nursing home.

     In addition, many of our patients residing in nursing homes are eligible for both Medicare and Medicaid benefits. In these cases, the patients’ state Medicaid program pays their nursing home room and board charges and Medicare pays their hospice services benefit. In the past, the government has questioned whether the reimbursement levels for these dual-eligible hospice patients as well as for Medicare-only patients living in nursing homes may be excessive. Specifically, the government has expressed concerns that hospice programs may provide fewer services to patients who reside in nursing homes than to patients living in other settings, due to the presence of the nursing home’s own staff to address problems that might otherwise be handled by hospice personnel. Because hospice programs are paid a fixed daily amount, regardless of the volume or duration of services provided, the government is concerned that, by shifting the responsibility and cost for certain patient care or counseling services to the nursing home, hospice programs may inappropriately increase their profitability. In the case of these dual-eligible patients, the government’s concern is that the cost of providing both the room and board and hospice services may be significantly less than the combined reimbursement paid to the nursing homes and hospice programs as a result of the overlap in services.

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

     Although we recorded net income of $1.8 million for the six months ended March 31, 2005, and $8.4 million for the six months ended March 31, 2004, we had a loss of $4.2 for the nine months ended September 30, 2004 and we had an accumulated deficit of $16.7 million at March 31, 2005. We cannot assure you that we will operate profitably in the future. In addition, we may experience significant quarter-to-quarter variations in operating results. We are pursuing a growth strategy focused primarily on same-store growth, but also involving the development of new hospice programs, the development of new in-patient units, and acquisitions of other hospice programs. Our growth strategy may involve, among other things, increased marketing expenses, significant cash expenditures, debt incurrence and other expenses that could negatively impact our profitability on a quarterly and an annual basis. Our net patient revenue could be adversely impacted by a number of factors including, in particular, reductions in Medicare payment rates and patient lengths of stay, which may not be within our control.

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

     Our growth strategy also involves the development of new hospice programs. When we develop new hospice programs, we first engage a small staff and obtain office space, contracts and referral sources, while obtaining state licensure and Medicare certification. Following Medicare certification, we spend significant management and financial resources in an effort to increase patient census of that program. This aspect of our growth strategy may not be successful, which could adversely impact our growth and profitability. In this regard, we cannot assure you that we will be able to:

•	identify markets that meet our selection criteria for new hospice programs;

•	hire and retain a qualified management team to operate each of our new hospice programs;

•	manage a large and geographically diverse group of hospice programs;

•	become Medicare and Medicaid certified and licensed in new markets in a timely manner;

•	generate sufficient hospice admissions in new markets to operate profitably in these new markets; and

•	compete effectively with existing hospice programs in new markets.

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

     According to the National Hospice and Palliative Care Organization, 67% of hospice programs in the United States in 2003 were not-for-profit programs. Accordingly, it is likely that a substantial number of acquisition opportunities will involve hospice programs operated by not-for-profit entities. In recent years, several states have increased review and oversight of transactions involving the sale of healthcare facilities by not-for-profit entities. Although the level of oversight varies from state to state, the current trend is to provide for increased governmental review, and in some cases approval, of transactions in which a not-for-profit entity sells a healthcare facility or business to a for profit entity. This increased scrutiny may increase the difficulty of completing or prevent the completion of acquisitions in some states in the future.

As with our past acquisitions, we may face difficulties integrating businesses that we may acquire in the future. Our efforts to acquire other businesses may be unsuccessful, involve significant cash expenditures or expose us to unforeseen liabilities.

     Our 1998 acquisitions, which were closed nearly simultaneously, increased our patient census approximately five-fold and presented significant integration difficulties. Due to the size and complexity of these transactions, immediately following the transactions, our resources available for integration efforts were limited. In time, as we were able to focus on the integration of the acquired businesses, we spent substantial resources on projects such as:

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

     A substantial portion of our total assets consists of intangible assets, primarily goodwill. Goodwill, net of accumulated amortization, accounted for approximately 16% of our total assets as of March 31, 2005. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As a result, we no longer amortize goodwill and long-lived intangible assets. Instead, we review them at least annually to determine whether they have become impaired. If they have become impaired, we charge the impairment as an expense in the period in which the impairment occurred. Any event, which results in the significant impairment of our goodwill, such as closure of a hospice program or sustained operating losses, could have a material adverse effect on our profitability.

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

We may experience difficulties in transitioning to a new billing software system, which may result in delays and errors in billing for our services.

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

     As of March 31, 2005, our capitalized software development costs, net of amortization, were approximately $4.2 million, most of which related to the development of CareNation, our proprietary software platform, and related application modules. If one or more of the application modules do not function as anticipated, we may be required to write off a significant amount of capitalized software development costs and we may experience significant disruptions in our operations, all of which could have a material adverse effect on our profitability. In addition, the costs associated with training our employees to use these new applications effectively and errors arising from being unfamiliar with the new applications could have a material adverse effect on our operations and profitability.

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

     There are currently numerous legislative and regulatory initiatives at both the state and federal levels that address patient privacy concerns. In particular, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, contains provisions that required us to implement new systems and business procedures designed to protect the privacy and security of each of our hospice patient’s individual health information. Final regulations addressing the security of patient health information were modified and published in final form on February 20, 2003. We were in compliance with these regulations by the April 21, 2005 deadline. Compliance with these rules has required costly changes and we expect to incur additional costs in the future for continued compliance with these regulations, which could negatively impact our profitability.

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

Item 4. Controls and Procedures.

     (a) Evaluation of Disclosure Controls and Procedures.

     Our management, with the participation of our Chief Executive Officer (CEO) and Interim Chief Financial Officer (CFO) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2005. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

     (b) Changes in Internal Controls.

     There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     Between August and September 2004, approximately five complaints were filed individually and on behalf of all others similarly situated in the United States District Court for the District of Arizona against the Company and two of our officers alleging violations of the federal securities laws arising out of recent declines in the Company’s stock price. Specifically, the complaints allege claims in connection with various statements and purported omissions to the public and to the securities markets relating to the Company’s August 2004 announcement of our decision to accrue an increased amount for the quarter ended June 30, 2004 as an accrual for potential liability due to the Medicare Cap on reimbursement for hospice services. The five lawsuits have been consolidated on April 15, 2005, a consolidated complaint was served and the Company intends to vigorously defend the lawsuit. No assurances can be made that the Company will be successful in defense of such claims. If the Company is not successful in defense of such claims, we could be forced to make significant payments to our stockholders and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier. Even if such claims are not successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business, results of operations and financial position.

     Between August and September 2004, two shareholders filed separate derivative lawsuits purportedly on behalf of the Company against several present and former officers and members of the Board of Directors of the Company in the United States District Court for the District of Arizona. The two derivative complaints, which have been consolidated, allege breaches of fiduciary duties, abuse of control, mismanagement, waste of corporate assets and unjust enrichment, as a result of the same activities alleged in the lawsuits discussed above. The derivative complaint seeks attorney fees and the payment of damages to the Company. As of the date of this report, these derivative actions are at the pleading stage. Defendants have not been required to answer or respond and discovery has not commenced.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     (a) Sales of Unregistered Securities. None.

     (b) Use of Proceeds from Registered Securities. On December 23, 2002, we completed an initial public offering of shares of our Class A common stock. The shares were registered under the Securities Act of 1933 on a registration statement on Form S-1 (Registration No. 333-98033), which was declared effective by the Securities and Exchange Commission on December 17, 2002. Our net proceeds from the offering were $48.1 million, which we used to repay debt of $11.0 million, with the balance invested in short-term investments. None of the offering proceeds were used in the three-months ended March 31, 2005.

     (c) Repurchases of Securities. We did not repurchase any of our securities during the six months ended March 31, 2005.

     (d) Restrictions Upon the Payment of Dividends. We are prohibited under our credit facility from paying any cash dividends if there is a default under the facility or if the payment of any cash dividends would result in default.

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

VISTACARE, INC.

By: /s/ Richard R. Slager

Date: May 10, 2005	Richard R. Slager
President and Chief Executive Officer

By: /s/ Jon A. Steging

Date: May 10, 2005	Jon A. Steging
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.44	Second Amended and Restated Loan and Security Agreement, dated as of December 23, 2004, by and among VistaCare, Inc., its subsidiaries and Healthcare Business Credit Corporation (filed as an exhibit to a Current Report on Form 8-K dated December 29, 2004 and incorporated herein by reference).

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Interim Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of the Interim Chief Financial Officer.