Form 10-Q
period 2005-06-30
VISTACARE, INC.
filed 2005-08-09
CIK 787030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrnt is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No
     As of August 2, 2005, there were outstanding 16,362,221 shares of the issuer’s Class A Common Stock, $0.01 par value per share.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
VISTACARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	June 30,	September 30,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,978	$28,687
Short-term investments	43,699	33,165
Patient accounts receivable (net of allowance for denials of $2,146 and $2,905 at June 30, 2005 and September 30, 2004, respectively)	17,995	17,495
Patient accounts receivable-room & board (net of allowance for denials of $1,248 and $2,980 at June 30, 2005 and September 30, 2004, respectively)	5,833	8,789
Prepaid expenses	3,498	3,404
Tax receivable	2,457	3,014
Deferred tax assets	6,728	10,676

Total current assets	95,188	105,230

Fixed assets, net	5,493	5,379
Goodwill	20,852	20,564
Other assets	6,600	6,619

Total assets	$128,133	$137,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$406	$1,367
Accrued expenses	36,036	45,117
Current portion of capital lease obligations	—	5

Total current liabilities	36,442	46,489

Deferred tax liability-non-current	—	3,776
Stockholders’ equity:
Class A Common Stock, $0.01 par value; authorized 33,000,000 shares; 16,360,926 and 16,209,282 shares issued and outstanding at June 30, 2005 and September 30, 2004, respectively.	164	162
Additional paid-in capital	107,890	107,084
Deferred compensation	(638)	(1,175)
Accumulated deficit	(15,725)	(18,544)

Total stockholders’ equity	91,691	87,527

Total liabilities and stockholders’ equity	$128,133	$137,792

See accompanying notes to consolidated financial statements.

VISTACARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share information)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net patient revenue	$57,476	$48,069	$171,547	$155,282
Operating expenses:
Patient care expenses	36,113	33,202	106,546	96,559
Sales, general and administrative expenses (exclusive of stock-based compensation charges reported below)	18,946	16,565	57,157	46,100
Depreciation and amortization	1,056	955	3,474	2,771
Stock-based compensation	80	76	225	248

Total operating expenses	56,195	50,798	167,402	145,678

Operating income (loss)	1,281	(2,729)	4,145	9,604
Non-operating income (expense):
Interest income	374	113	849	307
Interest expense	7	(19)	—	(59)
Other expense	(176)	(11)	(480)	(44)

Total non-operating income	205	83	369	204

Net income (loss) before income taxes	1,486	(2,646)	4,514	9,808
Income tax expense (benefit)	506	(895)	1,695	3,120

Net income (loss)	$980	$(1,751)	$2,819	$6,688

Net income (loss) per common share:

Basic net income (loss) per common share	$0.06	$(0.11)	$0.17	$0.42

Diluted net income (loss) per common share	$0.06	$(0.11)	$0.17	$0.39

Weighted average shares outstanding:

Basic	16,362	16,167	16,299	16,013

Diluted	16,909	16,167	16,899	17,222

See accompanying notes to consolidated financial statements.

VISTACARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Operating activities
Net income (loss)	$980	$(1,751)	$2,819	$6,688
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,056	955	3,474	2,771
Amortization of deferred compensation related to stock options and grants	80	76	225	248
Deferred income tax expense (benefit)	335	76	172	(1,009)
Loss on disposal of assets	109	—	346	—
Changes in operating assets and liabilities:
Patient accounts receivable, net	(2,531)	4,592	(4,980)	5,714
Prepaid expenses and other	(59)	(4,730)	462	(4,495)
Accounts payable and accrued expenses	(2,695)	11,986	(2,605)	13,472

Net cash (used in) provided by operating activities	(2,725)	11,204	(87)	23,389

Investing activities
Purchases of equipment	(508)	(551)	(1,765)	(2,234)
Short-term investments purchased	(240)	(56,339)	(23,014)	(162,996)
Short-term investments sold	—	56,252	12,480	162,779
Internally developed software expenditures	(134)	(279)	(752)	(777)
Acquisition	(300)		(300)
Other assets	(1,062)	(63)	(1,384)	(823)

Net cash used in investing activities	(2,244)	(980)	(14,735)	(4,051)

Financing activities
Net payments on long-term debt	—	—	(5)	(23)
Proceeds from issuance of common stock from exercise of stock options and employee stock purchase plan	257	131	1,118	2,872

Net cash provided by financing activities	257	131	1,113	2,849

Net (decrease) increase in cash	(4,712)	10,355	(13,709)	22,187
Cash and cash equivalents, beginning of period	19,690	23,204	28,687	11,372

Cash and cash equivalents, end of period	$14,978	$33,559	$14,978	$33,559

Cash and short-term investments, end of period	$58,677	$66,585	$58,677	$66,585

See accompanying notes to consolidated financial statements.

VISTACARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2005
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
1. Significant Accounting Policies
Change in Year End
     On August 18, 2004, VistaCare’s Board of Directors changed the Company’s fiscal year-end from December 31 to September 30. The three and nine months ended June 30, 2005 results now being reported by the Company relate to the fiscal year ending September 30, 2005. For comparative purposes the nine months ended June 30, 2004, includes the six months ended June 30, 2004 reported in the fiscal year ended September 30, 2004, and the three months ended December 31, 2003 reported in the fiscal year ended December 31, 2003.
Basis of Presentation
     The accompanying unaudited consolidated financial statements include accounts of VistaCare and its wholly owned subsidiaries: VistaCare USA, Inc., Vista Hospice Care, Inc., and FHI Health Services, Inc. (including its wholly-owned subsidiaries). Intercompany transactions and balances have been eliminated in consolidation.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary, consisting of normal recurring accruals, for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005.
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
Capitalized Software Development Costs
     We have capitalized certain internal costs related to the development of software used in our business. We capitalize all qualifying internal costs incurred during the software’s development stage. Costs incurred during the preliminary project stage and post-implementation/operation stages are expensed as incurred. We amortize the capitalized software development costs related to particular software over a three-year period commencing when that software is substantially complete and ready for its intended use. As of June 30, 2005 and September 30, 2004, we had total capitalized software development costs, net of amortization, of $3.7 million and $5.0 million, respectively.

Net Patient Revenue
     Net patient revenue is the amount VistaCare believes we are entitled to collect for our services, adjusted as described below. The amount varies depending on the level of care, the payor and the geographic area where the services are rendered. We derive net patient revenue from billings to Medicare, Medicaid, private insurers, managed care providers, patients and others. We operate under arrangements with those payors pursuant to which they reimburse us for services we provide to hospice eligible patients they cover, subject only to our submission of adequate and timely claim documentation. Our patient intake process screens patients for hospice eligibility and identifies whether their care will be covered by Medicare, Medicaid, private insurance, managed care or self-pay. We recognize patient revenues once the patient’s hospice eligibility has been certified by a physician, the patient’s coverage from a payment source has been verified and services have been provided to that patient.
     Our patient revenues are primarily determined by the number of billable patient days, the level of care provided and reimbursement rates. The number of billable patient days is a function of the number of patients admitted to our programs and the number of days that those patients remain in our care (length of stay, based upon patient discharges during the period). Our average length of stay was approximately 113 days for the three months ended June 30, 2005 and 115 days for the nine months ended June 30, 2005. We believe we exceed the industry average on average length of stay and we attribute this to several factors. First, compared to hospice industry averages, we have a relatively high percentage of non-cancer patients, though in line with total cancer deaths in the country and in line with the Medicare decedent diagnosis mix, which typically have a longer average length of stay than cancer patients. Second, we believe that our open access philosophy and our efforts to educate referral sources about hospice care encourages earlier election of patients to hospice care. Finally, a significant amount of our patient census is in rural markets, where access to intensive health care services, hospitals or other alternative health care services for hospice-eligible patients is more inconvenient than in more urban areas. Our median length of stay, based upon patient discharges during the period, was 31 days for the three months ended June 30, 2005 and 30 days for the nine months ended June 30, 2005. We operate 56 hospice locations (programs) under 36 Medicare provider numbers (providers).
     Net patient revenue includes adjustments for:
•	estimated required repayments to Medicare, if any of our programs exceed the annual Medicare Cap, as described below in “Medicare and Medicaid Regulation”; and

•	estimated payment denials, contractual adjustments and subsequent changes to initial level of care determinations, as described below in “Adjustments to Net Patient Revenue for Estimated Payment Denials”.
     We recorded reductions to net patient revenue for exceeding the annual Medicare Cap of $1.5 million and $6.2 million for the three months ended June 30, 2005 and June 30, 2004, respectively, and reductions of $4.5 million and $10.1 million for the nine months ended June 30, 2005 and June 30, 2004, respectively. For our transition and recent annual periods, we recorded a reduction of $14.8 million for the transition fiscal nine month period ended September 30, 2004, $4.6 million for the fiscal year ended December 31, 2003, and $1.3 million for the fiscal year ended December 31, 2002, for exceeding the annual Medicare Cap.
     The $4.5 million reduction to revenue for Medicare Cap for the nine months ended June 30, 2005 includes:
•	$1.1 million for re-assessment received from our fiscal intermediary (FI) in April 2005 for the 2002 Medicare Cap year. The FI had previously issued a zero assessment for 2002;

•	$3.7 million for patient service dates during the 2005 Medicare regulatory year, including pro-ration for estimated services that these 2005 patients may receive from other hospice programs; and

•	($0.3) million adjustment to net patient revenue to reverse two of our providers Medicare Cap accruals that received zero assessment letters from our fiscal intermediary in 2005 (for the 2004 Medicare regulatory year).
     As of the date of this report, we have received assessment letters for exceeding the annual Medicare Cap totaling $1.1 million for programs in the 2002 Medicare Cap year (an amount that reflects an adjustment made by Medicare in April of 2005, which they previously issued a zero assessment for 2002), $7.5 million for programs in the 2003 Medicare Cap year, and we have not yet received any assessment letters for the 2004 Medicare Cap year for exceeding the Medicare Cap, except for two received prior to the filing of this Form 10Q in the amount of $0.6 million which we have begun to assess as to its propriety. Out of our 34 providers in 2004, we have received 26 zero assessment letters. Any assessments for 2004 could result in adjustment in the fiscal year in which the assessment is received to reflect the difference between the actual assessment and the estimate previously recorded. As of June 30,

2005 and September 30, 2004, respectively, our accrued expenses included $16.6 million and $19.6 million for Medicare Cap accrued liability.
     We adjust our estimates for payment denials from time to time based on our billing and collection experience, and payor mix. VistaCare estimates such adjustments to net patient revenue based on significant historical experience utilizing our centralized billing and collection department, which continually monitors the factors that could potentially result in a change in charge denial experience. We recorded reductions to net patient revenue for estimated payment denials, contractual adjustments (such as differences in payments by commercial payors) and subsequent changes to initial level of care determinations (made retroactively by VistaCare staff after initial admission) of $0.6 million and $1.5 million for the three months ended June 30, 2005 and June 30, 2004, respectively, $2.9 million and $2.8 million for the nine months ended June 30, 2005 and June 30, 2004, respectively, and $3.8 million for the transition fiscal nine months ended September 30, 2004. As of June 30, 2005 and September 30, 2004, the allowance for denials on patient accounts receivable and room & board was $3.4 million and $5.9 million, respectively. The decrease in our allowances was primarily due to a change in our charge-off practices whereby we have accelerated the timing of the charge-off. Any adjustments to net patient revenue for changes in estimates, based on historical trends, are made only in the current period.
     The company recorded changes in estimates to net patient revenue for the three and nine months ended June 30, 2005. See further discussions below in Note 1 of the Notes to Consolidated Financial Statements included elsewhere herein, under the headings “Medicare and Medicaid Regulation”, “Adjustments to Net Patient Revenue for Exceeding the Medicare Cap” and “Adjustments to Net Patient Revenue for Estimated Payment Denials” for explanation of Medicare Cap estimates, payment denial estimates or charges.
     Medicare and Medicaid reimbursements account for approximately 97% of our net patient revenue for each of the three and nine months ended June 30, 2005 and June 30, 2004, respectively. Whether Medicare or Medicaid continues to provide reimbursement for hospice care is dependent upon governmental policies.
     The table below sets forth the percentage of our net patient revenue derived from Medicare, Medicaid, private insurers and managed care payors for the periods indicated.

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
Payors	2005	2004	2005	2004
Medicare	92.6%	93.0%	92.9%	93.4%
Medicaid	4.6%	4.1%	4.3%	3.9%
Private insurers and managed care	2.8%	2.9%	2.8%	2.7%
     Medicare, Medicaid and most private insurers and managed care providers pay for hospice care at a daily or hourly rate that varies depending on the level of care provided. The table below sets forth the percentage of our net patient revenue generated under each of the four Medicare levels of care for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
Level of Care	2005	2004	2005	2004
Routine home care	95.9%	96.3%	95.4%	95.1%
General inpatient care	3.2%	3.4%	3.9%	4.4%
Continuous home care	0.7%	0.3%	0.6%	0.3%
Respite inpatient care	0.2%	0.1%	0.1%	0.2%
     Historically, effective each October 1st, Medicare adjusts its base hospice care reimbursement rates for the following year based on inflation and other economic factors. The Medicare base rates were increased 3.3% effective October 1, 2004, over the base rates then in effect. These increases have favorably impacted our net patient revenue. Medicare’s base rates are subject to regional adjustments based on local wage levels. These regional adjustments are not necessarily proportional to adjustments in the national average base rate.
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

     Laws and regulations governing the Medicare and Medicaid program are complex and subject to interpretation. VistaCare believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrong doing, which would have a material impact on VistaCare’s consolidated financial condition or results of operations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.
Expenses
     We recognize expenses as incurred. Our primary expenses include those we classify as either patient care expenses or sales, general and administrative expenses.
     Patient care expenses consist primarily of salaries, benefits, payroll taxes and travel expenses associated with our hospice care providers. Patient care expenses also include the cost of pharmaceuticals, durable medical equipment, medical supplies, inpatient facility expenses, nursing home costs and purchased services such as ambulance, infusion and radiology. We incur inpatient facility expenses primarily through per diem charge arrangements with hospitals and skilled nursing facilities where we provide our services. We currently operate one inpatient hospice facility under a lease agreement with an independent living facility.
     Patient length of stay impacts our patient care expenses as a percentage of net patient revenue. Patient care expenses are generally higher following the initial admission and during the latter days of care for a patient. In the initial days of care, expenses tend to be higher because of the initial purchases of pharmaceuticals, medical equipment and supplies and the administrative expenses of determining the patient’s hospice eligibility, registering the patient and organizing the plan of care. In the latter days of care, expenses tend to be higher because patients generally require more services, such as pharmaceuticals and nursing care, due to their deteriorating medical condition. Accordingly, if lengths of stay decline, those higher expenses are spread over fewer days of care, which increases patient care expenses as a percentage of net patient revenue and negatively impacts profitability. Patient care expenses are also impacted by the geographic concentration of patients. Labor expenses, which represent the single largest category of patient care expenses, tend to be less if patients are geographically concentrated and hospice care providers are required to spend less time traveling and can care for more patients.
     For patients receiving nursing home care under state Medicaid programs in states other than Arizona, Oklahoma, Pennsylvania and South Carolina, who elect hospice care under Medicare or Medicaid, VistaCare contracts with nursing homes for the nursing homes’ provision to patients of room and board services. In those states, the applicable Medicaid program must pay VistaCare, in addition to the applicable Medicare or Medicaid hospice daily or hourly rate, an amount equal to no more than 95% of the Medicaid daily nursing home rate for room and board services furnished to the patient by the nursing home. Under VistaCare’s standard nursing home contracts, VistaCare pays the nursing home for these room and board services at predetermined contract rates, between 95% and 100% of the full Medicaid per diem nursing home rate. In Arizona, Oklahoma, Pennsylvania and South Carolina, the Medicaid program pays the nursing home directly for these expenses or has created a Medicaid managed care program that either reduces or eliminates this room and board payment. Effective July 1, 2005, South Carolina switched from paying the nursing home directly to paying VistaCare the daily nursing home rate for room and board services.
     Nursing home expenses totaled approximately $12.0 million and $11.8 million for the three months ended June 30, 2005 and June 30, 2004, respectively, and $35.6 million and $34.5 million for the nine months ended June 30, 2005 and June 30, 2004, respectively. Nursing home revenues totaled approximately $10.8 million and $10.2 million for the three months ended June 30, 2005 and June 30, 2004, respectively, and $32.6 million and $29.6 million for the nine months ended June 30, 2005 and June 30, 2004, respectively. Revenues are less than the expenses due to provisions for estimated uncollectible amounts and differences in nursing home contracted rates. We account for the difference between the amount we pay the nursing home and the amount we receive from Medicaid (net of estimated room and board reimbursement claim denials) as patient care expenses. We refer to this difference as “nursing home costs, net”. Our nursing home costs, net, were $1.2 million and $1.6 million for the three months ended June 30, 2005 and June 30, 2004, respectively and $3.0 million and $4.9 million for the nine months ended June 30, 2005 and June 30, 2004, respectively.
     Sales, general and administrative expenses primarily include salaries, payroll taxes, benefits and travel expenses associated with our staff not directly involved with patient care, bonuses for all employees, marketing, office leases and professional services.
     According to our paid time off policy, all accrued paid time off must be used by February 28 of the following calendar year. All hours not taken by February 28 of the following calendar year are forfeited. During the three and nine months ended June 30, 2005, we reduced salaries, benefits and payroll taxes expenses and accruals for the expiration of accrued paid time off by $0.1 million and $0.9 million, respectively. The reductions for expired accrued paid time off for the three and nine months ended June 30, 2004 were

$0 million and $0.4 million, respectively. These higher forfeitures were driven by lower levels of paid time off taken by existing personnel.
Medicare and Medicaid Regulation
     VistaCare is subject to certain limitations on Medicare payments for services. Specifically, if the number of inpatient care days of any hospice program provided to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provides to all patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine home care rate. None of the VistaCare’s hospice programs exceeded the payment limits on inpatient services in the nine months ended June 30, 2005 or June 30, 2004. Our hospice programs are assigned one of 36 provider numbers by Medicare and these providers are, among other things, the unit basis upon which Medicare Cap limitation determinations are made.
Adjustment to Net Patient Revenue for Exceeding Medicare Cap
     Overall Medicare payments to our hospice providers are subject to an annual Medicare Cap. This Medicare Cap limitation is revised annually to account for inflation. For the Medicare Cap year ended October 31, 2004, the Medicare Cap was $19,635.67 per beneficiary. Medicare and Medicaid currently provide for an annual adjustment of the various hospice payment rates based on the increase or decrease of the medical care expenditure category of the Consumer Price Index, these hospice care increases have historically been less than actual inflation. Compliance with the Medicare Cap is not determined on the basis of an individual beneficiary’s experience, but is measured by calculating the total Medicare payments received under a given provider number with respect to services provided to all Medicare hospice care beneficiaries served within the provider number between each November 1 and October 31 of the following year (the “Medicare Cap year”). The result is then compared with the product of the Medicare Cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice provider during the relevant period (September 28 of each year and September 27 of the following year). There are further negative adjustments for the Medicare Cap calculation to the extent any of our first time beneficiaries are later admitted to another provider and, there are also positive adjustments for beneficiaries with a previous hospice election who are admitted to one of our hospice providers; each pro-rated based on days of services. If actual Medicare reimbursements to the other provider exceed that amount, Medicare requires that we repay the difference to Medicare.
     We actively monitor each of our programs, by provider number, as to their program specific admission, discharge rate and average length of stay data in an attempt to determine whether they have the potential to exceed the annual Medicare Cap. At the point in time in which we determine that a provider number has the potential to exceed the annual Medicare Cap based upon trends, we attempt to institute corrective action, such as a change in patient mix or increase in patient admissions. However, to the extent we believe our corrective action will not avoid a Medicare Cap charge, we estimate the amount that we could be required to repay Medicare following the end of the Medicare Cap year, and accrue that amount, which is proportional to the number of months already passed in the Medicare Cap year, as a reduction to net patient revenue. Our estimate is based on a projection model that forecasts the annual amount we could be required to repay Medicare based upon the program’s actual historical program specific admission, discharge rate and average length of stay data.
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
     Throughout the year, we review our operating experience and adjust our estimates of potential Medicare Cap liability from the projection model.
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
     While we endeavor to record an accurate estimate of Medicare Cap liability, for the Medicare Cap year ended October 2003, actual assessments of certain providers differed from our estimates recorded. The difference between our estimates and the actual assessment for the Medicare Cap year 2003 was due to our fiscal intermediary (FI) disallowing certain beneficiaries; patients who received care with another hospice provider and to activity that took place subsequent to the end of the 2003 Medicare Cap year, that was not known or knowable until actual assessments were made, approximately twelve months later. Activity that took place subsequent to the end of the 2003 Medicare Cap year included: (i) patients who received care with another hospice provider, (ii) patients who were initially billed to commercial insurance companies and we later determined that Medicare should have been billed and (iii) to a lesser degree, due to minimal changes in the level of care recorded, which was discovered after the close of fiscal year end. Of the $1.6 million difference between estimates and actual assessment for letters received from our FI between June and October of 2004 for the 2003 Medicare regulatory year, $1.2 million related to certain technical disqualifications of claims and the pro-ration of service dates for patients and $0.4 million related to patients who were initially billed to commercial insurance companies or to changes in the level of care, all of which were recorded during our fiscal nine months ended September 30, 2004.
     Actual assessments for the Medicare Cap year ended October 31, 2004 and 2005 may also differ from the amount we have recorded as an estimate due to the factors listed above. Any adjustments to net patient revenue for differences between our original estimates, as explained above, and the assessment subsequently made by Medicare following the end of the Medicare Cap year, are recorded as soon as the assessment is received. Since assessments are not received until well after the close of any given fiscal year, each fiscal year will be subject to a potential adjustment, up or down, to reflect the differences between actual and estimated assessments from the prior year(s). During the three month period ended June 30, 2005, the Company included in its Medicare Cap charge, an amount for the re-assessment received relating to Medicare Cap in 2002 (discussed below) as well as changes in its estimates for Medicare Cap liability in 2005 based upon changes in the admission and length of stay patterns developing throughout 2005.
     In addition, each state’s Medicaid program also has regulations similar to the annual Medicare Cap. We monitor any related liability by provider, which at this time is not considered material.
     We recorded reductions to net patient revenue for exceeding the annual Medicare Cap of $1.5 million and $6.2 million for the three months ended June 30, 2005 and June 30, 2004, respectively, and reductions of $4.5 million and $10.1 million for the nine months ended June 30, 2005 and June 30, 2004, respectively. For our transition and recent annual periods, we recorded a reduction of $14.8 million for the transition fiscal nine month period ended September 30, 2004, $4.6 million for the fiscal year ended December 31, 2003, and $1.3 million for the fiscal year ended December 31, 2002, for exceeding the annual Medicare Cap.
     The $4.5 million reduction to revenue for Medicare Cap for the nine months ended June 30, 2005 includes:

•	$1.1 million for re-assessment received from our FI in April 2005 for the 2002 Medicare Cap year. The FI had previously issued a zero assessment for 2002;

•	$3.7 million for patient service dates during the 2005 Medicare regulatory year, including pro-ration for estimated services that these 2005 patients may receive from other hospice programs; and

•	($0.3) million adjustment to net patient revenue to reverse two of our providers Medicare Cap accruals that received zero assessment letters from our fiscal intermediary in 2005 (for the 2004 Medicare regulatory year).
     As of the date of this report, we have received assessment letters for exceeding the annual Medicare Cap totaling $1.1 million for programs in the 2002 Medicare Cap year (an amount that reflects an adjustment made by Medicare in April of 2005, which they previously issued a zero assessment for 2002), $7.5 million for programs in the 2003 Medicare Cap year, and we have not yet received any assessment letters for the 2004 Medicare Cap year for exceeding the Medicare Cap, except for two received prior to the filing of this Form 10Q in the amount of $0.6 million which we have begun to assess as to its propriety. Out of our 34 providers in 2004, we have received 26 zero assessment letters. Any assessments for 2004 could result in adjustment in the fiscal year in which the assessment is received to reflect the difference between the actual assessment and the estimate previously recorded. As of June 30, 2005 and September 30, 2004, respectively, our accrued expenses included $16.6 million and $19.6 million for Medicare Cap accrued liability.
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
     We recorded reductions to net patient revenue for estimated payment denials, contractual adjustments (such as differences in payments by commercial payors) and subsequent changes to initial level of care determinations (made retroactively by VistaCare staff after initial admission) of $0.6 million and $1.5 million for the three months ended June 30, 2005 and June 30, 2004, respectively, $2.9 million and $2.8 million for the nine months ended June 30, 2005 and June 30, 2004, respectively, and $3.8 million for the transition fiscal nine months ended September 30, 2004. As of June 30, 2005 and September 30, 2004, the allowance for denials on patient accounts receivable and room & board was $3.4 million and $5.9 million, respectively. The decrease in our allowances was primarily due to a change in our charge-off practices whereby we have accelerated the timing of the charge-off. Any adjustments to net patient revenue for changes in estimates, based on historical trends, are made only in the current period.
Charity Care
     VistaCare provides care at no cost to patients who are not eligible for insurance coverage and meet certain financial need criteria established by VistaCare. Charity care totaled approximately $0.5 million and $0.4 million for the three months ended June 30, 2005 and June 30, 2004, respectively, and $1.5 million and $1.7 million for the nine months ended June 30, 2005 and June 30, 2004 respectively. Since VistaCare does not pursue collection of amounts determined to qualify as charity care, these amounts are not recorded in net patient revenue. Expenses that VistaCare incurs in providing charity care are recorded as patient care expenses.
Nursing Home Costs
     For patients receiving nursing home care under state Medicaid programs in states other than Arizona, Oklahoma, Pennsylvania and South Carolina, who elect hospice care under Medicare or Medicaid, VistaCare contracts with nursing homes for the nursing homes’ provision to patients of room and board services. In these states, the applicable Medicaid program must pay VistaCare, in addition to the applicable Medicare or Medicaid hospice daily or hourly rate, an amount equal to no more than 95% of the Medicaid daily nursing home rate for room and board services furnished to the patient by the nursing home. Under VistaCare’s standard nursing home contracts, VistaCare pays the nursing home for these room and board services at predetermined contract rates, between 95% and 100% of the full Medicaid per diem nursing home rate. In Arizona, Oklahoma, Pennsylvania and South Carolina, the Medicaid program pays the nursing home directly for these expenses or has created a Medicaid managed care program that either reduces or eliminates this room and board payment. Effective July 1, 2005, South Carolina switched from paying the nursing home directly to paying VistaCare the daily nursing home rate for room and board services.
     Nursing home expenses totaled approximately $12.0 million and $11.8 million for the three months ended June 30, 2005 and June 30, 2004, respectively, and $35.6 million and $34.5 million for the nine months ended June 30, 2005 and June 30, 2004, respectively. Nursing home revenues totaled approximately $10.8 million and $10.2 million for the three months ended June 30, 2005 and June 30, 2004, respectively, and $32.6 million and $29.6 million for the nine months ended June 30, 2005 and June 30, 2004, respectively. Revenues are less than the expenses due to provisions for estimated uncollectible amounts and differences in nursing home contracted rates. We account for the difference between the amount we pay the nursing home and the amount we receive from Medicaid (net of estimated room and board reimbursement claim denials) as patient care expenses. We refer to this difference as “nursing home costs, net”. Our nursing home costs, net, were $1.2 million and $1.6 million for the three months ended June 30, 2005 and June 30, 2004, respectively and $3.0 million and $4.9 million for the nine months ended June 30, 2005 and June 30, 2004, respectively.
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
Insurance
     VistaCare is covered by a general liability insurance policy on an occurrence basis with limits of $1.0 million per occurrence and $3.0 million in the aggregate. VistaCare is also covered by a healthcare professional liability insurance policy on a claims-made basis with limits of $1.0 million per occurrence and $3.0 million in the aggregate. VistaCare maintains workers’ compensation coverage at the statutory limits with a $1.0 million limit and a $250,000 deductible per occurrence, and an employer’s liability policy with a $1.0 million limit and a $150,000 deductible per occurrence. VistaCare also maintains a policy insuring hired and non-owned automobiles with a $1.0 million limit of liability and a $1.0 million deductible. In addition, VistaCare maintains umbrella coverage with a limit of $10.0 million excess over the general liability, healthcare professional liability, hired and non-owned automobile and employer’s liability policies. VistaCare has not experienced any uninsured health care negligence losses for the three and nine months ended June 30, 2005.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Stock-Based Compensation
     VistaCare has elected to follow Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. Under APB No. 25, if the exercise price of VistaCare’s stock options equals or exceeds the estimated fair value of the underlying stock on the dates of grant, no compensation expense is recognized. However, if the exercise prices of VistaCare’s stock options are less than the estimated fair value on the date of grant, then compensation expense will be recognized for the difference over the related vesting periods. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123.
     If compensation for options granted under VistaCare’s stock option plan had been determined based on the deemed fair value at the grant date consistent with the method provided under SFAS 123, then VistaCare’s net income (loss) would have been as indicated in the pro-forma table below (in thousands, except per share information).

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss) to common stockholders:
As reported:	$980	$(1,751)	$2,819	$6,688
Deduct total stock-based employee compensation expense determined under fair value method for all awards, net of tax impact	(3,219)	(741)	(4,005)	(979)

Pro-forma (loss) net income to common stockholders	$(2,239)	$(2,492)	$(1,186)	$5,709

Basic net income (loss) per common share:
As reported	$0.06	$(0.11)	$0.17	$0.42
Pro-forma	(0.14)	(0.15)	(0.07)	0.36
Diluted net income (loss) per common share:
As reported	$0.06	$(0.11)	$0.17	$0.39
Pro-forma	(0.14)	(0.15)	(0.07)	0.33
Weighted average shares used in computation:
Basic	16,362	16,167	16,299	16,013
Diluted	16,909	16,167	16,899	17,222
Net Income (Loss) Per Share
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
     On May 4, 2005, the Company’s Board of Directors approved accelerating 179,000 out-of-the-money unvested employee stock options. Under SFAS 123, a modified award requires a new measurement of compensation cost as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified. Because there is no further service requirement for these stock options, the excess of the compensation cost for these options measured at the modification date, less amounts previously expensed on a pro-forma basis, resulted in an increase to pro-forma compensation expense of $2.9 million net of tax impact for the three months and nine months ended June 30, 2005.

	Number of	Exercise
	Accelerated	Price Per
Holder of Non-qualified Stock Options	Options	Share
Executive Officers as of May 4, 2005:
Hughes, Carla	60,000	$34.09
Lewis, Stephen	15,000	34.09
Watson, Ron	32,000	36.20
Berry, Roseanne	25,000	34.09
Steging, Jon	16,000	36.25
Crisci, John	16,000	23.41

	Number of	Exercise
	Accelerated	Price Per
Holder of Non-qualified Stock Options	Options	Share
Crisci, John	15,000	34.09

All executive officers as a group (weighted average exercise price)	179,000	33.71
All other employees (weighted average exercise price)	434,624	28.06

Total (weighted average exercise price)	613,624	$29.71

     The acceleration of these options eliminates future compensation expense that the Company would otherwise recognize in its statement of operations with respect to these options upon the effectiveness of SFAS No. 123(R) (Share-Based Payment) as described below in “New Accounting Pronouncement” in October 2005. The maximum future expense that is eliminated is approximately $4.6 million. This amount will be reflected in pro-forma footnote disclosure in our fiscal 2005 financial statements, as permitted under the transition guidance provided by the Financial Accounting Standards Board.
     The acceleration of stock option vesting requires a new measurement date. However, while the modification may allow the employees to vest in options that could have been forfeited pursuant to the options original terms (i.e., termination prior to vesting), no future compensation expense will result since the options were out-of-the-money at the new measurement date.
New Accounting Pronouncement
     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R) (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the Securities and Exchange Commission delayed the effective date of SFAS No. 123(R) for public companies. Under the SEC’s new rule, SFAS No. 123(R) must be implemented at the beginning of the next fiscal year that begins after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We will utilize the modified prospective method, recognizing compensation cost for share-based awards to employees based on their grant-date fair values from the beginning of the year in which the recognition provisions are first applied as if the fair value-based method had been used to account for all employee awards. Under this transition approach, compensation cost will be recognized for all awards granted, modified or settled after the date of adoption as well as to any awards that were not fully vested as of that date. We will adopt SFAS No. 123(R) on October 1, 2005.
     The adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on the levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro-forma net income and earnings per share set forth above in this Note. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), no amounts of operating cash flows were recognized in prior periods for such excess tax deductions in both the first nine months of 2004 and 2005.
Reclassifications
     Certain amounts have been reclassified to conform to the current presentation.

2. Fixed Assets
A summary of fixed assets follows (in thousands):

	June 30,	September 30,
	2005	2004
Equipment	$9,068	$8,106
Furniture and fixtures	2,350	1,886
Leasehold improvements	1,419	1,309

Total fixed assets	12,837	11,301
Less accumulated depreciation	(7,344)	(5,922)

Net fixed assets	$5,493	$5,379

3. Other Assets
A summary of other assets follows (in thousands):

	June 30,	September 30,
	2005	2004
Internally developed software, net of amortization of $3,715 and $2,118 as of June 30, 2005 and September 30, 2004, respectively	$3,714	$4,984
Workers’ compensation, restricted cash	2,063	812
Refundable deposits	407	387
Computer software, net of amortization of $1,973 and $1,670 as of June 30, 2005 and September 30, 2004, respectively	382	400
Notes receivable	34	36

Total other assets	$6,600	$6,619

4. Accrued Expenses
A summary of accrued expenses follows (in thousands):

	June 30,	September 30,
	2005	2004
Medicare Cap accrual	$16,610	$19,584
Treatment expenses	7,748	11,386
Accrued administrative expenses	3,619	4,486
Self-insurance health expenses	2,963	3,027
Salaries and payroll taxes	2,833	4,019
Accrued PTO	2,263	2,615

Total accrued expenses	$36,036	$45,117

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
     Under the revolving line of credit, VistaCare may borrow, repay and re-borrow an amount equal to the lesser of: (i) $30.0 million or (ii) 85% of the net value of eligible accounts receivable. Under the term loan, borrowings are based on allowable total indebtedness based on a multiplier of cash flow as defined in the loan agreement. The maturity date of the credit facility is December 22, 2009. As of June 30, 2005, there was no balance outstanding on the revolving line of credit or on the term loan.
     The credit facility contains certain customary covenants including those that restrict the ability of VistaCare to incur additional indebtedness, pay dividends under certain circumstances, permit liens on property or assets, make capital expenditures, make certain investments, and prepay or redeem debt or amend certain agreements relating to outstanding indebtedness. The Company was not in compliance with the financial debt service coverage covenant as of June 30, 2005; however, the lender provided a waiver through June 30, 2005. We anticipate receiving an extension of the covenant waiver through September 30, 2005.

6. Related Party Transactions
     In September 2003, we entered into a consulting services agreement with Dr. Perry G. Fine, a member of our Board of Directors, pursuant to which Dr. Fine provides certain consulting and other related services to VistaCare as we may request from time to time. In return, Dr. Fine receives an annual retainer of $60,000, paid in equal monthly installments commencing on September 1, 2003, plus reimbursement by us in accordance with Company policy of travel and other business-related expenses. The agreement may be terminated by either Dr. Fine or us upon 30 days written notice with or without cause. In addition, we may terminate the agreement immediately under certain circumstances. A copy of the agreement appears at Exhibit 10.39 to our 2003 annual report on Form 10-K.
7. Litigation
     Between August and September 2004, approximately five complaints were filed individually and on behalf of all others similarly situated in the United States District Court for the District of Arizona against the Company and two of our officers alleging violations of the federal securities laws arising out of recent declines in the Company’s stock price. Specifically, the complaints allege claims in connection with various statements and purported omissions to the public and to the securities markets relating to the Company’s August 2004 announcement of our decision to accrue an increased amount for the quarter ended June 30, 2004 as an accrual for potential liability due to the Medicare Cap on reimbursement for hospice services. The five lawsuits were consolidated on April 15, 2005, a consolidated complaint was served and the Company filed a motion to dismiss. No discovery has taken place and the Company intends to vigorously defend the lawsuit. No assurances can be made that the Company will be successful in defense of such claims. If the Company is not successful in defense of such claims, we could be forced to make significant payments to our stockholders and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier. Even if such claims are not successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business, results of operations and financial position.
     Between August and September 2004, two shareholders filed separate derivative lawsuits purportedly on behalf of the Company against several present and former officers and members of the Board of Directors of the Company in the United States District Court for the District of Arizona. The two derivative complaints, which have been consolidated, allege breaches of fiduciary duties, abuse of control, mismanagement, waste of corporate assets and unjust enrichment, as a result of the same activities alleged in the lawsuits discussed above. The derivative complaint seeks attorney fees and the payment of damages to the Company. As of the date of this report, these derivative actions are at the early pleading stage and have been stayed.
     We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving all of the matters discussed in this note, individually or in aggregate, will not have a material adverse impact on our financial position or our results of operations, the litigation and other claims that we face are subject to inherent uncertainties and management’s view of these matters may change in the future. Should an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position and on the results of operations for the period in which the effect becomes reasonably estimable.
8. Dilutive Securities
     The following table presents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator
Net income (loss)	$980	$(1,751)	$2,819	$6,688

Denominator
Denominator for basic net income (loss) per share — weighted average shares	16,362	16,167	16,299	16,013
Effect of dilutive securities:
Employee stock options	547	—	600	1,209

Denominator for diluted net income (loss) per share — adjusted weighted average shares and assumed conversion	16,909	16,167	16,899	17,222

Net income (loss) per common share:
Basic net income (loss) to common stockholders	$0.06	$(0.11)	$0.17	$0.42
Diluted net income (loss) to common stockholders	$0.06	$(0.11)	$0.17	$0.39

     The effect of dilutive securities amounting to 768,000 shares and 511,000 shares were not included in the diluted net income per share calculation for the three months ended June 30, 2005 and June 30, 2004, respectively, and the effect of dilutive securities, relating to stock options with exercise prices in excess of the weighted average stock for value for the period, amounting to 1,078,000 shares and 608,000 shares were not included in the diluted net income per share calculation for the nine months ended June 30, 2005 and June 30, 2004, respectively, because inclusion of the securities would be anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Change in Year End
     On August 18, 2004, VistaCare’s Board of Directors changed the Company’s fiscal year-end from December 31 to September 30. The three and nine months ended June 30, 2005 results now being reported by the Company relate to the fiscal year ending September 30, 2005. For comparative purposes the nine months ended June 30, 2004, includes the six months ended June 30, 2004 reported in the fiscal year ended September 30, 2004, and the three months ended December 31, 2003 reported in the fiscal year ended December 31, 2003.
Overview
     During the three months ended June 30, 2005, we developed two new licensed and Medicare certified hospice programs for a total of twelve new licensed hospice programs added during the nine months ended June 30, 2005. As a result we are as of June 30, 2005, operating 56 hospice programs and one in-patient unit, serving approximately 5,459 patients in 14 states. Our net patient revenue increased to $57.5 million for the three months ended June 30, 2005, from $48.1 million for the three months ended June 30, 2004. Our net patient revenue for the three months ended June 30, 2005 was reduced by $1.5 million, which was recorded as reserved for estimated Medicare Cap liabilities, as compared to a reduction of $6.2 million for the three months ended June 30, 2004. As of June 30, 2005, our accrued expenses included $16.6 million for the Medicare Cap accrued liability.
     For the three months ended June 30, 2005, we recorded net income of $1.0 million, as compared to a net loss of $1.8 million for the three months ended June 30, 2004. Net income for the nine months ended June 30, 2005 was $2.8 million, compared to net income of $6.7 million for the nine months ended June 30, 2004. Our net income was impacted positively by a 3.3% increase in Medicare hospice reimbursement rates effective October 1, 2004 and higher patient days, but offset by increases in patient care labor expense, increases in sales, general and administrative expense, and new site development costs. Our net income was impacted by the Medicare Cap in the nine months ending June 30, 2005 by $4.5 million compared to $10.1 million for the nine months ended June 30, 2004.
Net Patient Revenue
     Net patient revenue is the amount VistaCare believes we are entitled to collect for our services, adjusted as described below. The amount varies depending on the level of care, the payor and the geographic area where the services are rendered. We derive net patient revenue from billings to Medicare, Medicaid, private insurers, managed care providers, patients and others. We operate under arrangements with those payors pursuant to which they reimburse us for services we provide to hospice eligible patients they cover, subject only to our submission of adequate and timely claim documentation. Our patient intake process screens patients for hospice eligibility and identifies whether their care will be covered by Medicare, Medicaid, private insurance, managed care or self-pay. We recognize patient revenues once the patient’s hospice eligibility has been certified by a physician, the patient’s coverage from a payment source has been verified and services have been provided to that patient.
     Our patient revenues are primarily determined by the number of billable patient days, the level of care provided and reimbursement rates. The number of billable patient days is a function of the number of patients admitted to our programs and the number of days that those patients remain in our care (length of stay, based upon patient discharges during the period). Our average length of stay was approximately 113 days for the three months ended June 30, 2005 and 115 days for the nine months ended June 30, 2005. We believe we exceed the industry average on average length of stay and we attribute this to several factors. First, compared to hospice industry averages, we have a relatively high percentage of non-cancer patients, though in line with total cancer deaths in the country and in line with the Medicare decedent diagnosis mix, which typically have a longer average length of stay than cancer patients. Second, we believe that our open access philosophy and our efforts to educate referral sources about hospice care encourages earlier election of patients to hospice care. Finally, a significant amount of our patient census is in rural markets, where access to intensive health care services, hospitals or other alternative health care services for hospice-eligible patients is more inconvenient than in more urban areas. Our median length of stay, based upon patient discharges during the period, was 31 days for the three months ended June 30, 2005 and 30 days for the nine months ended June 30, 2005. We operate 56 hospice locations (programs) under 36 Medicare provider numbers (providers).
     Net patient revenue includes adjustments for:
•	estimated required repayments to Medicare, if any of our programs exceed the annual Medicare Cap, as described in this 10-Q under “Medicare and Medicaid Regulation”; and

•	estimated payment denials, contractual adjustments and subsequent changes to initial level of care determinations, as described in this 10-Q under “Adjustments to Net Patient Revenue for Estimated Payment Denials”.

     We recorded reductions to net patient revenue for exceeding the annual Medicare Cap of $1.5 million and $6.2 million for the three months ended June 30, 2005 and June 30, 2004, respectively, and reductions of $4.5 million and $10.1 million for the nine months ended June 30, 2005 and June 30, 2004, respectively. For our transition and recent annual periods, we recorded a reduction of $14.8 million for the transition fiscal nine month period ended September 30, 2004, $4.6 million for the fiscal year ended December 31, 2003, and $1.3 million for the fiscal year ended December 31, 2002, for exceeding the annual Medicare Cap.
     The $4.5 million reduction to revenue for Medicare Cap for the nine months ended June 30, 2005 includes:
•	$1.1 million for re-assessment received from our FI in April 2005 for the 2002 Medicare Cap year. The FI had previously issued a zero assessment for 2002;

•	$3.7 million for patient service dates during the 2005 Medicare regulatory year, including pro-ration for estimated services that these 2005 patients may receive from other hospice programs; and

•	($0.3) million adjustment to net patient revenue to reverse two of our providers Medicare Cap accruals that received zero assessment letters from our fiscal intermediary in 2005 (for the 2004 Medicare regulatory year).
     As of the date of this report, we have received assessment letters for exceeding the annual Medicare Cap totaling $1.1 million for programs in the 2002 Medicare Cap year (an amount that reflects an adjustment made by Medicare in April of 2005, which they previously issued a zero assessment for 2002), $7.5 million for programs in the 2003 Medicare Cap year, and we have not yet received any assessment letters for the 2004 Medicare Cap year for exceeding the Medicare Cap, except for two received prior to the filing of this Form 10Q in the amount of $0.6 million which we have begun to assess as to its propriety. Out of our 34 providers in 2004, we have received 26 zero assessment letters. Any assessments for 2004 could result in adjustment in the fiscal year in which the assessment is received to reflect the difference between the actual assessment and the estimate previously recorded. As of June 30, 2005 and September 30, 2004, respectively, our accrued expenses included $16.6 million and $19.6 million for Medicare Cap accrued liability.
     We adjust our estimates for payment denials from time to time based on our billing and collection experience, and payor mix. VistaCare estimates such adjustments to net patient revenue based on significant historical experience utilizing our centralized billing and collection department, which continually monitors the factors that could potentially result in a change in charge denial experience. We recorded reductions to net patient revenue for estimated payment denials, contractual adjustments (such as differences in payments by commercial payors) and subsequent changes to initial level of care determinations (made retroactively by VistaCare staff after initial admission) of $0.6 million and $1.5 million for the three months ended June 30, 2005 and June 30, 2004, respectively, $2.9 million and $2.8 million for the nine months ended June 30, 2005 and June 30, 2004, respectively, and $3.8 million for the transition fiscal nine months ended September 30, 2004. As of June 30, 2005 and September 30, 2004, the allowance for denials on patient accounts receivable and room & board was $3.4 million and $5.9 million, respectively. The decrease in our allowances was primarily due to a change in our charge-off practices whereby we have accelerated the timing of the charge-off. Any adjustments to net patient revenue for changes in estimates, based on historical trends, are made only in the current period.
     The company recorded changes in estimates to net patient revenue for the three and nine months ended June 30, 2005. See further discussions in Note 1 of the Notes to Consolidated Financial Statements included elsewhere herein, under the headings “Medicare and Medicaid Regulation”, “Adjustments to Net Patient Revenue for Exceeding the Medicare Cap” and “Adjustments to Net Patient Revenue for Estimated Payment Denials” for explanation of Medicare Cap estimates, payment denial estimates or charges.
     Medicare and Medicaid reimbursements account for approximately 97% of our net patient revenue for each of the three and nine months ended June 30, 2005 and June 30, 2004, respectively. Whether Medicare or Medicaid continues to provide reimbursement for hospice care is dependent upon governmental policies.
     The table below sets forth the percentage of our net patient revenue derived from Medicare, Medicaid, private insurers and managed care payors for the periods indicated.

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
Payors	2005	2004	2005	2004
Medicare	92.6%	93.0%	92.9%	93.4%
Medicaid	4.6%	4.1%	4.3%	3.9%
Private insurers and managed care	2.8%	2.9%	2.8%	2.7%

     Medicare, Medicaid, most private insurers and managed care providers pay for hospice care at a daily or hourly rate that varies depending on the level of care provided. The table below sets forth the percentage of our net patient revenue generated under each of the four Medicare levels of care for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
Level of Care	2005	2004	2005	2004
Routine home care	95.9%	96.3%	95.4%	95.1%
General inpatient care	3.2%	3.4%	3.9%	4.4%
Continuous home care	0.7%	0.3%	0.6%	0.3%
Respite inpatient care	0.2%	0.1%	0.1%	0.2%
     Historically, effective each October 1st, Medicare adjusts its base hospice care reimbursement rates for the following year based on inflation and other economic factors. The Medicare base rates were increased 3.3% effective October 1, 2004, over the base rates then in effect. These increases have favorably impacted our net patient revenue. Medicare’s base rates are subject to regional adjustments based on local wage levels. These regional adjustments are not necessarily proportional to adjustments in the national average base rate.
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
     Laws and regulations governing the Medicare and Medicaid program are complex and subject to interpretation. VistaCare believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrong doing, which would have a material impact on VistaCare’s consolidated financial condition or results of operations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.
Expenses
     We recognize expenses as incurred. Our primary expenses include those we classify as either patient care expenses or sales, general and administrative expenses.
     Patient care expenses consist primarily of salaries, benefits, payroll taxes and travel expenses associated with our hospice care providers. Patient care expenses also include the cost of pharmaceuticals, durable medical equipment, medical supplies, inpatient facility expenses, nursing home costs and purchased services such as ambulance, infusion and radiology. We incur inpatient facility expenses primarily through per diem charge arrangements with hospitals and skilled nursing facilities where we provide our services. We currently operate one inpatient hospice facility under a lease agreement with an independent living facility.
     Patient length of stay impacts our patient care expenses as a percentage of net patient revenue. Patient care expenses are generally higher following the initial admission and during the latter days of care for a patient. In the initial days of care, expenses tend to be higher because of the initial purchases of pharmaceuticals, medical equipment and supplies and the administrative expenses of determining the patient’s hospice eligibility, registering the patient and organizing the plan of care. In the latter days of care, expenses tend to be higher because patients generally require more services, such as pharmaceuticals and nursing care, due to their deteriorating medical condition. Accordingly, if lengths of stay decline, those higher expenses are spread over fewer days of care, which increases patient care expenses as a percentage of net patient revenue and negatively impacts profitability. Patient care expenses are also impacted by the geographic concentration of patients. Labor expenses, which represent the single largest category of patient care expenses, tend to be less if patients are geographically concentrated and hospice care providers are required to spend less time traveling and can care for more patients.
     For patients receiving nursing home care under state Medicaid programs in states other than Arizona, Oklahoma, Pennsylvania and

South Carolina, who elect hospice care under Medicare or Medicaid, VistaCare contracts with nursing homes for the nursing homes’ provision to patients of room and board services. In these states, the applicable Medicaid program must pay VistaCare, in addition to the applicable Medicare or Medicaid hospice daily or hourly rate, an amount equal to no more than 95% of the Medicaid daily nursing home rate for room and board services furnished to the patient by the nursing home. Under VistaCare’s standard nursing home contracts, VistaCare pays the nursing home for these room and board services at predetermined contract rates, between 95% and 100% of the full Medicaid per diem nursing home rate. In Arizona, Oklahoma, Pennsylvania and South Carolina, the Medicaid program pays the nursing home directly for these expenses or has created a Medicaid managed care program that either reduces or eliminates this room and board payment. Effective July 1, 2005, South Carolina switched from paying the nursing home directly to paying VistaCare the daily nursing home rate for room and board services.
     Nursing home expenses totaled approximately $12.0 million and $11.8 million for the three months ended June 30, 2005 and June 30, 2004, respectively, and $35.6 million and $34.5 million for the nine months ended June 30, 2005 and June 30, 2004, respectively. Nursing home revenues totaled approximately $10.8 million and $10.2 million for the three months ended June 30, 2005 and June 30, 2004, respectively, and $32.6 million and $29.6 million for the nine months ended June 30, 2005 and June 30, 2004, respectively. Revenues are less than the expenses due to provisions for estimated uncollectible amounts and differences in nursing home contracted rates. We account for the difference between the amount we pay the nursing home and the amount we receive from Medicaid (net of estimated room and board reimbursement claim denials) as patient care expenses. We refer to this difference as “nursing home costs, net”. Our nursing home costs, net, were $1.2 million and $1.6 million for the three months ended June 30, 2005 and June 30, 2004, respectively and $3.0 million and $4.9 million for the nine months ended June 30, 2005 and June 30, 2004, respectively.
     Sales, general and administrative expenses primarily include salaries, payroll taxes, benefits and travel expenses associated with our staff not directly involved with patient care, bonuses for all employees, marketing, office leases and professional services.
     According to our paid time off policy, all accrued paid time off must be used by February 28 of the following calendar year. All hours not taken by February 28 of the following calendar year are forfeited. During the three and nine months ended June 30, 2005, we reduced salaries, benefits and payroll taxes expenses and accruals for the expiration of accrued paid time off by $0.1 million and $0.9 million, respectively. The reductions for expired accrued paid time off for the three and nine months ended June 30, 2004 were $0 million and $0.4 million, respectively. These higher forfeitures were driven by lower levels of paid time off taken by existing personnel.
     Health Insurance expense declined by $0.9 million for the three and nine months ended June 30, 2005 due to a review of our claim experience which demonstrated a decline in our claim lag from 3 months to 2.5 months. We therefore reduced our accrual for employee health benefit expense from an accrual for 3 months of health benefit expense to 2.5 months.
Stock-Based Compensation
     Certain employee stock options, which we granted in each of the years 2001 through 2004 have resulted in and will continue to result in stock-based compensation charges. In accordance with Accounting Principles Board Opinion No. 25 and related interpretations, if an employee stock option is granted or modified with an exercise price, which is less than the deemed fair value of the underlying stock, the difference is treated as a compensation charge that must be recognized ratably over the vesting period for the option. As of June 30, 2005 and September 30, 2004, we had total accrued stock-based compensation net of amortization of $0.6 million and $1.2 million, respectively.
Capitalized Software Development Costs
     We have capitalized certain internal costs related to the development of software used in our business. We capitalize all qualifying internal costs incurred during the software’s development stage. Costs incurred during the preliminary project stage and post-implementation/operation stages are expensed as incurred. We amortize the capitalized software development costs related to particular software over a three-year period commencing when that software is substantially complete and ready for its intended use. As of June 30, 2005 and September 30, 2004, we had total capitalized software development costs, net of amortization, of $3.7 million and $5.0 million, respectively.
Goodwill
     Goodwill from our 1998, 2002 and 2005 acquisitions, net of accumulated amortization, was $20.9 million as of June 30, 2005. Prior to 2002, we were amortizing the goodwill, from our 1998 acquisitions over 30 years. Rules issued by the Financial Accounting Standards Board, effective beginning in 2002, require that we no longer amortize goodwill. These rules require that we analyze our goodwill for impairment annually, or more often if events or circumstances arise that indicate that the carrying value of our goodwill exceeds its fair market value. We have concluded that no basis for impairment of our goodwill existed as of June 30, 2005.
Current and Subsequent Events
     On January 11, 2005, we finalized the purchase of the Prayer of Jabez hospice in Houston, Texas for $0.3 million. We anticipate this purchase will broaden several of our current markets and further develop culturally underserved markets. The cash purchase was paid in April 2005.
     At the required compliance date of April 20, 2005, we believe we were in compliance with the privacy and security of health information provisions of the Health Insurance Portability and Accountability Act of 1996 (HIPAA). Compliance with these rules has required costly changes and we expect to incur additional expenses in the future for continued compliance with these regulations.
     On April 27, 2005, we received an assessment letter for exceeding the annual Medicare Cap totaling $1.1 million for all programs in the 2002 Medicare Cap year. We paid the 2002 Medicare Cap assessment in June 2005. (See further discussions in this Form 10-Q under note 1 of Notes to Consolidated Financial Statements.)
     At the May 4, 2005 Board of Directors meeting, our Directors elected Jack A. Henry and James C. Crews as new board members to fill vacancies created by the departure of two of our Directors that day. Mr. Henry filled the vacancy created by the retirement of William J. McBride, and will serve the remainder of the Class II Director term, which ends on the date of the annual meeting of stockholders in 2007. Mr. McBride announced his retirement, after nearly 10 years of service, to be able to devote more time to his family and other personal and business matters. Mr. Crews filled the vacancy created by the resignation of David W. Faeder, and will serve the remainder of the Class I Director term, which ends on the date of the annual meeting of stockholders in 2006. Mr. Faeder announced his resignation due to changed circumstances of his business activities, including the need to devote more time to his new business venture.
     On May 4, 2005, the Company’s Board of Directors approved accelerating the vesting of all out-of-the-money, unvested options to purchase the Company’s common shares held by current employees, including affected executive officers’ options. No options held by non-employee directors were subject to the acceleration. All options priced above $17.51, the closing price of the Company’s common shares on May 4, 2005, were considered to be out-of-the-money. The following table summarizes the options subject to acceleration:

	Number of	Exercise
	Accelerated	Price Per
Holder of Non-qualified Stock Options	Options	Share
Executive Officers as of May 4, 2005:
Hughes, Carla	60,000	$34.09
Lewis, Stephen	15,000	34.09
Watson, Ron	32,000	36.20
Berry, Roseanne	25,000	34.09
Steging, Jon	16,000	36.25
Crisci, John	16,000	23.41
Crisci, John	15,000	34.09

All executive officers as a group (weighted average exercise price)	179,000	33.71
All other employees (weighted average exercise price)	434,624	28.06

Total (weighted average exercise price)	613,624	$29.71

     The acceleration of these options eliminates future compensation expense that the Company would otherwise recognize in its statement of operations with respect to these options upon the effectiveness of SFAS No. 123(R) (Share-Based Payment) as described below in “New Accounting Pronouncement” in October 2005. The maximum future expense that is eliminated is approximately $4.6 million. This amount will be reflected in pro-forma footnote disclosure in our fiscal 2005 financial statements, as permitted under the transition guidance provided by the Financial Accounting Standards Board.
     On May 16, 2005, Carla Davis Hughes, ceased being our Executive Vice President, effective May 31, 2005, and is now a part-time employee on a limited basis for a minimum of two years. During the process of recruiting a replacement, Richard Slager, Chief Executive Officer, has temporarily assumed leadership responsibility for the Public Policy, and David Elliot, President and Chief

Operating Officer, has temporarily assumed leadership responsibility for the Strategic Marketing team.
     On June 16, 2005, VistaCare and Emory Healthcare announced the signing of a number of service agreements, including an agreement to develop a 28-bed hospice inpatient unit, in an effort to enhance the depth and scope of end-of-life care services in the Atlanta metropolitan area and throughout the Emory Healthcare system.
     On July 7, 2005, the Board of Directors appointed Jon M. Donnell to the Board of Directors. Mr. Donnell fills a vacancy resulting from a newly created class II director position, the term of which ends on the date of the annual meeting of shareholders in 2007. We now have a total of nine members on our Board of Directors.

Results of Operations
     The following table sets forth selected consolidated financial information as a percentage of net patient revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net patient revenue	100%	100%	100%	100%
Operating expenses:
Patient care expenses:
Salaries, benefits and payroll taxes	40.9%	43.2%	40.9%	38.5%
Pharmaceuticals	4.7%	5.7%	4.8%	5.2%
Durable medical equipment	5.1%	5.8%	5.0%	5.1%
Other (including inpatient arrangements, nursing home costs, net, purchased services, travel and supplies)	12.1%	14.4%	11.4%	13.4%

Total patient care expenses	62.8%	69.1%	62.1%	62.2%
Sales, general and administrative expenses (exclusive of stock-based compensation charges reported below):
Salaries, benefits and payroll taxes	20.1%	20.7%	20.1%	17.6%
Office leases	2.6%	3.9%	2.6%	3.5%
Other (including severance, travel, marketing and charitable contributions)	10.3%	9.9%	10.6%	8.6%

Total sales, general and administrative expenses	33.0%	34.5%	33.3%	29.7%
Depreciation and amortization	1.9%	2.0%	2.1%	1.8%
Stock-based compensation	0.1%	0.1%	0.1%	0.1%

Operating income (loss)	2.2%	(5.7)%	2.4%	6.2%
Non-operating income	0.4%	0.2%	0.2%	0.1%
Income tax expense (benefit)	0.9%	(1.9)%	1.0%	2.0%

Net income (loss)	1.7%	(3.6)%	1.6%	4.3%

Three and Nine Months Ended June 30, 2005, Compared to Three and Nine Months Ended June 30, 2004
Net Patient Revenue
     Net patient revenue increased $9.4 million, or 20%, to $57.5 million for the three months ended June 30, 2005, compared to $48.1 million for the three months ended June 30, 2004. Net patient revenue increased $16.2 million or 10%, to $171.5 million for the nine months ended June 30, 2005, from $155.3 million for the nine months ended June 30, 2004. Net patient revenue per day of care increased to approximately $117 per day for the three months ended June 30, 2005 from approximately $101 per day for the three months ended June 30, 2004. Net patient revenue per day of care increased to approximately $117 per day for the nine months ended June 30, 2005 from approximately $109 per day for the nine months ended June 30, 2004. These increases were due to:
•	Medicare reimbursement rate increase effective October 1, 2004;

•	an increase in patient days, to 490,244 days and 1,461,659 days for the three and nine months, respectively, ended June 30, 2005, from 474,631 days and 1,420,703 days for the three and nine months, respectively, ended June 30, 2004; and

•	lower Medicare Cap accrual of $1.5 million for the three months ended June 30, 2005, compared to $6.2 million for the three months ended June 30, 2004, and accrual of $4.5 million for the nine months ended June 30, 2005, compared to $10.1 million for the nine months ended June 30, 2004.
     We recorded reductions to net patient revenue for estimated payment denials, contractual adjustments (such as differences in payments by commercial payors) and subsequent changes to initial level of care determinations (made retroactively by VistaCare staff after initial admission) of $0.6 million and $1.5 million for the three months ended June 30, 2005 and June 30, 2004, respectively, $2.9 million and $2.8 million for the nine months ended June 30, 2005 and June 30, 2004, respectively, and $3.8 million for the transition fiscal nine months ended September 30, 2004. As of June 30, 2005 and September 30, 2004, the allowance for denials on patient accounts receivable and room & board was $3.4 million and $5.9 million, respectively. The decrease in our allowances was primarily due to a change in our charge-off practices whereby we have accelerated the timing of the charge-off. Any adjustments to net patient revenue for changes in estimates, based on historical trends, are made only in the current period.

     We recorded reductions to net patient revenues for exceeding the annual Medicare Cap of $1.5 million and $6.2 million for the three months ended June 30, 2005 and June 30, 2004, respectively, and reductions of $4.5 million and $10.1 million for the nine months ended June 30, 2005 and June 30, 2004, respectively.
     The $4.5 million reduction to revenue for Medicare Cap for the nine months ended June 30, 2005 includes:
•	$1.1 million for re-assessment received from our FI in April 2005 for the 2002 Medicare Cap year. The FI had previously issued a zero assessment for 2002.

•	$3.7 million for patient service dates during the 2005 Medicare regulatory year, including pro-ration for estimated services that these 2005 patients may receive from other hospice programs; and

•	($0.3) million adjustment to net patient revenue to reverse two of our providers Medicare Cap accruals that received zero assessment letters from our fiscal intermediary in 2005 (for the 2004 Medicare regulatory year).
     Our average daily census increased 3%, to 5,387 patients for the three months ended June 30, 2005 from 5,216 patients for the three months ended June 30, 2004. For the nine months ended June 30, 2004, average daily census increased 3% to 5,354 patients from 5,185 patients for the nine months ended June 30, 2004. Average length of stay was relatively unchanged at 113 days for the three months ended June 30, 2005 from 114 days for the three months ended June 30, 2004. The average length of stay increased to 115 days for the nine months ended June 30, 2005 from 110 days for the nine months ended June 30, 2004. The increase was also attributable to an increase in admissions to 4,428 patients for the three months ended June 30, 2005 from 3,754 patients for the three months ended June 30, 2004 and 13,343 patients for the nine months ended June 30, 2005 from 11,627 patients for the nine months ended June 30, 2004. We believe that our average length of stay is higher than the industry average and is due in part to our relatively high mix of non-cancer patients, by hospice industry standards. Non-cancer patients generally have a higher average length of stay than do cancer patients.
     The table below shows the number of our patient admissions for the periods indicated:

Quarter ending:	Number of Admissions:
June 30, 2005	4,428
March 31, 2005	4,601
December 31, 2004	4,314
September 30, 2004	3,949
June 30, 2004	3,754
Patient Care Expenses
     Patient care expenses increased $2.9 million, or 9%, to $36.1 million for the three months ended June 30, 2005 from $33.2 million for the three months ended June 30, 2004. For the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004, patient care expenses increased $9.9 million, or 10%, to $106.5 million from $96.6 million. As a percentage of net patient revenue, patient care expenses decreased to 63% for the three months ended June 30, 2005 from 69% for the three months ended June 30, 2004. For the nine months ended June 30, 2005, the percentage of net patient revenue to patient care expenses remained the same at 62% for the nine months ended June 30, 2005 and June 30, 2004, respectively.
     We believe that our increased investments in our new programs during the first nine months of 2005, will lead to improved future earnings growth. These investments, however, contributed to the increased patient care expenses in the initial months of the new programs. New sites initially operate at a lower census and consequently reflect higher patient care expenses. Additionally, we believe part of the increase is due to shorter median length of stays during 2005 periods than during the corresponding periods in 2004. The increase in patient care expenses for salaries, benefits, and payroll taxes of hospice care providers was $2.5 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004, and $9.6 million for the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004. Additionally, pharmaceuticals, durable medical equipment and other patient care expenses increased by $0.8 million for the three months ended June 30, 2005 and $2.2 million for the nine months ended June 30, 2005, as compared to the three and nine ending June 30, 2004. These increases were partially offset by a reduction in net room and board expenses of $0.4 million for the three months ended June 30, 2005 verses the three months ended June 30, 2004, and $ 1.9 million for the nine months ended June 30, 2005 verses the nine months ended June 30, 2004.

Sales, General and Administrative Expenses (Exclusive of Stock-Based Compensation)
     Sales, general and administrative (SG&A) expenses increased $2.3 million, or 14%, to $18.9 million for the three months ended June 30, 2005 from $16.6 million for the three months ended June 30, 2004. SG&A expenses increased $11.1 million, or 24%, to $57.2 million for the nine months ended June 30, 2005 from $46.1 million for the nine months ended June 30, 2004. As a percentage of net patient revenue, SG&A expenses slightly decreased to 33% for the three months ended June 30, 2005 from 34% for the three months ended June 30, 2004. As a percentage of net patient revenue, SG&A expenses increased to 33% for the nine months ended June 30, 2005 from 30% for the nine months ended June 30, 2004.
     The increases in SG&A expenses were due to additional development of new programs, and the internal implementation expenses of Sarbanes-Oxley and HIPAA. The increase in salaries, benefits and payroll taxes of $1.6 million for the three months ended June 30, 2005 and $7.1 million for the nine months ended June 30, 2005. We reversed bonuses causing a decrease in bonus accruals during 2005 of $0.5 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, and recorded site bonuses of $1.4 million for the nine months ended June 30, 2005 verses the reversal of bonus accruals of $0.5 million during nine months ended June 30, 2004. We also recorded slight increases in training and education, professional service fees, office supplies and severance costs. The remaining increase of $0.3 million for the three months ended June 30, 2005 and the increase of $1.0 million for the nine months ended June 30, 2005 resulted from higher rent expense, primarily due to new leases for new programs.

Stock-Based Compensation
     Stock-based compensation expense was approximately $0.1 million for each of the three months ended and $0.2 million for each of the nine months ended June 30, 2005 and June 30, 2004, respectively, and these expenses principally relate to the amortization of our deferred stock compensation balances.
Non-Operating Income
     Non-operating income was $0.2 million and $0.1 million for the three months ended June 30, 2005 and June 30, 2004, respectively, and $0.4 million and $0.2 million for the nine months ended June 30, 2005 and June 30, 2004, respectively. This income primarily relates to interest income net of other expenses.
Income Tax
     For the three months ended June 30, 2005, our income tax expense was $0.5 million as compared to a benefit of $0.9 million for the three months ended June 30, 2004. For the nine months ended June 30, 2005 the company had an income tax expense of $1.7 million as compared to $3.1 million for the nine months ended June 30, 2004.
     The effective rate for the three and nine months ended June 30, 2005 and June 30, 2004 remained at the same 39% rate. However, the rate for June 30, 2005 was comprised of tax at our estimated 39% effective rate and adjustments totaling a $0.1 million decrease in tax relating to rate changes and other permanent tax adjustments for 2004. Conversely, the rate for June 30, 2004 was also comprised of tax at our estimated 39% rate but reflected an additional $0.2 million of taxes due in certain states for 2003 based upon a change in our assessment of amounts due.
Liquidity and Capital Resources
     Our principal liquidity requirements have been for working capital and capital expenditures. We have financed these requirements primarily with cash flow from operations. We raised net proceeds of $48.1 million from our initial public offering in December 2002 of common stock. We used the net proceeds to repay debt of $11.0 million, with the balance invested in short-term investments. As of June 30, 2005, we had cash and cash equivalents and short-term investments of $58.7 million, working capital of approximately $58.7 million and the ability to borrow up to $50.0 million depending on eligible receivables under our revolving credit and term loan facility described below.
     Net cash used by operating activities for the three months ended June 30, 2005 was $2.7 million as compared to cash provided of $11.2 million for the three months ended June 30, 2004. This decrease in cash provided was primarily due to the decrease in accrued expenses from a $3.4 million payment of our July 1, 2005 direct deposit payroll and current period payroll taxes being done on June 30, 2005, and increase in patient accounts receivables from a $1.1 million 2002 Medicare Cap reassessment payment, a delay in Medicaid reimbursements of $1.5 million, an unintentional billing delay in Medicaid of $1.5 million and a $0.5 million decline in collections in the quarter. The decrease is partially offset by higher net income for the three months ended June 30, 2005 as compared to a net loss for the three months ended June 30, 2004. For the nine months ended June 30, 2005, cash used by operating activities was $0.1 million, compared to cash provided of $23.4 million for the nine months ended June 30, 2004. This decrease was due primarily to the $7.4 million of repayments made during 2005 of Medicare Cap assessment for the 2003 and 2002 Medicare Cap years, decreases in accrued expenses and the lower net income recorded in the nine months ended June 30, 2005.
     Net cash used in investing activities was $2.2 million and $1.0 million for the three months ended June 30, 2005 and June 30, 2004, respectively. These cash uses related primarily to the continued investment in internally developed software and its implementation and the purchase of computer and office equipment for new programs being developed, the acquisition of the Prayer of Jabez hospice and the increase in other assets for the funding of $2.2 million for our 2005-06 policy year workers’ compensation. Net cash used in investing activities was $14.7 million and $4.1 million for the nine months ended June 30, 2005 and June 30, 2004, respectively. These cash uses related primarily to the purchases of short-term investments.
     Net cash provided by financing activities was $0.3 and $0.1 million for the three months ended June 30, 2005 and June 30, 2004, respectively and was $1.1 million and $2.8 million for the nine months ended June 30, 2005 and June 30, 2004, respectively. Cash provided by financing activities principally resulted from the exercise of employee stock options, employee stock purchases and interest income.
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
     Under the revolving line of credit, VistaCare may borrow, repay and re-borrow an amount equal to the lesser of: (i) $30.0 million or (ii) 85% of the net value of eligible accounts receivable. Under the term loan, borrowings are based on allowable total indebtedness based on a multiplier of cash flow as defined in the loan agreement. The maturity date of the credit facility is December 22, 2009. As of June 30, 2005, there was no balance outstanding on the revolving line of credit or on the term loan.
     The credit facility contains certain customary covenants including those that restrict the ability of VistaCare to incur additional indebtedness, pay dividends under certain circumstances, permit liens on property or assets, make capital expenditures, make certain investments, and prepay or redeem debt or amend certain agreements relating to outstanding indebtedness. The Company was not in compliance with the financial debt service coverage covenant as of June 30, 2004; however, the lender provided a waiver through June 30, 2005. We anticipate receiving an extension of the covenant waiver through September 30, 2005.
     Overall Medicare payments to our hospice providers are subject to the annual Medicare Cap. If we are found by Medicare to have exceeded the annual Medicare Cap, Medicare will require that we make restitution for payments made to us in excess of the annual Medicare Cap. We were required to repay Medicare Cap of $7.4 million for the nine months ended June 30, 2005, $1.1 million for the transition fiscal nine months ended September 30, 2004, $0.6 million for the fiscal year ended December 31, 2003, $0.0 million for the fiscal year ended December 31, 2002, $1.0 million for the fiscal year ended December 31, 2001, and $0.6 million for the fiscal year ended December 31, 2000 for exceeding the annual Medicare Cap. As of the date of this report, we had not yet been assessed for exceeding the Medicare Cap for the 2004 Medicare Cap, year except for two received prior to the filing of this Form 10Q in the amount of $0.6 million which we have begun to assess as to its propriety. Out of our 34 providers in 2004, we have received 26 zero assessment letters. As of June 30, 2005 and September 30, 2004, respectively, our accrued expenses included $16.6 million and $19.6 million for Medicare Cap accrued liability.
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
Interest Rate and Foreign Exchange Risk
Interest Rate Risk
     We do not expect our cash flow to be affected, to any significant degree by a sudden change in market interest rates. We have not implemented a strategy to manage interest rate market risk because we do not believe that our exposure to this risk is material at this time. We invest excess cash balances in money market accounts with average maturities of less than 90 days.
Foreign Exchange
     We operate our business within the United States and execute all transactions in U.S. dollars.
Payment, Legislative and Regulatory Changes
     We are highly dependent on payments from the Medicare and Medicaid programs. These programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by these programs for our services or changes in methods or regulations governing payments for our services could have a materially adverse affect on our net patient revenue and profitability.
Inflation
     The healthcare industry is labor intensive. Wages and other expenses increase during periods of inflation and labor shortages in the marketplace. In addition, suppliers pass along rising costs to us in the form of higher prices. We have implemented control measures designed to curb increases in operating expenses; however, we cannot predict our ability to cover or offset future cost increases.
Recent Accounting Pronouncements
     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R) (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the Securities and Exchange Commission delayed the effective date of SFAS No. 123(R) for public companies. Under the SEC’s new rule, SFAS No. 123(R) must be implemented at the beginning of the next fiscal year that begins after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We will utilize the modified prospective method, recognizing compensation cost for share-based awards to employees based on their grant-date fair values from the beginning of the year in which the recognition provisions are first applied as if the fair value-based method had been used to account for all employee awards. Under this transition approach, compensation cost will be recognized for all awards granted, modified or settled after the date of adoption as well as to any awards that were not fully vested as of that date. We will adopt SFAS No. 123(R) on October 1, 2005.
     The adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on the levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro-forma net income and earnings per share set forth above in this Note. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), no amounts of operating cash flows were recognized in prior periods for such excess tax deductions in both the first nine months of 2004 and 2005.
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
     Approximately 97% of our net patient revenue for the three months ended June 30, 2005 consisted of payments from Medicare and Medicaid programs. Because we generally receive fixed payments for our hospice care services based on the level of care provided to our hospice patients, we are at risk for the cost of services provided to our hospice patients. We cannot assure you that Medicare and Medicaid will continue to pay for hospice care in the same manner or in the same amount that they currently pay. Reductions in amounts paid by government programs for our services or changes in methods or regulations governing payments, which would likely result in similar changes by private third-party payors, could adversely affect our net patient revenue and profitability.
Our profitability may be adversely affected by limitations on Medicare payments.

     Overall Medicare payments to our hospice providers are subject to an annual Medicare Cap amount, which for the twelve months ended October 31, 2004 was $19,635.37 per beneficiary. Compliance with the Medicare Cap is measured by calculating the annual Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that provider number during the Medicare regulation year and comparing the result with the product of the annual Medicare Cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that program or programs during that year. There is a further negative adjustment for the Medicare Cap calculation to the extent our first time beneficiaries are later admitted to another provider and also a positive adjustment for a beneficiary with a previous hospice election admitted to one of our providers, each pro-rated based on days of service. We reflected as a reduction to net patient revenue of approximately $4.5 million in the nine months ended June 30, 2005 and $10.1 million in the nine months ended June 30, 2004, as a result of estimated reimbursements in excess of the annual Medicare Cap in those periods. Our ability to comply with this limitation depends on a number of factors relating to the hospice program or programs under a given Medicare provider number, including the rate at which our patient census increases, the average length of stay and the mix in level of care. Our profitability may be adversely affected if, in the future, we are unable to comply with this and other Medicare payment limitations.

If our expenses were to increase more rapidly than the fixed payment adjustments we receive from Medicare and Medicaid for our hospice services, our profitability could be negatively impacted.
     We generally receive fixed payments for our hospice services based on the level of care that we provide to patients and their families. Accordingly, our profitability is largely dependent on our ability to manage expenses of providing hospice services and to maintain a patient base with a sufficiently long length of stay to attain profitability. We are susceptible to situations, particularly because of our “open access” philosophy, where we may be referred a disproportionate share of patients requiring more intensive care and therefore more expensive care than other providers. Although Medicare and Medicaid currently provide for an annual adjustment of the various hospice payment rates based on the increase or decrease of the medical care expenditure category of the Consumer Price Index, these hospice care increases have historically been less than actual inflation. If these annual adjustments were eliminated or reduced, or if our expenses of providing hospice services, over one-half of which consist of labor expenses, increase more than the annual adjustment, our profitability could be negatively impacted. In addition, cost pressures resulting from shorter patient lengths of stay and the use of more expensive forms of palliative care, including drugs and drug delivery systems, could negatively impact our profitability.
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
     We in turn, are generally obligated to pay the nursing home for these room and board services at a rate between 95% and 100% of the full Medicaid per diem nursing home rate. In the past, we have experienced situations where both the Medicaid program and VistaCare have paid a nursing home for the same room and board service and the Medicaid program has imposed on us the burden of recovering the amount we previously paid to the nursing home. There can be no assurance that these situations will not recur in the future or that, if they do, we will be able to fully recover from the nursing home.
     In addition, many of our patients residing in nursing homes are eligible for both Medicare and Medicaid benefits. In these cases, the patients’ state Medicaid program pays their nursing home room and board charges and Medicare pays their hospice services benefit. In the past, the government has questioned whether the reimbursement levels for these dual-eligible hospice patients as well as for Medicare-only patients living in nursing homes may be excessive. Specifically, the government has expressed concerns that hospice programs may provide fewer services to patients who reside in nursing homes than to patients living in other settings, due to the presence of the nursing home’s own staff to address problems that might otherwise be handled by hospice personnel. Since hospice programs are paid a fixed daily amount, regardless of the volume or duration of services provided, the government is concerned that by shifting the responsibility and cost for certain patient care or counseling services to the nursing home, hospice programs may inappropriately increase their profitability. In the case of these dual-eligible patients, the government’s concern is that the cost of providing both the room and board and hospice services may be significantly less than the combined reimbursement paid to the nursing homes and hospice programs as a result of the overlap in services.
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
     Although we recorded net income of $2.8 million for the nine months ended June 30, 2005, and $6.7 million for the nine months ended June 30, 2004, we had a loss of $4.2 for the nine months ended September 30, 2004 and we had an accumulated deficit of $15.7 million at June 30, 2005. We cannot assure you that we will operate profitably in the future. In addition, we may experience significant quarter-to-quarter variations in operating results. We are pursuing a growth strategy focused primarily on same-store growth, but also involving the development of new hospice programs, the development of new in-patient units, and acquisitions of other hospice programs. Our growth strategy may involve, among other things, increased marketing expenses, significant cash expenditures, debt incurrence and other expenses that could negatively impact our profitability on a quarterly and an annual basis. Our net patient revenue could be adversely impacted by a number of factors including, in particular, reductions in Medicare payment rates and patient lengths of stay, which may not be within our control.
If we are unable to attract qualified nurses and other healthcare professionals at reasonable costs, it could limit our ability to grow, increase our operating expenses and negatively impact our business.
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
     Our ability to attract and retain qualified nurses and other healthcare professionals depends on several factors, including our ability to provide attractive assignments and competitive benefits and wages. We cannot assure you that we will be successful in any of these areas. Because we operate in a fixed reimbursement environment, increases in the wages and benefits that we must provide to attract and retain qualified nurses and other healthcare professionals or increases in our reliance on contract nurses or temporary healthcare professionals could negatively affect our profitability. We may be unable to continue to increase the number of qualified nurses and other healthcare professionals that we recruit, decreasing the potential for growth of our business. Moreover, if we are unable to attract and retain qualified nurses and other healthcare professionals, we may have to limit the number of patients for whom we can provide hospice care in order to maintain the quality of our hospice services.
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
     Our success is heavily dependent on referrals from physicians, nursing homes, assisted living facilities, hospitals, managed care companies, insurance companies and other patient referral sources in the communities that our hospice programs serve. Since we and many of our referral sources are dependent upon Medicare, we are limited in our ability to engage in business practices that are commonplace among referring businesses in other industries such as referral fees, or bonuses and long-term exclusive contracts.
     Our growth and profitability depends significantly on our ability to establish and maintain close working relationships with patient referral sources and to increase awareness and acceptance of hospice care by our referral sources and their patients. We cannot assure you that we will be able to maintain our existing referral source relationships or that we will be able to develop and maintain new relationships in existing or new markets. Our loss of existing relationships or our failure to develop new relationships could adversely affect our ability to expand our operations and operate profitably. Moreover, we cannot assure you that awareness or acceptance of hospice care will increase.

Our growth strategy may not be successful, which could adversely impact our growth and profitability.
     The primary focus of our growth strategy is same-store growth. To achieve this growth, we intend to increase our marketing efforts and other expenditures. If our resources are not deployed effectively and we do not achieve the same-store growth we seek, it could adversely impact our profitability.
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
     Our 1998 acquisitions, which were closed nearly simultaneously, increased our patient census approximately five-fold and presented significant integration difficulties. Due to the size and complexity of these transactions, immediately following the transactions, our resources available for integration efforts were limited. In time, as we were able to focus on the integration of the acquired businesses, we spent substantial resources on projects such as:
•	implementing consistent billing and payroll systems across a large number of new programs;

•	instituting standard procedures for ordering pharmaceuticals, medical equipment and supplies; and

•	re-training staff from the acquired businesses to complete our standard claim documentation properly and to conform to our service philosophy and internal compliance procedures;

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
     Each of our hospice programs must comply with the extensive conditions of participation to remain certified under Medicare guidelines. If any of our hospice programs fail to meet any of the Medicare conditions of participation, that hospice program may receive a notice of deficiency from a state surveyor designated by Medicare to measure the hospice program’s level of compliance. The notice may require the hospice program to prepare a plan of correction and undertake other steps to ensure future compliance with the conditions of participation. If a hospice program fails to correct the deficiency or develop an adequate plan of correction, the hospice program may be required to suspend admissions or may have its Medicare or Medicaid provider agreement terminated. In June 2000, the Medicare provider agreement for our Odessa, Texas hospice program was terminated. We cannot assure you that we will not lose our Medicare certification at one or more of our other hospice programs in the future. Any such loss could adversely affect our net patient revenue and profitability as well as our reputation within the hospice care industry.
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

A significant reduction in the carrying value of our goodwill could have a materially adverse effect on our profitability.
     A substantial portion of our total assets consists of intangible assets, primarily goodwill. Goodwill, net of accumulated amortization, accounted for approximately 16% of our total assets as of June 30, 2005. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As a result, we no longer amortize goodwill and long-lived intangible assets. Instead, we review them at least annually to determine whether they have become impaired. If they have become impaired, we charge the impairment as an expense in the period in which the impairment occurred. Any event, which results in the significant impairment of our goodwill, such as closure of a hospice program or sustained operating losses, could have a materially adverse effect on our profitability.
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
     During 2003, we began replacing the billing system with our proprietary software running on our CareNation operating platform. The full conversion to the proprietary software will continue throughout 2005. Accurate billing is crucial to reimbursement from third-party payors. If any unforeseen problems emerge in connection with our migration to the new billing software, billing delays and errors may occur, which could significantly increase the time it takes for us to collect payments from payors and in some cases our ability to collect the payments at all. Any such increase in collection time or inability to collect could have a materially adverse effect on our cash flows or result in a financial loss.
A material write-off of our capitalized software development costs and costs and problems related to the implementation of new software applications could have a materially adverse effect on our profitability.
     As of June 30, 2005, our capitalized software development costs, net of amortization, were approximately $3.7 million, most of which related to the development of CareNation, our proprietary software platform, and related application modules. If one or more of the application modules do not function as anticipated, we may be required to write off a significant amount of capitalized software development costs and we may experience significant disruptions in our operations, all of which could have a material adverse effect on our profitability. In addition, the expenses associated with training our employees to use these new applications effectively and errors arising from being unfamiliar with the new applications could have a materially adverse effect on our operations and profitability.
We operate in a regulated industry and changes in regulations or violations of regulations may result in increased expenses or sanctions that could reduce our revenues and profitability.
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
Many states have certificate of need laws or other regulatory provisions that may adversely impact our ability to expand into new markets and thereby limit our ability to grow and increase our net patient revenue.
     Many states have enacted certificate of need laws that require prior state approval to open new healthcare facilities or expand services at existing facilities. Currently, twelve states have certificate of need laws that apply to hospice programs. Those laws require some form of state agency review or approval before a hospice may add new services or undertake significant capital expenditures. In addition, two states in which we do not currently operate, Florida and New York, have additional barriers to entry. Florida places restrictions on the ability of for-profit corporations to own and operate hospices, and New York places restrictions on the corporate ownership of hospices. Accordingly, our ability to operate in Florida and New York and the states with certificate of need laws is restricted. The laws in these states could affect our ability to expand into new markets and to expand our services and facilities into existing markets.
To comply with new laws and regulations regarding the confidentiality of patient medical information, we may be required to expend substantial sums on acquiring and implementing new information systems, which could negatively impact our profitability.
     There are currently numerous legislative and regulatory initiatives at both the state and federal levels that address patient privacy concerns. In particular, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, contains provisions that required us to implement new systems and business procedures designed to protect the privacy and security of each of our hospice patient’s individual health information. Final regulations addressing the security of patient health information were modified and published in final form on February 20, 2003. We were in compliance with these regulations by the April 21, 2005 deadline. Compliance with these rules has required costly changes and we expect to incur additional expenses in the future for continued compliance with these regulations, which could negatively impact our profitability.
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
     We maintain general liability insurance coverage on an occurrence basis with limits of $1.0 million per occurrence and $3.0 million in the aggregate. VistaCare is also covered by a healthcare professional liability insurance policy on a claims-made basis with limits of $1.0 million per occurrence and $3.0 million in the aggregate. VistaCare maintains workers’ compensation coverage at the statutory limits with a $1.0 million limit and a $250,000 deductible per occurrence, and an employer’s liability policy with a $1.0 million limit and a $150,000 deductible per occurrence. VistaCare also maintains a policy insuring hired and non-owned automobiles with a $1.0 million limit of liability and a $1.0 million deductible. In addition, we maintain umbrella coverage with a limit of $10.0 million excess over general liability, healthcare professional liability, hired and non-owned automobile and employer’s liability policies.
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
Item 4. Controls and Procedures.
     (a) Evaluation of Disclosure Controls and Procedures.
     Our management, with the participation of our Chief Executive Officer (CEO) and Interim Chief Financial Officer (CFO) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2005. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.
     (b) Changes in Internal Controls.
     There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     Between August and September 2004, approximately five complaints were filed individually and on behalf of all others similarly situated in the United States District Court for the District of Arizona against the Company and two of our officers alleging violations of the federal securities laws arising out of recent declines in the Company’s stock price. Specifically, the complaints allege claims in connection with various statements and purported omissions to the public and to the securities markets relating to the Company’s August 2004 announcement of our decision to accrue an increased amount for the quarter ended June 30, 2004 as an accrual for potential liability due to the Medicare Cap on reimbursement for hospice services. The five lawsuits were consolidated on April 15, 2005, a consolidated complaint was served and the Company filed a motion to dismiss. No discovery has taken place and the Company intends to vigorously defend the lawsuit. No assurances can be made that the Company will be successful in defense of such claims. If the Company is not successful in defense of such claims, we could be forced to make significant payments to our stockholders and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier. Even if such claims are not successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business, results of operations and financial position.
     Between August and September 2004, two shareholders filed separate derivative lawsuits purportedly on behalf of the Company against several present and former officers and members of the Board of Directors of the Company in the United States District Court for the District of Arizona. The two derivative complaints, which have been consolidated, allege breaches of fiduciary duties, abuse of control, mismanagement, waste of corporate assets and unjust enrichment, as a result of the same activities alleged in the lawsuits discussed above. The derivative complaint seeks attorney fees and the payment of damages to the Company. As of the date of this report, these derivative actions are at the early pleading stage and have been stayed.
     We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving all of the matters discussed in this note, individually or in aggregate, will not have a material adverse impact on our financial position or our results of operations, the litigation and other claims that we face are subject to inherent uncertainties and management’s view of these matters may change in the future. Should an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position and on the results of operations for the period in which the effect becomes reasonably estimable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (a) Sales of Unregistered Securities. None.
     (b) Use of Proceeds from Registered Securities. On December 23, 2002, we completed an initial public offering of shares of our Class A common stock. The shares were registered under the Securities Act of 1933 on a registration statement on Form S-1 (Registration No. 333-98033), which was declared effective by the Securities and Exchange Commission on December 17, 2002. Our net proceeds from the offering were $48.1 million, which we used to repay debt of $11.0 million, with the balance invested in short-term investments. None of the offering proceeds were used in the three-months ended June 30, 2005.
     (c) Repurchases of Securities. We did not repurchase any of our securities during the nine months ended June 30, 2005.
     (d) Restrictions Upon the Payment of Dividends. We are prohibited under our credit facility from paying any cash dividends if there is a default under the facility or if the payment of any cash dividends would result in default.

Item 3. Defaults Upon Senior Securities.
     None
Item 4. Submission of Matters to a Vote of Security Holders.
Our annual meeting of stockholders was held on May 5, 2005, in Phoenix, Arizona. On the record date for the annual meeting, 16,330,344 shares of common stock were outstanding and eligible to vote. A quorum was present at the annual meeting. The table below briefly describes the proposal and the results from the annual meeting of stockholders.

	Number of Shares Voted:
	For	Withheld
Election of Directors, each to serve a three-year term:
Pete A. Klisares	14,176,329	269,406
Ronald A. Matricaria	14,175,714	270,021
Richard R. Slager	14,128,047	317,688

	For	Against	Withheld
Ratification of selection of Ernst & Young LLP as the independent registered public accounting firm for the fiscal year ending September 30, 2005:	14,263,996	180,849	890
In addition to the election of three directors at the annual meeting, the terms of five directors continued after the meeting. The continuing directors were David W. Elliot, Jr., David W. Faeder, Perry G. Fine, Geneva Bolton Johnson and William J. McBride.
Item 5. Other Information.
     None.
Item 6. Exhibits.
     Exhibits: The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTACARE, INC.

By: /s/ Richard R. Slager

Date: August 9, 2005	Richard R. Slager
President and Chief Executive Officer

By: /s/ Jon A. Steging

Date: August 9, 2005	Jon A. Steging
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.44	Second Amended and Restated Loan and Security Agreement, dated as of December 23, 2004, by and among VistaCare, Inc., its subsidiaries and Healthcare Business Credit Corporation (filed as an exhibit to a Current Report on Form 8-K dated December 29, 2004 and incorporated herein by reference).

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Interim Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of the Interim Chief Financial Officer.