Form 10-K
period 2005-09-30
VISTACARE, INC.
filed 2005-12-14
CIK 787030

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

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
Class A Common Stock, $0.01 par value per share
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by reference into Part III of this Form 10-K.     ☐
      Indicate by check whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of the Registrant’s Class A Common Stock, held by non-affiliates, based on the closing price (as reported by Nasdaq) of such Class A Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter (March 31, 2005) was approximately $328,705,485.
      As of December 6, 2005, there were outstanding 16,381,229 shares of the Registrant’s Class A Common Stock, $0.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders are incorporated herein by reference in Item 5 of Part II and in Part III of this Form 10-K to the extend stated herein.

PART I

Item 1.	Business
      VistaCare, Inc. (VistaCare, Company or “we” or similar pronoun), is a Delaware corporation providing medical care designed to address the physical, emotional, and spiritual needs of patients with a terminal illness and the support of their family members. Hospice services are provided predominately in the patient’s home or other residence of choice, such as a nursing home or assisted living facility, or in a hospital or inpatient unit. Inpatient services are provided by VistaCare at its inpatient units and through leased beds at unrelated hospitals and skilled nursing facilities on a per diem basis. VistaCare provides services in Alabama, Arizona, Colorado, Georgia, Indiana, Massachusetts, New Mexico, Nevada, Ohio, Oklahoma, Pennsylvania, South Carolina, Texas and Utah.
      On August 18, 2004, VistaCare’s Board of Directors changed the Company’s fiscal year-end from December 31 to September 30. The results now being reported by the Company relate to the twelve-month fiscal year ending September 30, 2005, the nine-month transitional period ending September 30, 2004 and the twelve-month fiscal year ending December 31, 2003. For comparative purposes the twelve months ended September 30, 2004, includes the nine-month transitional period ending September 30, 2004, and the three months ended December 31, 2003. Also for comparative purposes the nine months ended September 30, 2004 is being compared to the nine months ended September 30, 2003 reported in the fiscal year ended December 31, 2003.
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
      We have grown rapidly since commencing operations in 1995. By the end of 1997, our operations consisted of seven programs in four states. In 1998, we completed two significant acquisitions that increased our census from approximately 350 patients to approximately 1,750 patients. Since then, we have more than tripled our patient census primarily through what we refer to as same-store growth, or “same store” programs are those programs that existed prior to the beginning of the last fiscal year sited. As of September 30, 2005, we had 58 hospice programs and two in-patient units serving patients in 14 states with a census of approximately 5,510 patients.
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
      On October 17, 2005, we were notified by the Centers for Medicare and Medicaid Services that as a result of surveys conducted by the Indiana State Department of Health, the Medicare provider agreement for our Indianapolis hospice program was being terminated effective October 15, 2005. The determination also impacted our Terre Haute program because the two share the same Medicare provider number. Since a hospice provider must be certified in the Medicare program to participate in the Indiana Medicaid program, on October 20, 2005 we were similarly notified that our Indianapolis and Terre Haute programs were terminated as Medicaid providers effective October 15, 2005. We have filed appeals, but the decisions limit reimbursement for services provided to patients being served on the effective date of termination to up to 30 days following the effective date and no reimbursement will be made for any services to patients admitted into the effected programs after the date of termination. We have taken steps to allow the patients and families of the effected programs to remain under our care. Some patients transferred to another of our Indiana programs, some patients transferred to competitor programs, and we have continued to serve some patients at the Indianapolis and Terre Haute programs without reimbursement. We have also taken steps to separate Terre Haute from Indianapolis, have applied for a separate provider number for Terre Haute and also have applied to relocate our Bloomington, IN program to Indianapolis. Upon successful completion of state surveys and certification by CMS, we will again commence receiving reimbursement for Medicare and Medicaid services for our existing patients.
Availability of SEC Reports and Our Code of Ethics
      We maintain a website with the address www.vistacare.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. Information relating to our corporate governance, including our Code of Conduct for our employees, officers and directors and information concerning Board Committees, including Committee Charters, is also available on our website at www.vistacare.com under the “Investor Relations — Corporate Governance” captions. We will provide any of the foregoing information free of charge upon written request to Investor Relations, VistaCare, Inc., 4800 North Scottsdale Road, Suite 5000, Scottsdale, Arizona 85251. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Securities Exchange Act of 1934 are also available through our website under the “Investor Relations — Corporate Governance — Click Here for Section 16 Filings” captions.
Overview of the Hospice Care Industry

Development of the Industry
      Over the past century, care for terminally ill patients in the United States focused primarily on curative treatment, with only secondary regard for patient comfort and immediate quality of life concerns. The 1960s and 1970s saw the emergence of a grass roots movement in the United States that advocated a shift in attitude from strictly providing curative care for terminally ill patients to providing a greater degree of physical, emotional and spiritual comfort and care for patients and their families at the end-of-life. Hospice programs provide these services. According to the National Hospice and Palliative Care Organization (NHPCO), since the 1970s hospice care in the United States has grown into a multi-billion dollar industry that served more than 1 million patients in 2004 through more than 3,650 hospice care programs in the United States and its territories. (Source: NHPCO Facts & Figures)

Funding Hospice Care: Medicare, Medicaid and Other Sources
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

      The Medicare hospice benefit covers four distinct levels of care, each of which is subject to a different per diem reimbursement rate. The table below sets forth a brief description of each of the four levels of care and the base Medicare per diem reimbursement rates in effect for the periods indicated:

		Base Medicare per Diem
		Reimbursement Rates

		October 1, 2004	October 1, 2003
		through	through
Level of Care	Care Description	September 30, 2005	September 30, 2004

Routine Home Care	Provided through visits by members of the interdisciplinary team to the patient’s home or other residence	$121.98	$118.08
General Inpatient Care	Provided in a hospital or other inpatient facility when pain or other symptoms cannot be managed effectively in a home setting	$542.61	$525.28
Continuous Home Care	Provided in the patient’s home or other residence to manage acute pain or other medical symptoms for a minimum of eight hours per day, with nursing care accounting for at least half of the care provided	$711.92	$689.18
Respite Inpatient Care	Provided for up to five days in a hospital or other inpatient facility to relieve the patient’s family or other caregivers	$126.18	$122.15
      These reimbursement rates are Medicare’s base rates and vary from region to region depending on local salary levels. In 2004, routine home care services accounted for 95.8% of all Medicare hospice days while general inpatient care services, continuous home care services and respite inpatient care services accounted for 3.0%, 1.0%, and 0.2% of Medicare hospice days, respectively. Effective each October 1, and occasionally at other times, Medicare establishes new base hospice care reimbursement rates. The table below sets forth the Medicare hospice base rate increases since October 1, 2000:

Percentage
Increase in
Medicare Hospice
Effective Date of Rate Increase	Base Rates

October 1, 2000	2.9%
April 1, 2001	5.0%
October 1, 2001	3.2%
October 1, 2002	3.4%
October 1, 2003	3.4%
October 1, 2004	3.3%
October 1, 2005	3.7%
      Medicaid reimbursement rates and hospice care coverage rates for private insurance plans tend to approximate Medicare rates.

Market Opportunity
      We believe the hospice care industry is poised for substantial growth over the next several years due to the following factors:
      Awareness and Acceptance of Hospice Care Services is Expanding. Over the past several years, there has been expanding awareness and acceptance of hospice care among the general population evidenced by:

•	according to the NHPCO, between 1992 and 2004 the number of patients receiving hospice care increased from approximately 246,000 to approximately 1,060,000 annually;

•	according to the Centers for Medicare and Medicaid Services (“CMS”)’s, projected spending will grow from $3.5 billion in 2001 to $7.1 billion in 2005, a 26% annual increase;

•	although hospice care has been traditionally associated with end-stage cancer patients, Medicare records from 1992 to 1998 show a 338% increase in the number of Medicare beneficiaries using the Medicare hospice benefit for conditions other than cancer;

•	according to NHPCO, the number of hospice programs increased by 89% between 1992 and 2004; and

•	a significant percentage of commercial insurers now provide coverage for hospice care services.
      Hospice Care Provides Significant Cost Savings Over Traditional Care. Recent estimates by CMS have concluded that the cost of care for hospice patients is substantially less than the cost of care for similarly situated patients receiving traditional medical services, often in high acuity settings such as hospitals. Reasons for those cost savings include:

•	hospice care patients in long-term care facilities are hospitalized fewer days in their last month of life than long-term care facility residents not enrolled in hospice programs, according to a March 2000 report commissioned by the United States Department of Health and Human Services (HHS);

•	hospice care patients are often transitioned from expensive treatments, such as chemotherapy and radiation, to less expensive forms of palliative care; and

•	hospice care patients generally require less emergency care, which typically involves costly transportation, paramedics, emergency room and other charges.
      We believe that government and other payors will continue to encourage the use of hospice care because of such cost savings.
      The American Population is Aging. In 2005, 81% of our patients were over the age of 65 at the time of admission. Data from the United States Census Bureau indicate that this segment of the American population is expected to grow at a rate three times greater than the rate of the general population between 2002 and 2022. According to the United States Census Bureau, the number of Americans over the age of 65 will increase from 35 million in 2000 to 54 million in 2020. We expect that as this segment of the population grows, the demand for end-of-life services, including hospice care, will increase accordingly.
      Hospice Services Are Underutilized. Although the number of hospice patients has increased rapidly in recent years, we believe that a significant number of hospice-eligible patients do not take advantage of hospice care. According to our internal estimates, approximately 40% to 45% of the 2.5 million U.S. hospice eligible patients currently receive the hospice benefit. NHPCO estimates that a great majority of hospice eligible patients have not yet received information about hospice care. A study by The National Hospice Foundation concluded that 80% of Americans were not aware that hospice care can be provided in the home and 90% did not know that hospice care is covered by Medicare. We believe that the following factors contribute to the current underutilization of hospice care:

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
Industry Consolidation and Government Initiatives
      In addition to favorable industry growth conditions, we believe that consolidation in the hospice care industry will provide opportunities for us to grow our business. Based on the NHPCO’s industry data approximately 67% of existing hospice providers in 2003 were local, not-for-profit hospice programs. For-profit ownership was 29%, an increase of approximately 25% since 2001 and the remaining 4% was government hospice programs. Demanding market conditions are making it difficult for smaller providers to offer cost-effective, quality care. We believe that the fragmented hospice care industry is poised for consolidation and that large, well-managed hospice providers are best positioned to affiliate with or acquire smaller hospice care providers.
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
      We Benefit from Being One of the Nation’s Largest Hospice Care Providers. As a result of having a patient census among the highest of any hospice provider in the United States, we are able to negotiate volume discounts on the purchase of pharmaceuticals, durable medical equipment and medical supplies, to enter into favorable contracts with private insurers and pharmacy benefit managers and to spread certain fixed expenses, particularly corporate overhead, information technology and marketing, over a large patient population. In addition, the geographic scope of our operations gives us a competitive advantage in developing referral relationships with national and regional nursing home and assisted living companies who, we believe, often seek the administrative and service consistency benefits resulting from working with a limited number of providers.
      We Have Implemented a Highly Effective Pharmacy Cost Control System. Pharmaceuticals represent our second largest category of patient care expenses. To manage those expenses, we have developed and implemented a comprehensive pharmacy cost management system. This system has allowed us to achieve an average daily pharmacy cost per patient that is significantly lower than the industry average. Our pharmacy cost management system involves:

•	a flexible, proprietary, disease and symptom-specific drug formulary that emphasizes the use of generic drugs, if as effective as the brand-name alternative;

•	the use of our proprietary software applications to streamline the enrollment of our patients in a nationwide network of pharmacies;

•	the commitment of our clinical staff in working with our patients and families to assure the most appropriate plan of care in the most cost effective manner; and

•	an education program for our physicians and nurses that emphasizes both clinical and cost effectiveness.
      We Have Developed an Advanced, Proprietary Technology Infrastructure. Our proprietary technology infrastructure consists of a highly scalable Linux-based operating platform we call CareNation and a variety of hospice specific applications. Because we own our core technology, we believe we will be able to minimize our payment of third party licensing or maintenance and support fees that would likely increase as we grow. Our systems currently enable us to:

•	track patient admission and certification;

•	enroll our patients in a nationwide network of pharmacies;

•	monitor patient census and length of stay data;

•	automate our bereavement communications; and

•	process compliant billing for Medicare, commercial and Medicaid claims.
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
      We Provide “Open Access” to Hospice-Eligible Patients. Our service philosophy is to provide hospice care to all adult patients who are eligible to receive hospice care under Medicare guidelines, regardless of the complexity of their illness. We call this philosophy “open access”. In a May 2002 report to Congress, MedPAC concluded that many patients who meet Medicare hospice eligibility requirements currently have problems accessing hospice care because of restrictive admission criteria on the part of some hospice care providers. Operating with an open access philosophy enables us to remove these barriers to hospice care access and to achieve important competitive advantages, including:

•	Strong relationships with our referral sources. We believe that our open access service philosophy helps us build strong relationships with our referral sources because we will accept all hospice-eligible adult patients they refer to us; and

•	Greater utilization of our services, resulting in lower direct care expenses. Patient care expenses are generally higher during the initial and latter days of care. In the initial days of care, expenses tend to be higher because of the initial purchases of pharmaceuticals, medical equipment and supplies and the administrative expenses of determining the patient’s hospice eligibility, registering the patient and organizing the plan of care. In the latter days of care, expenses tend to be higher because patients generally require more services, especially pharmaceuticals and nursing care, due to their deteriorating medical condition. Therefore, when we increase the number of days a patient stays in our care, we increase the number of lower cost days over which our expenses are spread. Our open access philosophy involves a commitment on the part of all our staff to encourage patients to use our services, and referral sources to refer patients, at the earliest stage of hospice eligibility. We believe this philosophy has contributed to our fiscal year ended September 30, 2005 average length of stay of approximately 113 days per patient, which we believe to be above the industry average.
      We Have an Experienced Management Team. We have assembled a management team at both the corporate and program level with the financial, regulatory and operating experience to grow our company. Our corporate executive officers, most of who have been with us since May 2003, have significant experience operating publicly traded healthcare companies and growing businesses both organically and through acquisitions.
Our Business Strategy
      We intend to enhance our position as a market leader in the hospice care industry by pursuing the following strategies:

Continue to Drive Same-Store Census Growth
      An important aspect of our growth strategy involves increasing patient census within our existing programs. Existing, or “same store”, programs are those that existed prior to the beginning of the fiscal year.

Since the end of 1998, following the completion of our last material acquisition, through September 30, 2005, we grew our “same-store” patient census by approximately 225%, from 1,579 to 5,130 patients. We intend to continue to increase our same-store growth by:

•	Continuing to provide superior quality of care. We have driven our same-store growth to date largely through “word of mouth” recommendations based on the quality of our care. Consistent with our mission, we will continue to focus our efforts on providing superior care to our patients and their families;

•	Building relationships that enhance our presence in local markets. We intend to increase our presence in local markets by fostering relationships with physicians, discharge planners, local faith-based and other community organizations and their leaders, and by providing educational workshops on hospice care and other end-of-life issues;

•	Focusing on our formal marketing initiatives. We continue to focus on our company-wide marketing program on expanding awareness and acceptance of hospice care and increasing our market share. As mentioned above, our same-store census has experienced substantial growth. We believe that a continued commitment to these initiatives will help us to continue growing; and

•	Building relationships with national and regional nursing homes, assisted living facilities and managed care organizations. By building relationships with nursing home chains, assisted living providers, and managed care organizations, we hope to develop steady referral sources, that have the ability to provide multiple referrals on an on-going basis.

Expand Through Strategic Acquisitions and New Program Development
      We intend to expand our services in existing and new markets. Factors we consider when examining expansion opportunities include the following:

•	hospice utilization and the number of eligible beneficiaries in the community who are not receiving hospice care;

•	proximity to our existing programs and our ability to leverage our local resources through regional density;

•	existing competition;

•	the potential profitability of the target hospice program;

•	the regulatory environment; and

•	the potential to mitigate the annual per beneficiary Medicare Cap (“Cap”) exposure (see “Effectively Manage our Medicare Cap Exposure” below).
      For an explanation of Medicare Cap, see “Program Limits on Hospice Care Payments” below under the caption “Government Regulation, Overview of Government Payments”.
      After we identify a market that fits our criteria for expansion, we may choose to develop or acquire a new hospice program or enter into a strategic alliance with an existing hospice program. If a potential new market is located within the geographical coverage area of an existing program’s Medicare provider certification, we may begin a “Leapfrog” program. Leapfrogs, or Alternate Delivery Sites (“ADS”), are newly developed sites that share a provider number of a host or parent site, providing a more accelerated and cost-effective development process and in some locations, helping mitigate Medicare Cap exposure. Because small, non-urban, not-for-profit hospice providers dominate the United States hospice care industry, and because demanding market conditions have made it more difficult for small providers to offer cost-effective quality care, we believe that there will be opportunities for us to acquire or enter into strategic alliances with existing programs. We believe that because of the quality of our care, our management capabilities and our dedication to open access, smaller hospice programs, including not-for-profit providers, may look favorably on combining their operations with ours.

      In markets where there are no suitable acquisition or strategic alliance opportunities, we may develop a new program. When we develop a new program, we first deploy a small staff and acquire necessary office space, and begin to develop referral sources and obtain contracts. We acquire appropriate licensure, admit a small number of patients and request a Medicare certification survey. Following Medicare certification, we employ recruiting, training, community education and marketing efforts to build census.
      In January 2005, we purchased the Prayer of Jabez Hospice for $0.3 million in cash. We anticipate this purchase will broaden several of our current markets and further develop culturally underserved markets.
      In addition, in August 2005, we acquired Lovelace Sandia Hospice in Albuquerque, New Mexico. The acquisition added 80 to 90 patients to our census, and included a five-year lease on the eleven-bed inpatient unit at the Albuquerque Regional Medical Center. We believe this will allow us to diversify and balance our patient mix and increase our market share in New Mexico.

Build Market Share
      We believe that our increased investments in our new programs will lead to improved future earnings growth, as each program’s average daily census grows to a profitable level during their approximate twelve-month breakeven period. During the fiscal year ending September 30, 2005, we delivered 13 new Leapfrog programs and made one small program acquisition and one in-patient unit acquisition.

	Number of Programs at This Census

Census	September 30, 2005	September 30, 2004

0 - 60	22	7
60 - 100	16	10
100 - 200	14	21
200+	6	7

Total Programs	58	45

      Hospice care usage by Medicare beneficiaries in non-urban areas has increased dramatically in recent years. A significant portion of our current business involves providing care in these areas. We plan to continue to focus on building market share in both the urban and the non-urban markets in which we currently operate and in new non-urban markets on the outskirts of major metropolitan areas. We find these markets particularly attractive because:

•	we tend to encounter less competition from larger healthcare institutions devoted to aggressive curative care;

•	we are able to develop a dominant market share by quickly building relationships and brand identity with local referral sources; and

•	we can begin to develop a regional market presence to better service similarly located multi-program referral sources, such as hospital, nursing home and assisted living companies.

Become the Employer of Choice in the Hospice Care Industry
      We are committed to maintaining a superior work environment consisting of competitive compensation, proper staffing, useful management tools and extensive internal training. All of our full-time employees participate in a performance-based cash bonus program that rewards them based on a combination of factors including quality of care, compliance, profitability and census growth. We analyze current data from each of our programs in order to adjust staffing levels in response to or in anticipation of fluctuations in patient census so that we can minimize staff turnover. We are also in the process of developing technology tools designed to reduce administrative paperwork and enable our clinical staff to focus on patient care. Our turnover rate for full-time employees with at least one year of service has steadily decreased from approximately 41.0% for the year ended December 31, 1999 to approximately 32.7% for the year ended September 30, 2005. We calculate our turnover rates for any period on a monthly basis by dividing the number of full-time employees with at least one year of service whose employment terminated during the month by the average number of full-time employees employed during such month.

Effectively Manage Our Medicare Cap Exposure
      In recent years, the annual per-beneficiary Medicare Cap on reimbursement has negatively impacted our revenues and operating results. We are committed to reducing and making more predictable our exposure to Medicare Cap liabilities by:

•	focusing on patient mix at Medicare Cap affected programs by focused marketing to specific referral sources, such as hospitals, that are more likely to refer patients with shorter lengths of stay;

•	managing patient verification and recertification processes;

•	expanding our service delivery capacity by expanding service areas through establishment of new programs to increase first time admits; and

•	exploring possible ways to enhance the forecasting to ascertain future admission and discharge trends by patient mix categories and the pro-ration of beneficiary service days between providers.
Our Services
      We provide a full range of hospice services, from pain and symptom control to emotional and spiritual support, tailored to the individual needs of our patients and their families. Each patient who enrolls in one of our programs is assigned an interdisciplinary care team consisting of, depending on the patient’s needs, a physician, a nurse, a home health aide, a social worker, occupational, physical and speech pathology therapists, a spiritual counselor, a dietary counselor, a volunteer, a homemaker services and a bereavement coordinator. Below is a list of the key services that may be provided based on the patient’s plan of care:

•	pain and symptom management;

•	emotional and spiritual support;

•	nursing;

•	personal care by home health aides;

•	social services counseling;

•	spiritual counseling;

•	physician services;

•	bereavement counseling for up to 13 months after the patient’s death;

•	dietary counseling;

•	homemaker services;

•	medical equipment and supplies;

•	medications;

•	special palliative modalities such as radiation therapy, chemotherapy and infusion therapy;

•	inpatient and respite care;

•	physical, occupational and speech therapy;

•	diagnostic testing.
      Hospice services are provided predominately in the patient’s home or other residence of choice, such as a nursing home or assisted living facility, or in a hospital or inpatient unit. Inpatient services are provided by VistaCare at its inpatient units and through leased beds at unrelated hospitals and skilled nursing facilities on a per diem basis. VistaCare provides services in Alabama, Arizona, Colorado, Georgia, Indiana, Massachusetts, New Mexico, Nevada, Ohio, Oklahoma, Pennsylvania, South Carolina, Texas and Utah.
Marketing and Referral Relationships
      The primary focus of our marketing activities is on increasing patient referrals from existing referral sources and establishing new referral sources. Our referral sources include:

•	hospitals;

•	physicians;

•	nursing homes;

•	assisted living facilities;

•	managed care companies;

•	community social service organizations;

•	religious organizations;

•	patients and families;

•	home health care organizations.
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
      Each of our hospice care programs has a marketing team led by the program’s executive director who is assisted by at least one director of professional relations. A program typically employs between three and five professional relations representatives. At September 30, 2005, we employed 145 professional relations representatives company-wide. Consistent with our belief that marketing is a team effort, each program’s marketing team is supported by other program employees, including admissions coordinators, patient care managers, medical directors, chaplains, social workers, counselors and nurses. Each professional relations representative seeks to develop patient referral sources located in the representative’s territory by regularly calling on those referral sources and educating them regarding our services and hospice care generally. Our professional relations representatives provide feedback to those sources regarding the status of referred patients as appropriate. Our marketing efforts also include educational seminars for physicians and hospital personnel and community-based events.
Information Technology
      We believe that high levels of automation and technology are essential to maintain our competitive position, and we continue to invest responsibly and cost-effectively in computer hardware, software applications and networks to enhance our financial, operational, clinical, and compliance performance. In an effort to ensure we are using the appropriate technology for our industry, we will continue to compare our proprietary applications against all commercially available applications, which will include an Electronic Medical Record system. As a testament to our use of the best technology, we currently run the number one commercially available financial and human resources application. We continue to develop and maintain key external relationships to guarantee success. In the past year we have developed several enhancements to our information delivery systems, such as:

•	the development of a Dashboard application for measuring and monitoring our quality, leadership, financial, and growth performance;

•	the enhancement of our reporting capabilities in an effort to provide superior information for decision-making; and

•	the development of communication portals that are decision-based.
      Through these measures, we will continue to exceed the needs of our patients and employees by utilizing technology and being responsible stewards of our human and financial resources.
Compliance
      We have a strong commitment to operating our business in a manner that adheres to all regulatory requirements, internal company policies and procedures and our corporate philosophy. We have adopted a proactive approach to compliance that includes:

•	developing information systems that allow us to continuously monitor our performance in key areas;

•	performing internal compliance audits;

•	enhancing a continuous quality improvement process designed to ensure regulatory compliance and improve patient care;

•	implementing a field-based, clinical education and training team; and

•	developing a priority index that enables us to shift compliance resources to those hospice programs more likely to experience compliance-related issues before they arise.
Education and Training
      We have devoted substantial time and resources to the development of a comprehensive education and training program. We continue to utilize company specific multimedia health care content previously contracted from a national provider of healthcare educational resources and are beginning to leverage in-house developed learning solutions which focus on our established best practices. We believe these resources will help us deliver consistently high quality service and increase employee confidence, satisfaction and retention, while increasing the cost effectiveness of our training efforts.
Competition
      Hospice care in the United States is competitive. The hospice care industry is highly fragmented and we compete with a large number of organizations, some of which may have significantly greater financial and marketing resources than we have and we compete with not-for-profit hospice programs that have strong ties to local medical communities. Based on industry data published by the NHPCO, approximately 63% of existing hospice programs in 2004 were not-for-profit hospice programs. For-profit programs comprised approximately 31% of existing hospice programs in 2004, up from approximately 25% in 2001. We also compete with other multi-program hospice companies including Odyssey Healthcare Inc., SouthernCare Hospice, Inc. and Chemed Corporations subsidiary Vitas Healthcare Corporation.
      In addition, we compete with a number of hospitals, nursing homes, home health agencies and other health care providers that offer home care to patients who are terminally ill, or market palliative care and “hospice-like” programs. In addition, various health care companies have diversified into the hospice market, including Beverly Enterprises, Inc. and Manor Care, Inc.
      As demonstrated by the growth of hospice programs from 3,300 in 2003, to 3,650 in 2004, relatively few barriers to entry exist in the markets we serve. Accordingly, other companies that are not currently providing hospice care may enter these markets and expand the variety of services they offer.
Insurance
      We are covered by a general liability insurance policy on an occurrence basis with limits of $1.0 million per occurrence and $3.0 million in the aggregate. We are also covered by a healthcare professional liability insurance policy on a claims-made basis with limits of $1.0 million for each medical incident and $3.0 million in the aggregate. We maintain workers compensation coverage at the statutory limits and an employer’s liability policy with a $1 million limit, both with a $250,000 deductible per occurrence. We also maintain a policy insuring hired and non-owned automobiles with a $1.0 million limit of liability and a $1.0 million deductible. In addition, we maintain umbrella coverage with a limit of $10.0 million excess over the general, professional, hired and non-owned automobile and employer’s liability policies. We have not experienced any uninsured health care negligence losses.
      We had retrospective workers compensation insurance policies for the policy period beginning March 31, 2002 and 2003 and as of September 30, 2005 we have recorded a $0.1 million reserve for future losses associated with these periods. For the policy period beginning March 31, 2004 and 2005 VistaCare has a high deductible plan that required VistaCare to fund $2.4 million and $1.7 million, to a depleting cash fund during 2004 and 2005, respectively. As of September 30, 2005 VistaCare has recorded a long-term asset associated with the depleting cash fund balance of $1.0 million and $0.8 million related to the 2004 and 2005 policy periods, respectively. In addition VistaCare has recorded approximately $0.7 million and $0.7 million in prepaid expenses and a $0.7 million and $0.7 million accrual for future losses associated with both the 2004 and 2005 policy years, respectively.
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
      We also must comply with regulations and conditions of participation to be eligible to receive payments from various federal and state government-sponsored healthcare programs, such as Medicare and Medicaid. Medicare is a federally funded and administered health insurance program, primarily for individuals entitled to Social Security benefits who are 65 years of age or older or who are disabled. Medicaid is a medical assistance program, jointly funded by the states and the federal government that provides certain medical and psychiatric care services to qualifying low-income persons. States are not required to provide Medicaid coverage for hospice services, but 45 states and the District of Columbia currently do so. All fourteen states in which we currently provide services offer coverage for Medicare hospice services. Those states in which we operate that do provide a Medicaid benefit may limit the days for which hospice service will be covered, establish pre-authorization processes that can deny or delay access to hospice care, or establish Medicaid managed care programs that include only limited forms of hospice care coverage.
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

      On October 17, 2005, we were notified by the Centers for Medicare and Medicaid Services that as a result of surveys conducted by the Indiana State Department of Health, the Medicare provider agreement for our Indianapolis hospice program was being terminated effective October 15, 2005. The determination also impacted our Terre Haute program because the two share the same Medicare provider number. Since a hospice provider must be certified in the Medicare program to participate in the Indiana Medicaid program, on October 20, 2005 we were similarly notified that our Indianapolis and Terre Haute programs were terminated as Medicaid providers effective October 15, 2005. We have filed appeals, but the decisions limit reimbursement for services provided to patients being served on the effective date of termination to up to 30 days following the effective date and no reimbursement will be made for any services to patients admitted into the effected programs after the date of termination. We have taken steps to allow the patients and families of the effected programs to remain under our care. Some patients transferred to another of our Indiana programs, some patients transferred to competitor programs, and we have continued to serve some patients at the Indianapolis and Terre Haute programs without reimbursement. We have also taken steps to separate Terre Haute from Indianapolis, have applied for a separate provider number for Terre Haute and also have applied to relocate our Bloomington, IN program to Indianapolis. Upon successful completion of state surveys and certification by CMS, we will again commence receiving reimbursement for Medicare and Medicaid services for our existing patients.
      The Medicare conditions of participation for hospice programs include the following:

•	Governing Body. Each hospice must have a governing body that assumes full responsibility for the policies and the overall operation of the hospice and for ensuring that all services are provided in a manner consistent with accepted standards of practice. The governing body must designate one individual who is responsible for the day-to-day administrative operations of the hospice;

•	Direct Provision of Core Services. Medicare limits those services for which the hospice may use individual independent contractors or contract agencies to provide care to patients. Specifically, substantially all nursing, social work, and counseling services must be provided directly by hospice employees meeting specific educational and professional standards. During periods of peak patient loads or under extraordinary circumstances, the hospice may be permitted to use contract workers, but the hospice must agree in writing to maintain professional, financial and administrative responsibility for the services provided by those individuals or entities;

•	Medical Director. Each hospice must have a medical director who is a physician and who assumes responsibility for overseeing the medical component of the hospice’s patient care program;

•	Professional Management of Non-Core Services. A hospice may arrange to have non-core services such as therapy services, home health aide services, medical supplies or drugs provided by a non-employee or outside entity. If the hospice elects to use an independent contractor to provide non-core services, however, the hospice must retain professional management responsibility for the arranged services and ensure that the services are furnished in a safe and effective manner by qualified personnel, and in accordance with the patient’s plan of care;

•	Plan of Care. The patient’s attending physician, the medical director or designated hospice physician, and the interdisciplinary team must establish an individualized written plan of care prior to providing care to any hospice patient. The plan must assess the patient’s needs and identify services to be provided to meet those needs and must be reviewed and updated at specified intervals;

•	Continuation of Care. A hospice may not discontinue or reduce care provided to a Medicare beneficiary if the individual becomes unable to pay for that care;

•	Informed Consent. The hospice must obtain the informed consent of the hospice patient, or the patient’s representative that specifies the type of care services that may be provided as hospice care;

•	Training. A hospice must provide ongoing training for its employees;

•	Quality Assurance. A hospice must conduct ongoing and comprehensive self-assessments of the quality and appropriateness of care it provides and that its contractors provide under arrangements to hospice patients;

•	Interdisciplinary Team. A hospice must designate an interdisciplinary team to provide or supervise hospice care services. The interdisciplinary team develops and updates plans of care, and establishes policies governing the day-to-day provision of hospice services. The team must include at least a physician, registered nurse, social worker and spiritual or other counselor. A registered nurse must be designated to coordinate the plan of care;

•	Volunteers. Hospice programs are required to recruit and train volunteers to provide patient care services or administrative services. Volunteer services must be provided in an amount equal to at least five percent of the total patient care hours provided by all paid hospice employees and contract staff;

•	Licensure. Each hospice and all hospice personnel must be licensed, certified or registered in accordance with applicable federal, state and local laws and regulations; and

•	Central Clinical Records. Hospice programs must maintain clinical records for each hospice patient and the records must be organized in such a way that they may be easily retrieved. The clinical records must be complete and accurate and protected against loss, destruction, and unauthorized use.
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

Surveys and Audits
      Hospice programs are subject to periodic survey by federal and state governmental authorities to ensure compliance with various licensing and certification requirements. Regulators conduct periodic surveys of hospice programs and provide reports containing statements of deficiencies for alleged failure to comply with various regulatory requirements. Survey reports and statements of deficiencies are common in the healthcare industry. In most cases, the hospice program and reviewing agency will agree upon the steps to be taken to bring the hospice into compliance with applicable regulatory requirements. In some cases, however, a state or federal agency may take a number of adverse actions against a hospice provider, including:

•	the imposition of fines;

•	temporary suspension of admission of new patients to the hospice’s service;

•	de-certification from participation in the Medicare or Medicaid programs; or

•	revocation of the hospice’s license.
      Under the various applicable regulations, if the reviewing agency takes adverse action against a hospice provider, the provider has the opportunity to appeal the agency decision. The hospice provider is generally required to exhaust its administrative remedies before being able to challenge the adverse action in court. While the appeal is being pursued, the hospice provider typically is not reimbursed for services to patients.
      Billing Audits/ Claims Reviews. Medicare fiscal intermediaries and other payors periodically conduct pre-payment or post-payment medical reviews or other audits of our claims. In order to conduct these reviews, the payor requests documentation from us and then reviews that documentation to determine compliance with applicable rules and regulations, including the eligibility of patients to receive hospice benefits, the appropriateness of the care provided to those patients, and the documentation of that care. Historically, we have had a certain number of claims denied as a result in these reviews.
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
      Limitations on For-Profit Ownership. A few states have laws that restrict the development and expansion of for-profit hospice programs. For example, Florida does not permit the operation of a hospice by a for-profit corporation unless it was operated in that capacity on or before July 1, 1978, although the law might permit us to purchase a grandfathered for-profit hospice and continue to operate it. New York law states that a hospice cannot be owned by a corporation that has another corporation as a stockholder. These types of state law restrictions could affect our ability to expand into New York or Florida, or other locations with similar restrictions.
      Limits on the Acquisition or Conversion of Non-Profit Health Care Corporations. An increasing number of states require government review, public hearings, and/or government approval of transactions in which a for-profit entity proposes to purchase or otherwise assume the operations of a non-profit healthcare facility or insurer. Heightened scrutiny of these transactions may significantly increase the expenses associated with future acquisitions of non-profit hospice programs in some states, otherwise increase the difficulty in completing those acquisitions, or prevent them entirely. We cannot assure you that we will not encounter regulatory or governmental obstacles in connection with our acquisition of non-profit hospice programs in the future.
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

Overview of Government Payments — General
      Payments from Medicare and Medicaid are subject to legislative and regulatory changes as well as susceptible to budgetary pressures. Our revenues and profitability are therefore subject to the effect of those changes and to possible reductions in coverage or payment rates by private third-party payors. For the year ended September 30, 2005 and for the nine-month transitional period ended September 30, 2004, approximately 97%, respectively, of our net patient revenues was attributable to Medicare and Medicaid payments. As a result, any changes in the regulatory, payment or enforcement landscape may significantly affect our operations.

Overview of Government Payments — Medicare
      Medicare Eligibility Criteria. To receive Medicare payment for hospice services, the hospice medical director and, if the patient has one, the patient’s attending physician, must certify that the patient has a life expectancy of six months or less if the illness runs its normal course. This determination is made based on the physician’s clinical judgment. Due to the uncertainty of such prognoses, however, it is likely that some percentage of our patients will not pass away within six months of entering the hospice program. The Medicare program (among other third-party payors) recognizes that terminal illnesses often do not follow an entirely predictable course, and therefore, the hospice benefit remains available to beneficiaries as long as the hospice physician or the patient’s attending physician continues to certify that the patient’s life expectancy remains six months or less. Specifically, the Medicare hospice benefit provides for two initial 90-day benefit periods followed by an unlimited number of 60-day periods. A Medicare beneficiary may revoke his or her election of the Medicare hospice benefit at any time and resume receiving regular Medicare benefits. The patient may elect the hospice benefit again at a later date so long as he or she remains eligible.

      Levels of Care. Medicare pays for hospice services on a prospective payment system basis under which we receive an established payment for each day that we provide hospice services to a Medicare beneficiary, depending upon the level of service provided. These rates are then subject to annual adjustments for inflation and may also be adjusted based upon the location where the services are provided due to variability in labor expenses — the greatest single expense for hospice programs. The rate we receive will vary depending on which of the following four levels of care is being provided to the beneficiary:

•	Routine Home Care. We are paid the routine home care rate for each day that a patient is in our program and is not receiving one of the other levels of care or when a patient is receiving hospital care for a condition that is not related to his or her terminal illness. We are paid the same daily rate regardless of the volume or intensity of the services provided to the patient and his or her family;

•	General Inpatient Care. General inpatient care is provided when a patient requires inpatient services for a short period for pain control or symptom management that typically cannot be provided in other settings. General inpatient care services must be provided in a contracted Medicare or Medicaid certified hospital or long-term care facility or at a freestanding inpatient hospice unit with the required registered nurse staffing;

•	Continuous Home Care. Continuous home care is provided only during periods of crisis when a hospice patient requires predominantly nursing care to achieve palliation or management of acute medical problems in the patient’s residence. Medicare requires that at least eight hours of services be provided (licensed nursing care must be provided for at least half of the time) within a single day in order to qualify for reimbursement under the continuous home care provisions. While the Medicare published continuous home care rates are daily rates, Medicare actually pays for continuous home care services on an hourly basis. This hourly rate can be obtained by dividing the daily rate by 24; and

•	Respite Care. Respite care permits a hospice patient to receive services on an inpatient basis for a short period of time in order to relieve the patient’s family or other caregivers from the demands of caring for the patient. We can receive payment for respite care provided to a patient for up to five consecutive days at a time on an occasional basis. Any additional consecutive days of respite care will be reimbursed at the routine home care rate.
      Program Limits on Hospice Care Payments. Medicare payments for hospice services are subject to two additional limits or “Caps,” both of which are assessed on a provider-wide basis. Within our business we have 37 separate provider numbers for Medicare Cap purposes, each of which include one or more of our 58 programs.
      The first of these two Caps applies only to Medicare inpatient services. Specifically, if the number of inpatient care days of any hospice program provided to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provides to all patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine home care rate. None of VistaCare’s hospice programs exceeded the payment limits on inpatient services in the year ended September 30, 2005, nine-month transitional period ended September 30, 2004 and year ended December 31, 2003.
      The second Cap is a limit on the total amount of Medicare payments that will be made to each of our programs operating under distinct provider numbers. This Medicare Cap amount is the aggregate limitation on reimbursement per beneficiary, and is revised annually to account for inflation. The Medicare Cap year for establishing the total amount paid to a provider begins on November 1 of each year and ends on October 31 of the following year. The Medicare Cap amount for any given year is usually announced by CMS during the month of August of that Medicare Cap year. As a result, a provider must estimate the Medicare Cap amount for approximately nine or ten months during the current Medicare Cap year based upon the prior year’s Medicare Cap amount and an anticipated inflation factor. For the Medicare year ended October 31, 2005, the Medicare Cap was $19,777.51 per beneficiary. Medicare and Medicaid currently provide for an annual adjustment of the various hospice payment rates based on the increase or decrease of the Medical Care Services category as published by the Consumer Price Index. These hospice rate increases have historically been less than actual inflation. Compliance with the Medicare Cap is not determined on the basis of an individual beneficiary’s experience, but is measured by calculating the total Medicare payments received under a given provider number with respect to services provided to all Medicare hospice care beneficiaries served within the provider number between each November 1 and October 31 of the following year (the “Medicare Cap year”). The result is then compared with the product of the Medicare Cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice provider during the relevant period (September 28 of each year and September 27 of the following year). There are further negative adjustments for the Medicare Cap calculation to the extent any of our first time beneficiaries are later admitted for hospice care to another provider and, there are also positive adjustments for beneficiaries with a previous hospice election who are admitted to one of our hospice providers. Those adjustments are pro-rated based on days of services. If actual Medicare reimbursements to the provider exceed that amount, Medicare requires that we repay the difference to Medicare.
      For the Medicare Cap year ended October 31, 2005, CMS announced on August 26, 2005 the Medicare Cap was $19,777.51 per beneficiary. This Medicare Cap amount for 2005 was lower than the Company had estimated prior to the CMS announcement in August 2005. VistaCare, as did other hospice providers, had done their financial accounting during 2005 based upon the published 2004 Medicare Cap amount being increased by an estimated inflation factor. As is described below, the 2005 rate was considerably less than what providers had expected, due to CMS indicating the published 2004 Medicare amount was incorrect. As a result VistaCare and other hospice providers announced in August that there would be additional charges recorded in 2005 for the adverse impact of the lower than expected 2005 Medicare Cap amount.
      In the same above referenced August 26, 2005 CMS transmittal, CMS announced “CMS has determined that the hospice Medicare Cap amount of the Medicare Cap year ending October 31, 2004, was incorrectly computed. That transmittal indicated that “additional instructions” regarding this will be published in a separate transmittal.” As of December 8, 2005, CMS had not published a corrected amount or provided any additional instructions. Management has determined that CMS’ error in computing the rate was due to CMS using a different medical inflation index in 2003 and 2004 to compute the Medicare Cap amount, than was used in prior years. Therefore, both the 2004 Medicare Cap amount and the 2003 Medicare Cap amount previously published by CMS may have the potential of being retroactively corrected.
      We actively monitor each of our programs, by provider number, as to their program specific admission, discharge rate and average length of stay data in an attempt to determine whether they have the potential to exceed the annual Medicare Cap. When we determine that a provider number has the potential to exceed the annual Medicare Cap based upon trends, we attempt to institute corrective action, such as a change in patient mix or increase in patient admissions. However, to the extent we believe our corrective action will not avoid a Medicare Cap charge, we estimate the amount that we could be required to repay Medicare following the end of the Medicare Cap year, and accrue that amount, in proportion to the number of months that have elapsed in the Medicare Cap year, as a reduction to net patient revenue. Our estimate is based on a projection model that forecasts the annual amount we could be required to repay Medicare based upon the program’s actual historical program specific admission, discharge rate and average length of stay data.
      Key projection model assumptions include:

•	CMS will calculate the hospice Medicare Cap amount in a manner consistent with prior years;

•	our fiscal intermediary will calculate our Medicare Cap liability in a manner consistent with prior years; and

•	our Medicare Cap expense is incurred ratably throughout the Medicare fiscal year and therefore our estimate of such expense should be recorded ratably over the corresponding periods of our fiscal year.
      The Company believes that there are no realistic alternative assumptions upon which to estimate Medicare Cap expense.
      Throughout the year, we review our operating experience and adjust our estimates of potential Medicare Cap liability from the projection model.

      The accuracy of our estimates is affected by many factors, including:

•	the actual number of Medicare beneficiary patient admissions and discharges and the dates of occurrence of each;

•	the average length of stay within each provider number, with those averaging over 180 days most likely to generate Medicare Cap exposure;

•	fluctuations in weekly enrollment and/or discharges;

•	our success in implementing corrective measures;

•	possible enrollment of beneficiaries in our providers who, without our knowledge, may have previously elected Medicare hospice coverage through another hospice provider and whose Medicare Cap amount is prorated for the days of service for the previous hospice admission;

•	the possible enrollment of beneficiaries with another hospice provider who had been on previous hospice service with one of our own hospice providers and whose Medicare Cap amount is prorated between the providers for the days of service for the subsequent hospice admission;

•	fiscal intermediary disallowances of certain beneficiaries and changes in calculation methodology;

•	uncertainty surrounding length of patient stay in various patient groups, particularly with respect to non-oncology patients; and

•	the fact that we are not advised of the Medicare Cap per beneficiary reimbursement amount that will be used by Medicare to calculate our Medicare Cap exposure until the end of the Medicare Cap year, requiring us to use an estimate of that amount throughout the year.
      Between 2002 and 2004, eight of our hospice providers exceeded the Medicare Cap amount. As a result, we were required to repay a portion of payments previously received from Medicare. We actively monitor the Medicare Cap amount at each of our programs and implement corrective measures as necessary. We maintain what we believe are adequate reserves in the event that we exceed the Medicare Cap in the future. We cannot assure you that one or more of our hospice programs will not exceed the Medicare Cap amount in the future.
      Medicare Managed Care Programs. The Medicare program has entered into contracts with managed care companies to provide a managed care benefit to those Medicare beneficiaries who wish to participate in managed care programs, commonly referred to as Medicare HMOs, Medicare + Choice or Medicare Advantage Plans risk products. We provide hospice care to Medicare beneficiaries who participate in these managed care programs. Our payments for services provided to Medicare beneficiaries enrolled in Medicare HMO programs are processed in the same way and at the same rates as those of Medicare beneficiaries who are not in Medicare HMOs. Under current Medicare policy, Medicare pays the hospice directly for services provided to Medicare HMO, Medicare + Choice or risk product patients and then reduces the standard per member per month payment that the managed care program receives.
      Adjustments to Payment Rates and Payment Methodology. In the last several years there have been a number of adjustments to the base rates paid by Medicare for all four levels of hospice services. Specifically, the Balanced Budget Act of 1997 (“BBA of 1997”), Balanced Budget Refinement Act of 1999 (“BBRA of 1999”), and Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA 2000”), have all modified hospice payment rates in recent fiscal years. The Medicare fiscal year begins on October 1 of each year and runs through September 30 of the following year. Most recently, the base Medicare payment rates were increased an additional 3.7%, effective October 1, 2005, and 3.3% effective October 1, 2004.
      It is possible that there will be further modifications to the rate structure under which Medicare certified hospice programs are currently paid. In a May 2002 report to Congress, MedPAC recommended that the Secretary for the Department of Health and Human Services review the adequacy of hospice payment rates to ensure that the rates are adequate given the realities of the expenses associated with providing hospice services in today’s market, and further recommended that the Secretary consider the possibility of moving to a case-

mix adjusted payment system or create a separate payment mechanism to deal with more costly outlier patients who present with unusually complex cases or cases requiring significantly more intensive services than most hospice patients.
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

Overview of Government Payments — Medicaid
      Medicaid Coverage and Reimbursement. State Medicaid programs are another source of our net patient revenues. Medicaid is a state-administered program financed by state funds and matching federal funds to provide medical assistance to the indigent and certain other eligible persons. For those states that elect to provide a hospice benefit, the care must be provided by a Medicare-certified hospice, and the scope of hospice services available must include at least all of the services provided under the Medicare hospice benefit. Most of the states providing a Medicaid hospice benefit pay us at rates equal to or greater than the rates provided under Medicare and those rates are calculated using the same methodology as Medicare. States maintain flexibility to establish their own hospice election procedures and to limit the number and duration of benefit periods for which they will pay for hospice services.
      Nursing Home Residents. For patients receiving nursing home care under state Medicaid programs in states other than Arizona, Oklahoma and Pennsylvania, who elect hospice care under Medicare or Medicaid, we contract with nursing homes for the nursing homes’ provision to patients of room and board services. In those states, the applicable Medicaid program must pay us, in addition to the applicable Medicare or Medicaid hospice daily or hourly rate, an amount equal to no more than 95% of the Medicaid daily nursing home rate for room and board services furnished to the patient by the nursing home. Under our standard nursing home contracts, we pay the nursing home for these room and board services at predetermined contract rates, between 95% and 100% of the full Medicaid per diem nursing home rate. In Arizona, Oklahoma and Pennsylvania, the Medicaid program pays the nursing home directly for these expenses or has created a Medicaid managed care program that either reduces or eliminates this room and board payment. Effective July 1, 2005, South Carolina switched from paying the nursing home directly to paying us the daily nursing home rate for room and board services.

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
      Statutory and regulatory safe harbors protect various practices and relationships, such as bona fide employment relationships, contracts for the rental of space or equipment, personal service arrangements, and management contracts, from enforcement action when certain conditions are met. The safe harbor regulations, however, do not comprehensively describe all lawful relationships between healthcare providers and referral sources, and the failure of an arrangement to satisfy all of the requirements of a particular safe harbor does not mean that the arrangement is unlawful. Many states, including some states where we do business, have adopted similar prohibitions against payments that are intended to induce referrals of patients, regardless of the source of payment. Some of these state laws lack explicit “safe harbors” that may be available under federal law. Sanctions under these state anti-remuneration laws may include civil money penalties, license suspension or revocation, exclusion from Medicare or Medicaid, and criminal fines or imprisonment. Little precedent exists regarding the interpretation or enforcement of those statutes.
      We contract with a significant number of healthcare providers, practitioners and vendors such as physicians, hospitals, nursing homes, and pharmacies, and arrange for these individuals or entities to provide services to our patients. Some of these individuals or entities may refer, or be in a position to refer, patients to us, and we may refer, or be in a position to refer, patients to these individuals or entities. We believe that our contracts and arrangements with providers, practitioners and suppliers are not in violation of applicable anti-kickback or related laws. We cannot assure you, however, that these laws will ultimately be interpreted in a manner consistent with our practices.
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
      OIG Fraud Alerts, Advisory Opinions and Other Program Guidance. Congress established the OIG (Office of Inspector General) to, among other things, identify and eliminate fraud, abuse and waste in HHS programs. To identify and resolve such problems, the OIG conducts audits, investigations and inspections across the country and issues public pronouncements identifying practices that may be subject to heightened scrutiny. On occasion, the OIG has issued audit reports, fraud alerts, and advisory opinions regarding hospice practices, which might be susceptible to fraud or abuse. The OIG also issued a voluntary Compliance Program Guidance for Hospices in September 1999. We cannot predict what, if any changes may be implemented in coverage, reimbursement, or enforcement policies as a result of these OIG reviews and recommendations.
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
      State False Claims Laws. At least 10 states and the District of Columbia, including Massachusetts, Nevada and Texas, where we currently do business, have adopted state false claims laws that mirror to some degree the federal false claims laws. While these statutes vary in scope and effect, the penalties for violating these false claims laws include administrative, civil and/or criminal fines and penalties, imprisonment, and the imposition of multiple damages.

      The Stark Law and State Physician Self-Referral Laws. Section 1877 of the Social Security Act, commonly known as the “Stark Law,” prohibits physicians from referring Medicare or Medicaid patients for “designated health services” to entities in which they hold an ownership or investment interest or with whom they have a compensation arrangement, subject to a number of statutory or regulatory exceptions. Penalties for violating the Stark Law are severe, and include:

•	denial of payment;

•	civil monetary penalties of $15,000 per referral or $1,000,000 for “circumvention schemes”;

•	assessments equal to 200.0% of the dollar value of each such service provided; and

•	exclusion from the Medicare and Medicaid programs.
      Hospice care itself is not specifically listed as a designated health service; however, a number of the services that we provide including physical therapy, pharmacy services and certain infusion therapies are among the services identified as designated health services for purposes of the self-referral laws. We cannot assure you that future regulatory changes will not result in hospice services becoming subject to the Stark Law’s ownership, investment or compensation prohibitions.
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
      Prohibition on Employing or Contracting with Excluded Providers. Federal regulations prohibit Medicare providers, including hospice programs, from submitting claims for items or services or their related expenses if an individual or entity that has been excluded or debarred from participation in federal health care programs furnished those items or services. The OIG and the GSA (General Services Administration) maintain lists of excluded persons and entities. Nonetheless, it is possible that we might unknowingly bill for services provided by an excluded person or entity with whom we contract. The penalty for contracting with an excluded provider may range from civil monetary penalties of $50,000 and damages of up to three times the amount of payment that was inappropriately received.
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
      Health Information Practices. Portions of HIPAA were enacted to develop national standards for the electronic exchange of health information. To accomplish this, the U.S. Department of Health & Human

Services (“DHHS”) was directed to develop rules for standardizing electronic transmission of health care information and to protect its security and privacy. The privacy and security rules now apply to health information, regardless of the form in which it is maintained (e.g., electronic, paper, oral). Under these rules, health care providers, health plans and clearinghouses are now required to (a) conduct specific transactions using uniform code sets, (b) comply with a variety of requirements concerning their use and disclosure of individuals’ protected health information(c) establish detailed internal procedures to protect health information and (d) enter into business associate contracts with individuals or companies who use or disclose health information on their behalf. HIPAA’s requirements with regard to privacy and confidentiality became effective in April 2003, HIPAA requirements standardizing electronic transactions between health plans, providers and clearinghouses became effective in October 2003. We were in full compliance with these regulations by the April 21, 2005 deadline. Compliance with these rules has required costly changes and we expect to incur additional expenses in the future for continued compliance with these regulations. Sanctions for failing to comply with the HIPAA privacy rules could include civil monetary penalties of $100 per incident, up to a maximum of $25,000 per person, per year, per standard. The final rule also provides for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses, and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm.
Our Employees
      As of September 30, 2005, we had 2,244 full time employees and 445 part-time employees. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

Item 1A.	Risk Factors
      Investing in our common stock involves a degree of risk. You should carefully consider the material risk factors listed below and all other information contained in this Report before investing in our common stock. You should also keep these risk factors in mind when you read the forward-looking statements. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us.
      If any of the following risks occur, our business, our quarterly and annual operating results or our financial condition could be materially and adversely affected. In that case, the market price of our common stock could decline or become substantially volatile, and you could lose some or all of your investment.

Item 1B.	Unresolved Staff Comments
      None
Forward-Looking Statements
      This quarterly report on Form 10-K contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “expectations,” “forecast,” “goal,” “hope” and similar variations of such words or similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We have included important factors in the cautionary statements below under the heading “Factors That May Affect Future Results” that we believe could cause our actual results to differ materially from the forward-looking statements we make. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 2.	Properties
      Our principal executive office is located in a 49,700 square foot leased facility located in Scottsdale, Arizona. The lease for this facility expires in 2010 and does not have an option to extend for additional years.
      As of September 30, 2005, we operated 58 hospice care programs and two inpatient units, serving patients in 14 states from leased program offices. We believe that our properties are adequate for our current business needs. In addition, we believe that additional or alternative space will be available as needed in the future on commercially reasonable terms. With the exception of our principal executive office lease, we have no material operating leases.

Item 3.	Legal Proceedings
      Between August and September 2004, approximately five complaints were filed individually and on behalf of all others similarly situated in the United States District Court for the District of Arizona against the Company and two of our officers alleging violations of the federal securities laws arising out of declines in the Company’s stock price in 2004. Specifically, the complaints alleged claims in connection with various statements and purported omissions to the public and to the securities markets relating to the Company’s August 2004 announcement of our decision to accrue an increased amount for the quarter ended June 30, 2004 for potential liability due to the Medicare Cap on reimbursement for hospice services. The five lawsuits were consolidated in April 2005. The consolidated case is in the early stages of discovery. The Company intends to vigorously defend the lawsuit. No assurances can be made that the Company will be successful in defense of such claims. If the Company is not successful in defense of such claims, we could be forced to make significant payments to the class of stockholders set forth in the consolidated complaint and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier. Even if such claims are not successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business, results of operations and financial position.
      Between August and September 2004, two shareholders filed separate derivative lawsuits purportedly on behalf of the Company against several present and former officers and members of the Board of Directors of the Company in the United States District Court for the District of Arizona. The two derivative complaints, which have been consolidated, allege breaches of fiduciary duties, abuse of control, mismanagement, waste of corporate assets and unjust enrichment, as a result of the same activities alleged in the lawsuits discussed above. The derivative complaint seeks attorney fees and the payment of damages to the Company. As of the date of this report, the defendants filed a motion to dismiss and no discovery has occurred.
      We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving all of the matters discussed in this Item 3, individually or in aggregate, will not have a material adverse impact on our financial position or our results of operations, the litigation and other claims that we face are subject to inherent uncertainties and management’s view of these matters may change in the future. Should an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position and on the results of operations for the period in which the effect becomes reasonably estimable.

Item 4.	Submission of Matters to a Vote of Security Holders
      During the fourth quarter of 2005, there were no matters submitted to a vote of security holders.
EXECUTIVE OFFICERS OF THE REGISTRANT
      Set forth below is information concerning our executive officers and including their ages as of September 30, 2005.

Name	Age	Position

Richard R. Slager	51	Chairman of the Board of Directors, President and Chief Executive Officer
David W. Elliot, Jr.	45	Board of Directors, President and Chief Operating Officer
Stephen Lewis	59	Senior Vice President and General Counsel
Ronald F. Watson	57	Executive Vice President of Corporate Development
Roseanne Berry, R.N.	49	Chief Compliance Officer
John C. Crisci	46	Vice President of People
Jon A. Steging	56	Interim Chief Financial Officer, Chief Accounting Officer and Controller
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
      David W. Elliot, Jr. has served as our President and Chief Operating Officer since January of 2005. Mr. Elliot has full responsibility for a large majority of the Company’s resources, including profit and loss. He also serves as a member of the Company’s Board of Directors. Mr. Elliot joins the Company from VMBC, LLC, The VASCLIP Company, a privately held medical device company, where he was President, CEO and Board Director. Prior to his experience at VASCLIP, Mr. Elliot was Vice President of Sales and Marketing at Advanced Respiratory, Inc., a privately held company, now owned by Hillenbrand Industries, Inc.
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
      Ronald F. Watson has served as our Executive Vice President of Corporate Development since November 2003. From December 1999 to January 2003 Mr. Watson served in several executive capacities within United Health Group-including Senior Vice President Ovations, President Medicaid Operations, and Executive Vice President Evercare. These roles served Medicare, Medicaid, chronic care and elderly populations. From April 1997 to November 1999 he served as CEO and President of Constellation Senior Services, an operator and developer of senior housing facilities. From August 1989 to March 1997 Mr. Watson served as Vice President of Catholic Health Initiatives and a related company dedicated to serving the continuum of senior health services.

      Roseanne Berry, R.N. helped found VistaCare in July 1995 and has served as our Chief Compliance Officer since January 2001, responsible for developing, implementing and monitoring activities to ensure quality services are delivered and that the overall maintenance of regulatory compliance issues are met. She is a seasoned hospice professional, and served for several years in management positions at Hospice Family Care prior to helping found VistaCare. Ms. Berry also spent eight years serving as the General Manager for Samaritan Home Health Services.
      John C. Crisci has served as our Vice President of People since May 2003, with responsibility for the strategic direction and innovation of human resource activities throughout the nationwide company. Mr. Crisci came to us from Southwest Airlines where he led the human resources organization for the company’s western region. Previously, Mr. Crisci held senior-level positions at Velocity Express, Cemex USA and America West Airlines.
      Jon A. Steging has served as our Interim Chief Financial Officer since March 2005. As our Chief Accounting Officer and Controller since December 2003, Mr. Steging is responsible for leading the financial management systems, including budgeting, forecasting, and cash and asset management. Most recently, Mr. Steging was a CFO partner with Tatum Partners, which provides senior financial management nationally to a wide array of firms. Previously, Mr. Steging held several senior-level positions with eai Healthcare, Chambers Belt and North American Recycling.
      There are no family relationships among any of our executive officers and directors.
PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Our Common Stock
      Our Class A Common Stock, $0.01 par value per share, which we refer to as our common stock, has been quoted on the Nasdaq National Market under the symbol “VSTA” since December 18, 2002. Prior to that time there was no public market for our common stock. At December 6, 2005, there were approximately 44 record holders of our common stock and the closing sale price of our common stock as reported on the Nasdaq National Market was $14.02 per share. The following table sets forth the high and low sales prices per share of our common stock for the period indicated, as reported on the Nasdaq National Market:

	High	Low

2005
First Quarter (10/1/2004 - 12/31/2004)	$18.20	$12.06
Second Quarter (1/1/2005 - 3/31/2005)	$21.03	$14.28
Third Quarter (4/1/2005 - 6/30/2005)	$20.82	$15.40
Fourth Quarter (7/1/2005 - 9/30/2005)	$24.00	$13.75
Closing price at September 30, 2005		$14.47
2004
First Quarter (1/1/2004 - 3/31/2004)	$35.68	$23.05
Second Quarter (4/1/2004 - 6/30/2004)	$30.72	$16.81
Final Quarter (7/1/2004 - 9/30/2004)*	$19.35	$13.19
Closing price at September 30, 2004		$15.31

*	We changed our fiscal year end date to September 30, effective in 2004. Accordingly, our fiscal period ended September 30, 2004 was comprised of three fiscal quarters.

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
Recent Sales of Unregistered Securities
      We did not sell any equity securities in fiscal year 2005 that were not registered under the Securities Act of 1933.
Repurchases of Common Stock
      We did not repurchase any shares common stock during fiscal year 2005.
Equity Compensation Plans
      The information pertaining to our equity compensation plans is incorporated by reference to our proxy statement under the heading “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 6.	Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
      The selected financial data set forth below should be read in conjunction with our consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, appearing elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2001 and 2002 and the consolidated balance sheet data as of December 31, 2001, 2002 and 2003 are derived from our audited financial statements not included in this report. The consolidated statement of operations data for the year ended September 30, 2005, for the nine-month transitional period ended September 30, 2004 and for the year ended December 31, 2003, and the consolidated balance sheet data as of September 30, 2005 and September 30, 2004 are derived from our audited financial statements included elsewhere in this report. The historical results of operations are not necessarily indicative of the operating results to be expected in the future.

		Nine Months
	Year Ended	Ended	Year Ended December 31,
	September 30,	September 30,
	2005	2004	2003	2002	2001

	(Shares outstanding are also in thousands, except per share data)
Consolidated Statement of Operations Data:
Net patient revenues	$225,432	$150,436	$191,656	$132,947	$91,362
Operating expenses:
Patient care	147,211	100,096	114,631	79,752	63,950
Sales, general and administrative (exclusive of stock-based compensation charges below)	76,933	53,877	54,455	42,535	30,666
Depreciation and amortization	4,604	3,005	1,963	1,349	1,990
Stock-based compensation	304	239	1,329	427	50

Total operating expenses	229,052	157,217	172,378	124,063	96,656

Operating (loss) income	(3,620)	(6,781)	19,278	8,884	(5,294)
Non-operating income (expense):
Interest income	1,212	364	391	25	52
Interest expense	—	(68)	(126)	(935)	(1,157)
Other expense	(661)	(48)	(82)	(137)	(163)

Net (loss) income before income taxes	(3,069)	(6,533)	19,461	7,837	(6,562)
Income tax (benefit) expense	(812)	(2,301)	4,256	281	150

Net (loss) income	(2,257)	(4,232)	15,205	7,556	(6,712)
Accrued preferred stock dividends(1)	—	—	—	(4,052)	(3,839)

Net (loss) income to common stockholders	$(2,257)	$(4,232)	$15,205	$3,504	$(10,551)

Net (loss) income per common share:
Basic	$(0.14)	$(0.26)	$.97	$0.63	$(2.07)

Diluted	$(0.14)	$(0.26)	$.89	$.52	$(2.07)

Weighted average shares outstanding:
Basic	16,316	16,082	15,707	5,580	5,098

Diluted	16,316	16,082	17,038	6,776	5,098

		Nine Months
	Year Ended	Ended	Year Ended
	September 30,	September 30,	December 31,
	2005	2004	2003

	(Dollars in thousands)
Operating Data:
Number of hospice programs(2)	58	45	40
Admissions(3)	17,574	11,545	15,680
Days of care(4)	1,962,098	1,431,766	1,717,149
Average daily census(5)	5,376	5,225	4,705
Other Data:
Net cash (used in) provided by operating activities	$(22)	$17,385	$12,417
Net cash (used in) provided by investing activities	$(3,855)	$(4,313)	$38,515
Net cash provided by financing activities	$1,152	$1,287	$1,322

	As of September 30,		As of December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$25,962	$28,687	$14,328	$61,852	$1,383
Working capital	52,538	58,741	59,920	41,502	(1,261)
Total assets	136,761	137,792	122,221	94,943	40,997
Redeemable (non-convertible and convertible) preferred stock(1)	—	—	—	—	45,249
Capital lease obligations, including current portion	—	5	88	82	250
Long-term debt, including current portion	—	—	—	250	10,131
Accumulated deficit(1)	(20,801)	(18,544)	(14,312)	(29,517)	(33,021)
Total stockholders’ equity (deficit)	86,862	87,527	88,076	69,247	(32,088)

(1)	Reflects accrued dividends on the Series B Preferred Stock, Series C Preferred Stock and the Series D Preferred Stock at the rate of 10% per annum, compounded semi-annually. The preferred stock converted into common stock upon the closing of our initial public offering in 2002, and the accrued preferred stock dividends, which were not payable in the event of a conversion into common stock, were reclassified as additional paid-in-capital. The preferred stock dividend is included in accumulated deficit.

(2)	Number of hospice programs at end of period.

(3)	Represents the total number of patients admitted into our hospice programs during the period.

(4)	Represents the total days of care provided to our patients during the period.

(5)	Represents the average number of patients for whom we provided hospice care each day during the period and is computed by dividing days of care by the number of days during the period.
      Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      Since completing our initial public offering of common stock in December 2002, our business has continued to grow. During the year ended September 30, 2005, we developed thirteen new licensed and Medicare certified hospice “programs” and we acquired two hospice programs, one with an eleven-bed inpatient unit that compliments an existing program and the one new program operating under a separate license and Medicare provider number. Also during 2005, we developed a new seventeen-bed inpatient unit and closed an existing twelve-bed inpatient unit. Our two current inpatient units are combined with existing hospice programs. As of September 30, 2005, we were operating 58 hospice programs under 37 Medicare providers including two inpatient units, serving approximately 5,510 patients in 14 states.
      For the year ended September 30, 2005, our net patient revenues were $225.4 million as compared to $150.4 million for the nine-month transitional period ended September 30, 2004. Due to Medicare Cap estimated liabilities, which covers Medicare Cap obligations for our Medicare provider numbers, our net patient revenues for the year ended September 30, 2005 were reduced by $11.9 million as compared to a reduction of $14.8 million in the nine-month transitional period ended September 30, 2004. Our net patient revenues for the year ended September 30, 2005 were also adjusted for $1.1 million for the 2002 Medicare Cap year for a re-assessment received in 2005; for $1.6 million for the 2005 Medicare Cap year for CMS’s lower inflation adjustment as a result of CMS incorrectly computing the Medicare Cap amount for 2004; for $2.7 million for the 2004 Medicare Cap year and $1.1 million for the 2003 Medicare Cap year as a result of CMS’s August 2005 transmittal indicating the Medicare Cap amount was incorrectly computed. See Item 1., Business, Government Regulations, Overview of Government Payments — Medicare, Program Limits on Hospice Care Payments.
      For the year ended September 30, 2005, we recorded a net loss of $2.3 million as compared to net loss of $4.2 million in the nine-month transitional period ended September 2004. Our business has been positively impacted from regular increases in Medicare hospice reimbursement rates, including the two most recent increases effective October 1, 2004 and October 1, 2003, of 3.3% and 3.4%, respectively, over the base rates then in effect and higher patient days, offset by increases in patient care labor expense, sales, general and administrative expenses and new program development expense.
Change in Year End
      On August 18, 2004, VistaCare’s Board of Directors changed the Company’s fiscal year-end from December 31 to September 30. The results now being reported by the Company relate to the twelve-month fiscal year ending September 30, 2005, the nine-month transitional period ending September 30, 2004 and the twelve-month fiscal year ending December 31, 2003. For comparative purposes the twelve months ended September 30, 2004, includes the nine-month transitional period ending September 30, 2004, and the three months ended December 31, 2003. Also for comparative purposes the nine months ended September 30, 2004 is being compared to the nine months ended September 30, 2003 reported in the fiscal year ended December 31, 2003.
Net Patient Revenues
      Net patient revenue is the amount VistaCare believes we are entitled to collect for our services, adjusted as described below. The amount varies depending on the level of care, the payor and the geographic area where the services are rendered. We derive net patient revenue from billings to Medicare, Medicaid, private insurers, managed care providers, patients and others. We operate under arrangements with those payors pursuant to which they reimburse us for services we provide to hospice eligible patients they cover, subject only to our submission of adequate and timely claim documentation. Our patient intake process screens patients for hospice eligibility and identifies whether their care will be covered by Medicare, Medicaid, private insurance, managed care or self-pay. We recognize patient revenues once the patient’s hospice eligibility has been certified by a physician, the patient’s coverage from a payment source has been verified and services have been provided to that patient. Net patient revenues includes adjustments for charity care, estimated payment denials (which VistaCare experiences from time to time for reasons such as its failure to submit complete and accurate claim documentation, its failure to provide timely written physician certifications as to patient eligibility, or the payor deems the patient ineligible for insurance coverage), contractual adjustments, amounts VistaCare estimates it could be required to repay to Medicare, such as payments that VistaCare would be required to make in the event that any of its programs exceed the annual Medicare Cap, and subsequent changes to initial level of care determinations.
      Our patient revenues are primarily determined by the number of billable patient days, the level of care provided and reimbursement rates. The number of billable patient days is a function of the number of patients admitted to our programs and the number of days that those patients remain in our care (length of stay, based upon patient discharges during the period). Our average length of stay on discharged patients was approximately 113 days for the year ended September 30, 2005. We believe we exceed the industry average on average length of stay and we attribute this to several factors. First, compared to hospice industry averages, we have a relatively high percentage of non-cancer patients, though in line with total cancer deaths in the country and in line with the Medicare decedent diagnosis mix, which typically have a longer average length of stay than cancer patients. Second, we believe that our open access philosophy and our efforts to educate referral sources about hospice care encourages earlier election of patients to hospice care. Finally, a significant amount of our patient census is in rural markets, where access to intensive health care services, hospitals or other alternative health care services for hospice-eligible patients is more inconvenient than in more urban areas. Our median length of stay, based upon patient discharges during the period, was 31 days for the year ended September 30, 2005.
      Net patient revenue includes adjustments for:

•	estimated repayments to Medicare, if any of our programs exceed the annual Medicare Cap, as described under the heading “Medicare and Medicaid Regulation” in Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Report; and

•	estimated payment denials, contractual adjustments and subsequent changes to initial level of care determinations, under the heading “Adjustments to Net Patient Revenue for Estimated Payment Denials” in Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Report.
      We recorded reductions to net patient revenue for exceeding the annual Medicare Cap of $11.9 million for the year ended September 30, 2005. For our transition and recent annual periods, we recorded a reduction of $14.8 million for the nine-month transitional period ended September 30, 2004, $4.6 million for the fiscal year ended December 31, 2003, and $1.3 million for the year ended December 31, 2002, for exceeding the annual Medicare Cap.
      As of the date of this report, we have received assessment letters for exceeding the annual Medicare Cap totaling $1.1 million for programs in the 2002 Medicare Cap year (an amount that reflects an adjustment made by Medicare in April of 2005, which they previously issued a zero assessment for 2002), $7.5 million for programs in the 2003 Medicare Cap year, $12.0 million for programs in the 2004 Medicare Cap year and we have not yet received any assessment letters for the 2005 Medicare Cap year. Any assessments for prior years could result in adjustment in the fiscal year in which the assessment is received to reflect the difference between the actual assessment and the estimate previously recorded. As of September 30, 2005 and September 30, 2004, respectively, our accrued expenses included $18.1 million and $19.6 million for Medicare Cap accrued liability.
      We adjust our estimates for payment denials from time to time based on our billing and collection experience, and payor mix. We estimate such adjustments to net patient revenue based on significant historical experience utilizing our centralized billing and collection department, which continually monitors the factors that could potentially result in a change in charge denial experience. We recorded reductions to net patient revenue for estimated payment denials (excluding room and board charges), contractual adjustments (such as differences in payments by commercial payors) and subsequent changes to initial level of care determinations (made retroactively by our staff after initial admission) of $2.9 million for the year ended September 30, 2005, $3.8 million for the nine-month transitional period ended September 30, 2004 and $4.2 million for the year ended December 31, 2003, respectively. As of September 30, 2005 and September 30, 2004, the allowance for denials on patient accounts receivable and room and board was $3.1 million and $5.9 million, respectively. The decrease in our allowances was primarily due to a change in our charge-off practices whereby we have accelerated the timing of the charge-off. Any adjustments to net patient revenue for changes in estimates, based on historical trends, are made only in the current period.
      We recorded changes in estimates to net patient revenue for the year ended September 30, 2005. See further discussions in Note 1 of the Notes to Consolidated Financial Statements included elsewhere herein, under the headings “Medicare and Medicaid Regulation”, “Adjustments to Net Patient Revenue for

Exceeding the Medicare Cap” and “Adjustments to Net Patient Revenue for Estimated Payment Denials” for an explanation of Medicare Cap estimates, payment denial estimates or charges.
      Medicare and Medicaid reimbursements account for approximately 97% of our net patient revenue for each of the three periods ended September 30, 2005, September 30, 2004 and December 31, 2003, respectively. Whether Medicare or Medicaid continues to provide reimbursement for hospice care is dependent upon governmental policies.
      The table below sets forth the percentage of our net patient revenue derived from Medicare, Medicaid, private insurers and managed care payors for the periods indicated.

	Year Ended	Nine Months Ended	Year Ended
	September 30,	September 30,	December 31,
Payors	2005	2004	2003

Medicare	92.5%	93.1%	93.0%
Medicaid	4.6%	4.1%	3.8%
Private insurers and managed care	2.9%	2.8%	3.2%
      Medicare, Medicaid, most private insurers and managed care providers pay for hospice care at a daily or hourly rate that varies depending on the level of care provided. The table below sets forth the percentage of our net patient revenue generated under each of the four Medicare levels of care for the periods indicated:

	Year Ended	Nine Months Ended	Year Ended
	September 30,	September 30,	December 31,
Level of Care	2005	2004	2003

Routine home care	95.4%	95.7%	93.7%
General inpatient care	3.7%	3.8%	5.7%
Continuous home care	0.7%	0.4%	0.4%
Respite inpatient care	0.2%	0.1%	0.2%
      Historically, effective each October 1st, Medicare adjusts its base hospice care reimbursement rates for the Medicare year beginning that date, year based on inflation and other economic factors. The Medicare base rates are typically announced in August for the then current Medicare year. The Medicare base rates were increased 3.3% effective October 1, 2004 (announced during August 2005) and 3.4% effective October 1, 2003(announced August 2004), over the base rates then in effect. These increases have favorably impacted our net patient revenues. Medicare’s base rates are subject to regional adjustments based on local wage levels. These regional adjustments are not necessarily proportional to adjustments in the national average base rate.
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
      Laws and regulations governing the Medicare and Medicaid program are complex and subject to interpretation. We believe that we are in compliance with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrong doing, which would have a material impact on our consolidated financial condition or results of operations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

Expenses
      We recognize expenses as incurred. Our primary expenses include those we classify as either patient care expenses or sales, general and administrative expenses.
      Patient care expenses consist primarily of salaries, benefits, payroll taxes and travel expenses associated with our hospice care providers. Patient care expenses also include the cost of pharmaceuticals, durable medical equipment, medical supplies, inpatient unit expenses, nursing home costs and purchased services such as ambulance, infusion and radiology. We incur inpatient unit expenses primarily through per diem charge arrangements with hospitals and skilled nursing facilities, where we provide our services. We currently operate two inpatient units, an eleven-bed inpatient unit in a hospital, and a seventeen-bed unit in a long-term acute care hospital.
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
      For patients receiving nursing home care under state Medicaid programs in states other than Arizona, Oklahoma and Pennsylvania, who elect hospice care under Medicare or Medicaid, we contract with nursing homes for the nursing homes’ provision to patients of room and board services. In these states, the applicable Medicaid program must pay us, in addition to the applicable Medicare or Medicaid hospice daily or hourly rate, an amount equal to no more than 95% of the Medicaid daily nursing home rate for room and board services furnished to the patient by the nursing home. Under our standard nursing home contracts, we pay the nursing home for these room and board services at predetermined contract rates, between 95% and 100% of the full Medicaid per diem nursing home rate. In Arizona, Oklahoma and Pennsylvania, the Medicaid program pays the nursing home directly for these expenses or has created a Medicaid managed care program that either reduces or eliminates this room and board payment. Effective July 1, 2005, South Carolina switched from paying the nursing home directly to paying VistaCare the daily home rate for room and board services.
      Nursing home expenses totaled approximately $53.1 million, $34.3 million and $35.1 million for the year ended September 30, 2005, for the nine-month transitional period ended September 30, 2004 and for the year ended December 31, 2003, respectively. Nursing home revenues totaled approximately $47.9 million, $30.9 million and $30.3 million for the year ended September 30, 2005, for the nine-month transitional period ended September 30, 2004 and for the year ended December 31, 2003, respectively. Revenues are less than the expenses due to provisions for estimated uncollectible amounts and differences in nursing home contracted rates. We account for the difference between the amount we pay the nursing home and the amount we receive from Medicaid (net of estimated room and board reimbursement claim denials) as patient care expenses. We refer to this difference as “nursing home costs, net.” Our nursing home costs, net, were $5.2 million, $3.4 million and $4.8 million for the year ended September 30, 2005, for the nine-month transitional period ended September 30, 2004 and for the year ended December 31, 2003, respectively.
      Sales, general and administrative expenses primarily include salaries, payroll taxes, benefits and travel expenses associated with our staff not directly involved with patient care, bonuses for all employees, marketing, office leases, professional services and sales and use taxes.

      According to our paid time off policy, all accrued paid time off must be used by February 28 of the following calendar year. All hours not taken by February 28 of the following calendar year are forfeited. During the year ended September 30, 2005, we reduced salaries, benefits and payroll taxes expenses and accruals for the expiration of accrued paid time off by $0.9 million. The reductions for expired accrued paid time off for the nine-month transitional period ended September 30, 2004 were $0.4 million and $0.1 million for the year ended December 31, 2003. These higher forfeitures were driven by lower levels of paid time off taken by existing personnel.
      Health insurance expense declined by $0.9 million for the year ended September 30, 2005 due to a review of our claim experience, which demonstrated a decline in our claim lag from 3 months to 2.5 months. We therefore reduced our accrual for employee health benefit expense from an accrual for 3 months of health benefit expense to 2.5 months.
      During the year ended September 30, 2005 the Company underwent a New Mexico Gross Receipts tax audit relating to the taxable years ended 1998 to 2004. The New Mexico Taxation and Revenue Department assessed the Company approximately $0.5 million of tax and interest. However, the company filed a formal protest letter relating to a portion of the assessment. We are still awaiting the outcome of their decision.
Stock-Based Compensation
      Certain employee stock options, which we granted in 2001 through 2005, have resulted in and will continue to result in stock-based compensation charges. In accordance with Accounting Principles Board Opinion No. 25 and related interpretations, if an employee stock option is granted or modified with an exercise price which is less than the deemed fair value of the underlying stock, the difference is treated as a compensation charge that must be recognized ratably over the vesting period for the option.
      In addition, the vesting dates of stock options granted to our Chief Executive Officer in November 2002 were accelerated in full in February 2003, resulting in $1.1 million of compensation expense, which was recognized in the first quarter of 2003.
      In August of 2004, VistaCare granted 30,000 shares of restricted stock to two executive officers at no cost to the employees, which will cause us to recognize $0.5 million in compensation expense ratably over the four-year vesting period if those executive officers remain employed throughout the vesting period. In December 31, 2004, the employment of one of its officers was terminated and the 15,000 shares of restricted stock awarded to him in August of 2004 were canceled. The cancellation will decrease the amount of deferred compensation expense we will recognize in the future by approximately $0.2 million.
      As of September 30, 2005 and September 30, 2004, we had recorded a total of $0.6 million and $1.2 million, respectively, of deferred stock-based compensation relating to the foregoing options and grants.
Capitalized Software Development Costs
      We have capitalized certain internal costs related to the development of software used in our business. We capitalize all qualifying internal expenses incurred during the application development stage. Costs incurred during the preliminary project stage and post-implementation/operation stages are expensed as incurred. We amortize the capitalized software development costs related to particular software over a three-year period commencing when that software is substantially complete and ready for its intended use. Capitalized software development costs as of September 30, 2005 related to our billing software to date. We began amortizing the development costs related to our new billing software in the fourth quarter of 2003. As of September 30, 2005 and September 30, 2004, we had total capitalized software development costs, net of amortization, of approximately $3.4 million and $5.0 million, respectively.
Goodwill
      Goodwill remaining from our acquisitions was $24.0 million as of September 30, 2005. Prior to 2002, we were amortizing the goodwill from our acquisitions over 30 years. Rules issued by the Financial Accounting Standards Board, effective beginning in 2002, require that we no longer amortize goodwill. These rules require that we analyze our goodwill for impairment annually, or more often if events or circumstances arise that indicate that the carrying value of our goodwill exceeds its fair market value. We have concluded that no basis for impairment of our goodwill existed as of September 30, 2005.
      Acquisitions during 2005 include the purchase of the Prayer of Jabez Hospice in Houston, Texas, on January 11, 2005 for $0.3 million. We anticipate this purchase will broaden several of our current markets and further develop culturally underserved markets. The cash purchase was paid in April 2005.
      Additionally, we finalized the purchase of Lovelace Sandia Hospice in Albuquerque, New Mexico on September 18, 2005 and the total acquisition price was $4.6 million. With this acquisition, we assumed responsibility for all Lovelace Sandia Hospice operations in the Albuquerque area. As part of the acquisition, we entered into a five-year lease on the 11-bed inpatient unit at the Albuquerque Regional Medical Center. We will provide home-based and inpatient hospice care for all eligible patients in the region, which includes patients from Albuquerque Regional Medical Center, Lovelace Medical Center, West Mesa Medical Center, Lovelace Sandia Health System’s Women’s Hospital and Rehabilitation Hospital of New Mexico. For the Lovelace Sandia Hospice acquisition, $1.4 million of the purchase price was allocated to covenant not to compete, which will be amortized over 5 years.
      Both of our 2005 acquisitions were acquisitions of an operating business and were structured as asset purchases, therefore the intangible assets and goodwill are deductible over 15 years for income tax purposes.
Current and Subsequent Events
      On June 16, 2005, VistaCare and Emory Healthcare announced the signing of a number of service agreements, including an agreement to develop a 28-bed hospice inpatient unit, in an effort to enhance the depth and scope of end-of-life care services in the Atlanta metropolitan area and throughout the Emory Healthcare system. This inpatient unit is still under construction as of September 30, 2005. All construction costs are being recorded as leasehold improvements and will be amortized over the lease.
      On October 17, 2005, we were notified by the Centers for Medicare and Medicaid Services that as a result of surveys conducted by the Indiana State Department of Health, the Medicare provider agreement for our Indianapolis hospice program was being terminated effective October 15, 2005. The determination also impacted our Terre Haute program because the two share the same Medicare provider number. Since a hospice provider must be certified in the Medicare program to participate in the Indiana Medicaid program, on October 20, 2005 we were similarly notified that our Indianapolis and Terre Haute programs were terminated as Medicaid providers effective October 15, 2005. We have filed appeals, but the decisions limit reimbursement (for services provided to patients being served on the effective date of termination) to up to 30 days following the effective date and no reimbursement will be made for any services to patients admitted into the effected programs after the date of termination. We have taken steps to allow the patients and families of the effected programs to remain under our care. Some patients transferred to another of our Indiana programs, some patients transferred to competitor programs, and we have continued to serve some patients at the Indianapolis and Terre Haute programs without reimbursement. We have also taken steps to separate Terre Haute from Indianapolis, have applied for a separate provider number for Terre Haute and also have applied to relocate our Bloomington, Indiana program to Indianapolis. Upon successful completion of state surveys and certification by CMS, we will again commence receiving reimbursement for Medicare and Medicaid services for our existing patients. At December 1, 2005, we were providing hospice services to approximately 124 patients in our Indianapolis/ Terre Haute programs. We will not accept new patients in those programs while our challenge of this action is pending.
Critical Accounting Policies and Significant Estimates
      To understand our financial position and results of operations, you should read carefully the description of our significant accounting policies set forth in “Note 1 of — Notes To Consolidated Financial Statements included in Item 8” of this report. You should also be aware that application of our significant accounting policies requires that we make certain judgments and estimates, which are subject to an inherent degree of uncertainty.

Medicare Cap Liability
      Each of our 37 hospice providers is subject to the annual Medicare Cap. Medicare Cap rules potentially limit the reimbursement we receive when average lengths of stay exceed certain levels on a program by program basis. This Cap amount is revised annually to account for inflation. For the twelve-month period ended September 30, 2005, the annual hospice benefit Cap was $19,777.51 per beneficiary. While Medicare Cap is explained in more detail elsewhere herein, in general we are limited on a program by program basis to the annual cap amount on a per patient equivalent basis.
      We actively monitor each of our programs to determine whether they are likely to exceed the Medicare Cap. If we determine that a program is likely to exceed the Cap, we attempt to institute corrective action, such as a change in patient mix. However, to the extent we believe our corrective action will not be successful, we estimate the amount that we could be required to repay to Medicare and accrue that amount as a reduction to net patient revenue. Throughout the year, we review our operating experience and adjust our estimate of potential Medicare Cap liability. The accuracy of our estimates is affected by many factors, including:

•	the actual number of Medicare beneficiary patient admissions and discharges and the dates of occurrence of each;

•	the average length of stay within each provider number, with those averaging over 180 days most likely to generate Medicare Cap exposure;

•	our success in implementing corrective measures;

•	possible enrollment of beneficiaries in our providers who, without our knowledge, may have previously elected Medicare hospice coverage through another hospice provider and whose Medicare Cap amount is prorated for the days of service for the pervious hospice admission;

•	the possible enrollment of beneficiaries with another hospice provider whom had been on previous hospice service with one of our own hospice providers and whose Medicare Cap amount is prorated between the providers for the days of service for the subsequent hospice admission;

•	fiscal intermediary disallowances of certain beneficiaries and changes in calculation methodology;

•	uncertainty surrounding length of patient stay in various patient groups, particularly with respect to non-oncology patients; and

•	the fact that we are not advised of the Medicare Cap per beneficiary credit amount that will be used by Medicare to calculate our Medicare Cap exposure until the end of the Medicare Cap year, requiring us to use an estimate of that amount throughout the year.
      While we endeavor to record an accurate estimate for Medicare Cap liability, for the Medicare Cap year ended October 2003 and 2004, actual assessments of certain providers differed from our estimates recorded. The difference between our estimates and the actual assessment for the Medicare Cap year 2003 and 2004 were due to out fiscal intermediary (FI) disallowing certain beneficiaries; patients who received care with another hospice provider and to activity that took place subsequent to the end of the respective Medicare Cap year, that was not known or knowable until actual assessments were made, approximately eleven to twelve months later. Activity that took place subsequent to the end of the 2003 and 2004 Medicare Cap year included (i) patients who received care with another hospice provider; (ii) patients who were initially billed to commercial insurance companies and we later determined that Medicare should have been billed and (iii) to a lesser degree, due to minimal changes in the level of care recorded, which was discovered after the close of the fiscal year end. Of the $1.6 million in 2003 and the ($1.2) million in 2004 that was a difference between estimates and actual assessment for letters received from pour FI between June and October 2004 for the 2003 Medicare Cap year and between August and November 2005 for the 2004 Medicare Cap year, $1.2 million in 2003 and ($1.2) million in 2004 related to certain technical disqualification of claims and the pro-ration of service dates for patients and $0.4 million in 2003 and ($0.0) million in 2004 related to patients who were initially billed to commercial insurance companies or to changes in the level of care, all of which were recorded during our fiscal nine months ended and our fiscal year ended September 30, 2004 and 2005.

      Estimated Medicare Cap obligations are subject to several variables which can cause our estimates for the ultimate obligation to vary. Our obligation is further impacted by the actions of patients who leave our program and enroll in another. On a quarterly basis the Company reviews its estimates for this obligation and makes changes in estimates as new information becomes available. This can include matters such as intermediary audit results and changing admission and discharge trends as we go through each year.

Adjustments to Net Patient Revenue for Estimated Payment Denials
      Approximately 97% of our net patient revenue is derived from Medicare and Medicaid programs. The balance of our net patient revenue is derived primarily from private insurers and managed care programs. We operate under arrangements with these payors pursuant to which they reimburse us for services we provide to hospice-eligible patients they cover, subject only to our submission of adequate and timely claim documentation. In some cases, these payors deny our claims for reimbursement for reasons such as our claim documentation is incomplete or contains incorrect patient information, the payor deems the patient ineligible for insurance coverage or we have failed to provide timely written physician certifications as to patient eligibility.
      We adjust our net patient revenue to the extent we estimate to what magnitude these payors may deny our claims. This estimate is based on historical trends and is subject to change based on information we receive or data we compile concerning factors such as our historical experience of claim denials by payor class, the strength and reliability of our internal billing practices and controls and regulatory changes in the environment.
      We recorded reductions to net patient revenue for estimated payment denials (excluding room and board charges), contractual adjustments (such as differences in payments by commercial payors) and subsequent changes to initial level of care determinations (made retroactively by VistaCare staff after initial admission). We base our allowance levels on assessments of historical charge-off history and an analysis of our aged accounts receivable. The allowance varies as our charge-off experiences change either favorably or adversely.
Goodwill Impairment
      We conduct a review in the fourth quarter of each fiscal year, or more often if events or circumstances arise that indicate the fair market value of such goodwill may have materially declined. Such events or circumstances could include a significant under-performance of our acquired businesses relative to historical or projected operating results, significant negative industry trends, significant changes in regulations governing hospice reimbursements from Medicare and state Medicaid program or significant changes in our operating segments.
      To determine the fair value of our goodwill for our single reporting unit, we make estimates using our market capitalization for our reporting unit since it mirrors the Company.
      In the event we determine that the value of our goodwill has become impaired, we are required to write down the value of the goodwill to its fair value on our balance sheets and to reflect the extent of the impairment as an expense on our statements of operations. We have determined that no impairment of goodwill existed as of September 30, 2005.
Deferred Tax Assets
      In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, we will need to generate future taxable income prior to the reversal of its temporary differences. As of September 30, 2005, we had gross deferred tax assets of $9.0 million. In accordance with FAS 109, Accounting for Income Taxes, we have evaluated the recoverability of the deferred tax asset and have ascertained that it is more likely than not that the assets will be recovered. In applying that standard, we also note that when “cumulative losses in recent years” occur from a financial reporting perspective, deferred tax assets are subject to a much higher threshold for allowance determination and there is a presumption that an allowance is required. Should we incur a loss in the fiscal year 2006 we would be subject to such more stringent recovery requirements.
Results of Operations
      On August 18, 2004, our Board of Directors changed the Company’s fiscal year-end from December 31 to September 30. The results now being reported relate to the twelve-month fiscal year ending September 30, 2005, the nine-month transitional period ending September 30, 2004 and the twelve-month fiscal year ending December 31, 2003. For comparative purposes the twelve months ended September 30, 2004, includes the nine-month transitional period ending September 30, 2004, and the three months ended December 31, 2003 as reported in the Company’s Form 10Q for the three months ended December 31, 2003. Also for comparative purposes the nine months ended September 30, 2004 is being compared to the nine months ended September 30, 2003 reported in the fiscal year ended December 31, 2003.
      The following table sets forth selected consolidated financial information as a percentage of net patient revenues for the periods indicated:

	Twelve		Nine
	Months		Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2004	2003

Net patient revenues	100%	100%	100%	100%
Operating Expenses:
Patient care:
Salaries, benefits and payroll taxes	41.9%	40.7%	42.2%	34.8%
Pharmaceuticals	4.9%	5.4%	5.5%	5.6%
Durable medical equipment and supplies	5.1%	5.3%	5.5%	4.6%
Other (including inpatient arrangements, nursing home costs, net, purchased services and travel)	13.4%	13.4%	13.3%	14.6%

Total patient care	65.3%	64.8%	66.5%	59.6%
General and administrative (exclusive of stock-based compensation charges reported below):
Salaries, benefits and payroll taxes	20.4%	19.4%	20.7%	13.3%
Office leases	2.7%	2.4%	2.5%	1.7%
Other (including severance, travel, marketing and charitable contributions)	11.1%	11.7%	12.6%	14.1%

Total general and administrative	34.2%	33.5%	35.8%	29.1%

Depreciation and amortization	2.0%	2.0%	2.0%	0.8%
Stock-based compensation	0.1%	0.2%	0.2%	0.9%

Operating income (loss)	(1.6)%	(0.5)%	(4.5)%	9.6%

Non-operating income	0.2%	0.2%	0.2%	0.1%
Income tax (benefit) expense	(0.4)%	(0.5)%	(1.5)%	2.1%

Net income	(1.0)%	0.2%	(2.8)%	7.6%

Year Ended September 30, 2005, Compared to Twelve Months Ended September 30, 2004.

Net Patient Revenues
      Net patient revenues increased $21.4 million, or 10.5%, to $225.4 million for the year ended September 30, 2005 from $204.0 million for the twelve months ended September 30, 2004. Net patient revenue per day of care increased to approximately $115 per day for the year ended September 30, 2005 from approximately $107 per day for the twelve months ended September 30, 2004. The overall increases in net patient revenue were due to:

•	increases in patient service days, which increased by 2.7% to 1,962,098 for the year ended September 30, 2005 from 1,909,740 for the twelve months ended September 30, 2004;

•	the 3.3% Medicare reimbursement rate increase effective October 1, 2004; and

•	lower revenue reductions for Medicare Cap accrual of $11.9 million for the year ended September 30, 2005, compared to $17.9 million for the twelve months ended September 30, 2004.
      The $11.9 million reduction to net patient revenue for Medicare Cap for the year ended September 30, 2005 includes the following estimated accruals or adjustments:

•	$6.6 million for patient service dates during the 2005 Medicare Cap year, including pro-ration for estimated services that these 2005 patients may receive from other non-VistaCare hospice programs;

•	Approximately $1.6 million resulting from CMS’s lower than expected inflation adjustment in respect of the per beneficiary reimbursement or Medicare Cap amount for the 2005 Medicare Cap year as a result of CMS incorrectly computing the per beneficiary Medicare Cap amount used by all hospice providers for the 2004 Medicare Cap year. On August 26, 2005, CMS issued its transmittal 663, publishing the final Medicare Cap amount of $19,777.51 for the 2005 Medicare Cap year (i.e., the Medicare Cap year ended October 31, 2005) and indicated that the Cap amount for the 2004 Medicare Cap year (i.e., the Medicare Cap year ended October 31, 2004) was incorrectly computed;

•	$2.7 million for a 2005 change in estimate with respect to 2004 to reflect CMS’s August 26, 2005 transmittal indicating that “the hospice Cap amount for the Cap year ending October 31, 2004, was incorrectly computed”;

•	$1.1 million for a 2005 change in estimate with respect to 2003 based on our assumption the hospice Cap amount for the Cap year ending October 31, 2003, was incorrectly computed in the same manner as the Cap year ending October 31, 2004;

•	$1.1 million for a 2005 change in estimate with respect to a re-assessment received from our Fiscal Intermediary (“FI”) in April 2005 for the 2002 Medicare Cap year. The FI had previously issued a zero assessment for 2002; and

•	($1.2) million for a 2005 change in estimate with respect to net patient revenue to reverse estimated Medicare Cap accruals that were greater than actual assessment letters received from our FI in 2005 for the 2004 Medicare regulatory year.
The following table summarizes our revenue reductions, as of this time, by the year in which the estimated amounts were known for each program year in which we have experienced Medicare Cap reductions (in millions):

	September 30,		September 30,		December 31,
Medicare Cap Reductions to Revenue and Assessments	2005		2004		2003

	(Dollars in millions)
Estimated Medicare Cap recorded as a reduction of patient revenue	$11.9	(1)	$14.8	(3)	$4.6	(4)
Actual Medicare Cap assessment received	—	(2)	12.0		7.5

(1)	As of November 2, 2005, we have received all of our assessment letters pertaining to our fiscal year 2004. Medicare Cap accruals recorded include all of the detailed items above.

(2)	We have not received any assessment letters for our fiscal year 2005.

(3)	Includes $1.6 million for assessment letters received in 2004 for the 2003 Medicare Cap year and represents the recorded Medicare Cap accruals for the nine-month transitional period ended September 30, 2004.

(4)	In 2003 upon receipt of an assessment letter from our fiscal intermediary indicating that there would be no assessment for the 2002 Medicare Cap year, we reversed a $1.3 million accrual recorded in 2002.
As further discussed in Note 1 to this Report, our estimates assume factors controlled by our fiscal intermediary and our estimates are affected by many factors.
      We recorded reductions to net patient revenue (excluding room and board charges) for estimated payment denials, contractual adjustments (such as differences in payments by commercial payors) and subsequent changes to initial level of care determinations (made retroactively by our staff after initial admission) of $2.9 million for the year ended September 30, 2005, $3.8 million for the nine-month transitional period ended September 30, 2004 and $4.0 million for the year ended December 31, 2003, respectively. As of September 30, 2005 and September 30, 2004, the allowance for denials on patient accounts receivable and room and board was $3.1 million and $5.9 million, respectively.
      The decrease in our allowances was primarily due to a change in our charge-off practices whereby we have accelerated the timing of the charge-off. Any adjustments to net patient revenue for changes in estimates, based on historical trends, are made only in the current period.
      Our average daily census of patients increased 3.0% to 5,376 for the year ended September 30, 2005 from 5,218 for the twelve months ended September 30, 2004. This was attributable to thirteen new programs and two acquisitions, causing an increase in patient admissions from 17,574 patients in the year ended September 30, 2005, as compared to 15,576 patients in the twelve months ended September 30, 2004. This was partially offset by a decline average length of stay to 113 days, for the year ended September 30, 2005, from 115 days for the twelve-months ended September 30, 2004. At 113 days, our average length of stay is significantly higher than the industry average and is due in part to our relatively high mix of non-cancer patients, by hospice industry standards, though in line with total cancer deaths in the U.S. We believe that non-cancer patients generally have a higher average length of stay than cancer patients.

Patient Care Expenses
      Patient care expenses increased $14.8 million, or 11.2%, to $147.2 million for the year ended September 30, 2005 from $132.4 million for the twelve months ended September 30, 2004. As a percentage of net patient revenue, patient care expense increased to 65.3% for the year ended September 30, 2005, from 64.8% for the twelve months ended September 30, 2004. We believe that increased investments in our new programs during 2005, will lead to improve future earnings growth. These investments, however, contributed to the increased patient care expenses in the initial months of the new programs. New programs initially operate at a lower census and consequently reflect higher patient care expenses. Additionally, we believe part of the increase is due to shorter median length of stays during 2005 periods than during the corresponding periods in 2004. The increase in patient care expenses for salaries, benefits, and payroll taxes of hospice care providers was $11.4 million for the year ended September 30, 2005 compared to the twelve months ended September 30, 2004. Additionally, pharmaceuticals, durable medical equipment and other patient care expenses increased by $3.4 million for the year ended September 30, 2005, as compared to the twelve months ending September 30, 2004. These increases were partially offset by a reduction in net room and board expenses of $0.5 million for the year ended September 30, 2005 as compared to the twelve months ended September 30, 2004.

Sales, general and administrative Expenses (Exclusive of Stock-Based Compensation)
      Sales, general and administrative expenses (SG&A) increased $8.7 million, or 12.7%, to $76.9 million for the year ended September 30, 2005 from $68.2 million for the twelve months ended September 30, 2004. As a percentage of net patient revenue, SG&A expenses slightly increased to 34.2% for the year ended September 30, 2005 from 33.5% for the twelve months ended September 30, 2004.
      The increases in SG&A expenses were due to additional development of new programs, and the internal implementation expenses of Sarbanes-Oxley and HIPAA. We recorded an increase in salaries, benefits and payroll taxes of $6.3 million for the year ended September 30, 2005. We also recorded slight increases in sales bonuses, professional service fees (SOX404), office supplies and severance costs. The remaining increase of $2.4 million for the year ended September 30, 2005 resulted from higher rent expense and office relocation costs, primarily due to new leases for new programs.

Depreciation and Amortization
      Depreciation and amortization expense increased $0.7 million, or 19.3%, to $4.6 million in the year ended September 30, 2005 from $3.9 million in the twelve months ended September 30, 2004. The increase was primarily due to additional equipment purchases placed into service and the amortization of $2.2 million of capitalized software development expenses associated with our billing system.

Stock-Based Compensation
      Stock-based compensation was approximately $0.3 million for the year ended September 30, 2005 and twelve months ended September 30, 2004, these expenses principally relate to the amortization of our deferred stock compensation balances.

Non-Operating Income
      Non-operating income for the year ended September 30, 2005 was $0.5 million, compared to non-operating income for twelve months ended September 30, 2004 of $0.3 million. The increase was due primarily to higher interest income on available cash balances.

Income Tax
      For the year ended September 30, 2005, we recorded $0.8 million of income tax benefit as compared to a $1.0 million of taxable benefit for the twelve months ended September 30, 2004.
      The effective tax rate for the year ended September 30, 2005 was comprised of tax benefits estimated at a 39% rate and adjustments totaling $0.4 million. The adjustments were due to higher effective state rates related to our legal structure. Conversely, the rate for the twelve months ended September 30, 2004 was also comprised of a tax benefit estimated at our 39% rate but reflected an additional $0.1 million in tax relating to rate changes and other permanent tax adjustments.

Transitional Nine Months Ended September 30, 2004, Compared to Nine Months Ended September 30, 2003.

Net Patient Revenues
      Net patient revenues increased $12.3 million, or 8.9%, to $150.4 million for the nine months ended September 30, 2004 from $138.1 million for the nine months ended September 30, 2003. These increases were due to:

•	increases in patient service days, which increased by 15.5% to 1,431,766 for the nine months ended September 30, 2004 from 1,239,175 for the nine months ended September 30, 2003; and

•	the 3.4% Medicare reimbursement rate increase effective October 1, 2003.
      These increases were offset by increases in the Medicare Cap charge amount to $14.8 million for the nine months ended September 30, 2004 from $1.5 million for the nine months ended September 30, 2003, which had a 9.0% adverse impact on gross revenues. The $14.8 million reduction to revenues for Medicare Cap during the nine months ended September 30, 2004 includes:

•	$1.6 million in actual assessment from letters received from our fiscal intermediary between June to October of 2004 for the 2003 Medicare regulatory year, related to pro-ration of service dates for patients who received services from other hospice programs prior to or after their admission into a VistaCare program and technical disqualifications of Medicare Cap credits. While pro-ration of patient service dates are a more significant issue in 2004, the assessments in 2003 were more significantly impacted by differences between technical disqualifications of Medicare Cap credits and payment data;

•	$11.2 million for patient service dates during the 2004 Medicare regulatory year; and

•	$2.0 million for pro-ration for patient service dates based on increased patient discharges and estimated services that these 2004 patients may receive from other hospice programs during the 2005 Medicare regulatory year.
      Net patient revenues per day of care decreased to approximately $105 for the nine months ended September 30, 2004 from approximately $111 for the nine months ended September 30, 2003. The decrease was primarily due to the increase in the Medicare Cap charge in the nine months ended September 30, 2004 and a lower mix of general inpatient care patients, partially offset by the October 1, 2003 Medicare reimbursement rate increase.
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

Patient Care Expenses
      Patient care expenses increased $17.6 million, or 21.4%, to $100 million for the nine months ended September 30, 2004, from $82.4 million for the nine months ended September 30, 2003 primarily as a result of average daily census increase. Of this increase, $15.5 million was attributable to increased salaries, benefits, payroll taxes and travel expenses of hospice care providers, which increased as a result of the hiring of additional nurses, social workers and chaplains to accommodate actual and anticipated patient care growth, increased employee health insurance expenses and the annual wage increase for all employees effective April 1, 2004 and new program expenses. This increase in patient care expenses was also due to a $2.5 million increase in pharmaceuticals expense, durable medical equipment expense and a $0.4 million decrease in nursing homes costs, net.
      As a percentage of net patient revenues, patient care expenses increased to 66.5% for the nine months ended September 30, 2004 from 59.6% for the nine months ended September 30, 2003. These increases were primarily due to the increases in salaries, benefits and payroll cost of hospice care providers and, to a lesser extent, the increases in durable medical equipment, supplies expense and nursing homes costs, net. The increase to patient care expenses as a percent of net patient revenues was the result of the actual nominal increase in these expenses, combined with the significant reduction to net patient revenues due to the Medicare Cap charge.

Sales, general and administrative Expenses (Exclusive of Stock-Based Compensation)
      Sales, general and administrative expenses increased $13.8 million, or 34.4% to $53.9 million in the nine months ended September 30, 2004 from $40.1 million in the nine months ended September 30, 2003. As a percentage of net patient revenues, sales, general and administrative expenses increased to 35.8% in the nine months ended September 30, 2005 from 29.1% in the nine months ended September 30, 2003. Of the overall increase in sales, general and administrative expenses 34.4% was due to a $12.9 million increase in salaries, payroll taxes, and benefits including health care and workers compensation, primarily related to the addition of personnel, especially in the marketing area due to increased staffing, and a 4.5% wage increase that went into effect in April 2004. The remainder of the increase was primarily due to increases in insurance expenses, new office leases and lease termination expense, and legal expense.

Depreciation and Amortization
      Depreciation and amortization expense increased $1.9 million, or 170.7%, to $3.0 million in the nine months ended September 30, 2004 from $1.1 million in the nine months ended September 30, 2003. The increase was primarily due to additional equipment purchases placed into service and the amortization of $3.7 million of capitalized software development expenses associated with our billing system, which was released in the December quarter of 2003 and September quarter of 2004.

Stock-Based Compensation
      Stock-based compensation was approximately $0.2 million for the nine months ended September 30, 2004 and $1.2 million for the same period 2003. The 2003 figure included a $1.0 million compensation expense that resulted from the accelerated vesting of stock options in February 2003 to our Chief Executive Officer. Had the vesting not accelerated, a portion of the 2003 compensation expenses would have been recognized in 2004. The 2004 figure was also affected by our grant of 30,000 shares of restricted stock, for which $0.5 million in compensation expenses will be recognized ratably over four years beginning in August 2004.

Non-Operating Income
      Non-operating income for the nine months ended September 30, 2004 was $0.2 million, compared to non-operating income for nine months ended September 30, 2003 of $0.1 million. The increase was due primarily to higher interest income on available cash balances during 2004.

Income Tax
      In 2004, we recorded a taxable benefit of $2.3 million on our loss given that we believe it is more likely than not that we are able to recover our existing deferred tax assets. In 2003, we recorded $2.9 million in income tax expense, reflecting an effective tax rate of 22% for the year, and exhausted the balance of valuation allowances from prior years. Our effective tax rate in 2003 was lower than the statutory rate due to utilization of valuation allowances.
Liquidity and Capital Resources
      Our principal liquidity requirements have been for working capital and capital expenditures. We have financed these requirements primarily with cash flow from operations. We raised net proceeds of $48.1 million from our initial public offering of common stock in December 2002. We used the net proceeds to repay debt of $11.0 million, with the balance invested in short-term investments. As of September 30, 2005, we had cash and cash equivalents and short-term investments of $53.4 million, working capital of approximately $52.5 million and the ability to borrow up to $50.0 million based on our borrowing base at September 30, 2005 depending on eligible receivables under our revolving credit and term loan facility described below.
      Net cash used in operating activities for the year ended September 30, 2005 was $0.1 million as compared to cash provided of $20.6 million for the twelve months ended September 30, 2004. This decrease in cash provided was primarily due to an increase in patient accounts receivables from the payments of $13.4 million for Medicare Cap assessments. Our accrued Medicare Cap balance at September 30, 2005 now stands at $18.1 and the balance is likely to be paid in fiscal 2006 and 2007.
      Net cash used in investing activities was $3.9 million and $6.1 million for the year ended September 30, 2005 and the twelve months September 30, 2004, respectively. These cash uses related primarily to the acquisitions of the Prayer of Jabez Hospice and the Lovelace Sandia Hospice, the purchase of computer and office equipment for new programs being developed, and the continued investment in internally developed software and its implementation. These uses were partially offset by short-term investments sold.
      Net cash provided by financing activities was $1.2 and $2.8 million for the year ended September 30, 2005 and for the twelve months ended September 30, 2004, respectively. Cash provided by financing activities principally resulted from the exercise of employee stock options and employee stock purchases.
      Net cash provided by operating activities for the nine-month transitional period ended September 30, 2004 was $17.4 million despite a net loss due to an increase in our accounts payable and accrued expenses and a decrease in our patient accounts receivable. The increase in accrued expenses was significantly impacted by an increase of $13.7 million in accrued Medicare Cap liability from September 30, 2004.

      Net cash used in investing activities was $4.3 million for the nine-month transitional period ended September 30, 2004. This was due primarily to the investment in internally developed software and capital expenditures.
      Net cash provided by financing activities was $1.3 million for the nine-month transitional period ended September 30, 2004, which resulted from the exercise of the employee stock options.
      In December 2004, we renewed a $30.0 million revolving line of credit and entered into a $20.0 million term loan (credit facility). The credit facility is collateralized by substantially all of our assets including cash, accounts receivable and equipment. Loans under the revolving line of credit bear interest at an annual rate equal to the one-month London Interbank Borrowing Rate in effect from time to time plus 3.0% to 5.0%. Accrued interest under the revolving line of credit is due weekly.
      Under the revolving line of credit, we may borrow, repay and re-borrow an amount equal to the lesser of: (i) $30.0 million or (ii) 85% of the net value of eligible accounts receivable. Under the term loan, borrowings are based on allowable total indebtedness based on a multiplier of cash flow as defined in the loan agreement. The maturity date of the credit facility is December 22, 2009. As of September 30, 2005, there was no balance outstanding on the revolving line of credit or on the term loan.
      The credit facility contains certain customary covenants including those that restrict our ability to incur additional indebtedness, pay dividends under certain circumstances, permit liens on property or assets, make capital expenditures, make certain investments, and prepay or redeem debt or amend certain agreements relating to outstanding indebtedness. We were not in compliance with the financial debt service coverage covenant as of September 30, 2005; however, the lender provided a waiver through September 30, 2005.
      Overall Medicare payments to our hospice providers are subject to the annual Medicare Cap. If we are found by Medicare to have exceeded the annual Medicare Cap, Medicare will require that we make restitution for payments made to us in excess of the annual Medicare Cap. We were required to repay Medicare Cap of $13.4 million during the year ended September 30, 2005, $1.1 million during the nine-month transitional period ended September 30, 2004, zero million during the fiscal year ended December 31, 2003, $1.1 million during the fiscal year ended December 31, 2002, $0.5 million during the fiscal year ended December 31, 2001, and $0.1 million during the fiscal year ended December 31, 2000 for exceeding the annual Medicare Cap. As of the date of this report, we had not yet been assessed for exceeding the Medicare Cap for the 2005 Medicare Cap. As of September 30, 2005 and September 30, 2004, respectively, our accrued expenses included $18.1 million and $19.6 million for Medicare Cap accrued liability.
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
Contractual Obligations
      The following table summarizes our significant contractual obligations at September 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. The total excludes amounts already recorded on our balance sheet as current liabilities as of September 30, 2005 (in thousands):

	Total	2006	2007	2008	2009	2010	Thereafter

Total lease payments	$22,803	$5,857	$4,883	$4,302	$3,961	$2,970	$377

      The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts may be different depending on the time of receipt of goods or services or charges to agreed-upon amounts for some obligations.

      For the purpose of this table, contracted obligations for purchase commitments relating to goods and services are defined as agreements that are enforceable and legally binding on VistaCare and that specify all significant terms, including fixed or minimum quantities to purchase and approximate timing of the transaction.
Interest Rate and Foreign Exchange Risk

Interest Rate Risk
      We do not expect our cash flow to be affected to any significant degree by a sudden change in market interest rates. We have not implemented a strategy to manage interest rate market risk because we do not believe that our exposure to this risk is material at this time. We invest excess cash balances in money market accounts with average maturities of less than 90 days and our short-term investments generally are variable rate or contain interest reset features, which causes their face value to be relatively stable.

Foreign Exchange
      We operate our business within the United States and execute all transactions in U.S. dollars.
Payment, Legislative and Regulatory Changes
      We are highly dependent on payments from the Medicare and Medicaid programs. These programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by these programs for our services or changes in methods or regulations governing payments for our services could materially adversely affect our net patient revenues and profitability.
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
      The adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on the levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro-

forma net income and earnings per share set forth above in this Note except for the treatment of estimated forfeitures. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), no amounts of operating cash flows were recognized in prior periods for such excess tax deductions in both the periods of 2004 and 2005.
Risk Factors
      Investing in our common stock involves a degree of risk. You should carefully consider the material risk factors listed below and all other information contained in this Report before investing in our common stock. You should also keep these risk factors in mind when you read the forward-looking statements. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us.
      If any of the following risks occur, our business, our quarterly and annual operating results or our financial condition could be materially and adversely affected. In that case, the market price of our common stock could decline or become substantially volatile, and you could lose some or all of your investment.
We are dependent on payments from Medicare and Medicaid. Changes in the rates or methods governing these payments for our services could adversely affect our net patient revenue and profitability.
      Approximately 97% of our net patient revenue for the year ended September 30, 2005 consisted of payments from Medicare and Medicaid programs. Because we generally receive fixed payments for our hospice care services based on the level of care provided to our hospice patients, we are at risk for the cost of services provided to our hospice patients. We cannot assure you that Medicare and Medicaid will continue to pay for hospice care in the same manner or in the same amount that they currently pay. Reductions in amounts paid by government programs for our services or changes in methods or regulations governing payments, which would likely result in similar changes by private third-party payors, could adversely affect our net patient revenue and profitability.
Our profitability may be adversely affected by limitations on Medicare payments.
      Overall Medicare payments to our hospice providers are subject to an annual Medicare Cap amount, which for the twelve months ended October 31, 2005 was $19,777.51 per beneficiary. Compliance with the Medicare Cap is measured by calculating the annual Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that provider number during the Medicare regulation year and comparing the result with the product of the annual Medicare Cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that program or programs during that year. There is a further negative adjustment for the Medicare Cap calculation to the extent our first time beneficiaries are later admitted to another provider and also a positive adjustment for a beneficiary with a previous hospice election admitted to one of our providers, each pro-rated based on days of service. We reflected as a reduction to net patient revenue of approximately $11.9 million in the year ended September 30, 2005 and $14.8 million in the nine-month transitional period ended September 30, 2004, as a result of estimated reimbursements in excess of the annual Medicare Cap in those periods. Our ability to comply with this limitation depends on a number of factors relating to the hospice program or programs under a given Medicare provider number, including the rate at which our patient census increases, the average length of stay and the mix in level of care. Our profitability may be adversely affected if, in the future, we are unable to comply with this and other Medicare payment limitations.

If our expenses were to increase more rapidly than the fixed payment adjustments we receive from Medicare and Medicaid for our hospice services, our profitability could be negatively impacted.
      We generally receive fixed payments for our hospice services based on the level of care that we provide to patients and their families. Accordingly, our profitability is largely dependent on our ability to manage expenses of providing hospice services and to maintain a patient base with a sufficiently long length of stay to attain profitability. We are susceptible to situations, particularly because of our “open access” philosophy, where we may be referred a disproportionate share of patients requiring more intensive care and therefore more expensive care than other providers. Although Medicare and Medicaid currently provide for an annual adjustment of the various hospice payment rates based on inflation and other economic factors, these hospice care increases have historically been less than actual inflation. If these annual adjustments were eliminated or reduced, or if our expenses of providing hospice services, over one-half of which consist of labor expenses, increase more than the annual adjustment, our profitability could be negatively impacted. In addition, cost pressures resulting from shorter patient lengths of stay and the use of more expensive forms of palliative care, including drugs and drug delivery systems, could negatively impact our profitability.
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
      In addition, many of our patients residing in nursing homes are eligible for both Medicare and Medicaid benefits. In these cases, the patient’s state Medicaid program pays their nursing home room and board charges and Medicare pays their hospice services benefit. In the past, the government has questioned whether the reimbursement levels for these dual-eligible hospice patients as well as for Medicare-only patients living in nursing homes may be excessive. Specifically, the government has expressed concerns that hospice programs may provide fewer services to patients who reside in nursing homes than to patients living in other settings, due to the presence of the nursing home’s own staff to address problems that might otherwise be handled by hospice personnel. Since hospice programs are paid a fixed daily amount, regardless of the volume or duration of services provided, the government is concerned that by shifting the responsibility and cost for certain patient care or counseling services to the nursing home, hospice programs may inappropriately increase their profitability. In the case of these dual-eligible patients, the government’s concern is that the cost of providing both the room and board and hospice services may be significantly less than the combined reimbursement paid to the nursing homes and hospice programs as a result of the overlap in services.
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
      We recorded a net loss of $2.3 million for the year ended September 30, 2005, and a net loss of $4.2 million for the nine-month transitional period ended September 30, 2004 and we had an accumulated deficit of $20.8 million at September 30, 2005. We cannot assure you that we will operate profitably in the future. In addition, we may experience significant quarter-to-quarter variations in operating results. We are pursuing a growth strategy focused primarily on same-store growth, but also involving the development of new hospice programs, the development of new in-patient units, and acquisitions of other hospice programs. Our growth strategy may involve, among other things, increased marketing expenses, significant cash expenditures, debt incurrence and other expenses that could negatively impact our profitability on a quarterly and an annual basis. Our net patient revenue could be adversely impacted by a number of factors including, in particular, reductions in Medicare payment rates and patient lengths of stay, which may not be within our control.
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
      According to the National Hospice and Palliative Care Organization, 67% of hospice programs in the United States in 2003 were not-for-profit programs. Accordingly, it is likely that a substantial number of acquisition opportunities will involve hospice programs operated by not-for-profit entities. In recent years, several states have increased review and oversight of transactions involving the sale of healthcare facilities by not-for-profit entities. Although the level of oversight varies from state to state, the current trend is to provide for increased governmental review, and in some cases, approval of transactions in which a not-for-profit entity sells a healthcare facility or business to a for profit entity. This increased scrutiny may increase the difficulty of completing or prevent the completion of acquisitions in some states in the future.
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
      Our largest competitors include Vitas Healthcare Corporation (a subsidiary of Chemed Corporation), Odyssey Healthcare, Inc., Manor Care, Inc., SouthernCare Hospice, Inc. and Beverly Enterprises, Inc.
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
      A substantial portion of our total assets consists of intangible assets, primarily goodwill. Goodwill, net of accumulated amortization, accounted for approximately 18% of our total assets as of September 30, 2005. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As a result, we no longer amortize goodwill and long-lived intangible assets. Instead, we review them at least annually to determine whether they have become impaired. If they have become impaired, we charge the impairment as an expense in the period in which the impairment occurred. Any event, which results in the significant impairment of our goodwill, such as closure of a hospice program or sustained operating losses, could have a materially adverse effect on our profitability.
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
      As of September 30, 2005, our capitalized software development costs, net of amortization, were approximately $3.4 million, most of which related to the development of CareNation, our proprietary software platform, and related application modules. If one or more of the application modules do not function as anticipated, we may be required to write off a significant amount of capitalized software development costs and we may experience significant disruptions in our operations, all of which could have a material adverse effect on our profitability. In addition, the expenses associated with training our employees to use these new applications effectively and errors arising from being unfamiliar with the new applications could have a materially adverse effect on our operations and profitability.
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
To comply with new laws and regulations regarding the security & confidentiality of patient medical information, we may be required to expend substantial sums on acquiring and implementing new information systems, which could negatively impact our profitability.
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
      We are covered by a general liability insurance policy on an occurrence basis with limits of $1.0 million per occurrence and $3.0 million in the aggregate. VistaCare is also covered by a healthcare professional liability insurance policy on a claims-made basis with limits of $1.0 million for each medical incident and $3.0 million in the aggregate. VistaCare maintains workers compensation coverage at the statutory limits and an employer’s liability policy with a $1 million limit, both with a $250,000 deductible per occurrence. We also maintain a policy insuring hired and non-owned automobiles with a $1.0 million limit of liability and a $1.0 million deductible. In addition, VistaCare maintains umbrella coverage with a limit of $10.0 million excess over the general, professional, hired and non-owned automobile and employer’s liability policies. VistaCare has not experienced any uninsured health care negligence losses.
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
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements and Notes to the consolidated financial statements. The financial statements were prepared in accordance with the accounting principles generally accepted in the U.S. and include certain amounts based on management’s judgment and best estimates. Other financial information presented is consistent with the financial statements.
      Management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed under the supervision of our principal executive and financial officers in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of September 30, 2005.
      The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears on the page 56 of this Report and expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting.
VistaCare, Inc.
December 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of VistaCare, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that VistaCare, Inc. maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). VistaCare, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that VistaCare, Inc. maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, VistaCare, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VistaCare, Inc. as of September 30, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended September 30, 2005, for the nine months ended September 30, 2004, and for the year ended December 31, 2003 and our report dated December 14, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Phoenix, Arizona
December 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of VistaCare, Inc.
      We have audited the accompanying consolidated balance sheets of VistaCare, Inc. as of September 30, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended September 30, 2005, nine months ended September 30, 2004 and for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VistaCare, Inc. at September 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for the year ended September 30, 2005, nine months ended September 30, 2004 and for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of VistaCare, Inc.’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2005, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Phoenix, Arizona
December 14, 2005

VISTACARE, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2005	2004

	(In thousands, except share
	information)
ASSETS
Current assets:
Cash and cash equivalents	$25,962	$28,687
Short-term investments	27,413	33,165
Patient accounts receivable (net of allowance for denials of $1,594 and $2,905 at September 30, 2005 and 2004, respectively)	20,202	17,495
Patient accounts receivable — room & board (net of allowance for denials of $1,527 and $2,980 at September 30, 2005 and 2004, respectively)	9,149	8,789
Prepaid expenses	3,811	3,404
Tax receivable	4,329	3,014
Deferred tax assets	8,826	10,676

Total current assets	99,692	105,230
Fixed assets, net	5,757	5,379
Goodwill	24,002	20,564
Other assets	7,310	6,619

Total assets	$136,761	$137,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,445	$1,367
Accrued expenses	45,709	45,117
Current portion of capital lease obligations	—	5

Total current liabilities	47,154	46,489
Deferred tax liability-non-current	2,745	3,776
Stockholders’ equity:
Class A Common Stock, $0.01 par value; authorized 33,000,000 shares; 16,376,529 and 16,209,282 shares issued and outstanding at September 30, 2005 and 2004, respectively	164	162
Additional paid-in capital	108,054	107,084
Deferred compensation	(555)	(1,175)
Accumulated deficit	(20,801)	(18,544)

Total stockholders’ equity	86,862	87,527

Total liabilities and stockholders’ equity	$136,761	$137,792

See accompanying notes to consolidated financial statements.

VISTACARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

		Nine Months
	Year Ended	Ended	Year Ended
	September 30,	September 30,	December 31,
	2005	2004	2003

	(In thousands, except per share information)
Net patient revenue	$225,432	$150,436	$191,656
Operating expenses:
Patient care expenses	147,211	100,096	114,631
Sales, general and administrative expenses (exclusive of stock-based compensation charges reported below)	76,933	53,877	54,455
Depreciation	1,959	1,198	1,054
Amortization	2,645	1,807	909
Stock-based compensation	304	239	1,329

Total operating expenses	229,052	157,217	172,378

Operating (loss) income	(3,620)	(6,781)	19,278
Non-operating income (expense):
Interest income	1,212	364	391
Interest expense	—	(68)	(126)
Other expense	(661)	(48)	(82)

Total non-operating income, net	551	248	183

Net (loss) income before income taxes	(3,069)	(6,533)	19,461
Income tax (benefit) expense	(812)	(2,301)	4,256

Net (loss) income	$(2,257)	$(4,232)	$15,205

Net (loss) income per common share:
Basic net (loss) income per common share	$(0.14)	$(0.26)	$0.97

Diluted net (loss) income per common share	$(0.14)	$(0.26)	$0.89

Weighted average shares outstanding:
Basic	16,316	16,082	15,707

Diluted	16,316	16,082	17,038

See accompanying notes to consolidated financial statements.

VISTACARE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY

	Stockholders’ Equity

	Common Stock		Additional
			Paid-In	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

	(In thousands)
Balance January 1, 2003	15,479	$155	$101,161	$(2,552)	$(29,517)	$69,247
Exercise of stock options	468	4	2,167	—	—	2,171
Exercise of warrants	20	—	—	—	—	—
Deferred compensation related to canceled stock options	—	—	(199)	199	—	—
Tax effect of stock option exercises	—	—	634	—	—	634
Secondary offering expenses	—	—	(510)	—	—	(510)
Amortization of deferred compensation	—	—	—	1,329	—	1,329
Net income	—	—	—	—	15,205	15,205

Balance December 31, 2003	15,967	159	103,253	(1,024)	(14,312)	88,076
Exercise of stock options	242	3	1,367	—	—	1,370
Deferred compensation related to canceled stock options	—	—	(91)	91	—	—
Tax effect of stock option exercises	—	—	2,074	—	—	2,074
Amortization of deferred compensation	—	—	—	239	—	239
Restricted stock grant	—	—	481	(481)	—	—
Net loss	—	—	—	—	(4,232)	(4,232)

Balance September 30, 2004	16,209	162	107,084	(1,175)	(18,544)	87,527
Exercise of stock options	147	2	726	—		728
Deferred compensation related to canceled stock options	—	—	(316)	316	—	—
Tax effect of stock option exercises	—	—	136	—	—	136
Amortization of deferred compensation	—	—	—	304	—	304
Employee stock purchase	21	—	424	—	—	424
Net loss	—	—	—	—	(2,257)	(2,257)

Balance September 30, 2005	16,377	$164	$108,054	$(555)	$(20,801)	$86,862

See accompanying notes to consolidated financial statements.

VISTACARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Nine Months
	Year Ended	Ended	Year Ended
	September 30,	September 30,	December 31,
	2005	2004	2003

	(In thousands)
Operating activities
Net (loss) income	$(2,257)	$(4,232)	$15,205
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	1,959	1,198	1,054
Amortization	2,645	1,807	909
Amortization of deferred compensation related to stock options and grants	304	239	1,329
Deferred income tax expense (benefit)	819	(4,810)	(2,090)
Loss on disposal of assets	480	—	23
Tax benefit of stock option exercises	136	2,074	634
Changes in operating assets and liabilities:
Patient accounts receivable, net	(16,480)	8,023	(7,620)
Prepaid expenses and other	(1,722)	(2,739)	(2,674)
Accounts payable and accrued expenses	14,094	15,825	5,647

Net cash (used in) provided by operating activities	(22)	17,385	12,417
Investing activities
Short-term investments purchased	(23,740)	(141,282)	(219,046)
Short-term investments sold	29,492	140,982	186,182
Acquisitions	(4,868)	—	—
Purchases of equipment	(2,769)	(2,055)	(3,004)
Internally developed software expenditures	(913)	(1,051)	(1,768)
Increase in other assets	(1,057)	(907)	(879)

Net cash used in investing activities	(3,855)	(4,313)	(38,515)
Financing activities
Net payments on debt	—	(83)	(339)
Proceeds from issuance of common stock from exercise of stock options and employee stock purchases	1,152	1,370	2,171
Secondary costs	—	—	(510)

Net cash provided by financing activities	1,152	1,287	1,322

Net (decrease) increase in cash	(2,725)	14,359	(24,776)
Cash and cash equivalents, beginning of period	28,687	14,328	39,104

Cash and cash equivalents, end of period	$25,962	$28,687	$14,328

Cash and short-term investments, end of period	$53,375	$61,852	$47,193

Supplemental cash flow data
Interest paid	$—	$68	$126

Medicare Cap liability paid through receivables reductions	$13,394	$1,102	—

See accompanying notes to consolidated financial statements.

VISTACARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Description of Business
      VistaCare, Inc. (VistaCare, “Company” or “we” or similar pronoun), is a Delaware corporation providing medical care designed to address the physical, emotional, and spiritual needs of patients with a terminal illness and the support of their family members. Hospice services are provided predominately in the patient’s home or other residence of choice, such as a nursing home or assisted living facility, or in a hospital or inpatient unit. Inpatient services are provided by VistaCare at its inpatient units and through leased beds at unrelated hospitals and skilled nursing facilities on a per diem basis. VistaCare provides services in Alabama, Arizona, Colorado, Georgia, Indiana, Massachusetts, New Mexico, Nevada, Ohio, Oklahoma, Pennsylvania, South Carolina, Texas and Utah.

1.	SIGNIFICANT ACCOUNTING POLICIES

Change in Year End
      On August 18, 2004, VistaCare’s Board of Directors changed the Company’s fiscal year-end from December 31 to September 30. The results now being reported by the Company relate to the twelve-month fiscal year ending September 30, 2005, the nine-month transitional period ended September 30, 2004 and the twelve-month fiscal year ended December 31, 2003.

Basis of Presentation
      The accompanying consolidated financial statements include accounts of VistaCare and its wholly owned subsidiaries: VistaCare USA, Inc., Vista Hospice Care, Inc., and FHI Health Services, Inc. (including its wholly owned subsidiaries). Intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents
      Cash and cash equivalents include highly liquid investments with a maturity of the investments being for a period of three months or less when purchased. Cash equivalents are carried at cost, which approximates fair value.

Short-Term Investments
      VistaCare accounts for investments under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Investments. VistaCare’s investments are classified as available-for-sale. VistaCare defines short-term investments as income yielding securities that can be converted into cash. Short-term investments include tax-exempt auction rate securities maturing within 30 days. Those investments are carried at cost, which approximates fair value. All of the underlying investments have maturing dates in excess of ten years from September 30, 2005. Interest income amounted to $1.2 million, $0.3 million and $0.3 million for the year ended September 30, 2005, for the nine-month transitional period ended September 30, 2004, and for the year ended December 31, 2003, respectively; and are included in interest income. The investments are comprised of tax-exempt auction rate securities (primarily municipal bonds) have a rating of AAA or Aaa.

Patient Accounts Receivable
      VistaCare receives payment for services provided to patients from third-party payors including federal and state governments under the Medicare and Medicaid programs and private insurance companies. Approximately 89% and 87% of VistaCare’s accounts receivable were from Medicare and Medicaid as of September 30, 2005 and 2004, respectively. VistaCare also receives reimbursements from state Medicaid programs for room and board services provided at contracted nursing homes (see “Nursing Home Costs” below).

VISTACARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fixed Assets
      Fixed assets consist of equipment, furniture, fixtures, construction in progress and leasehold improvements, which are recorded at cost. Equipment acquired with acquisitions is recorded at estimated fair value on the date of acquisition. The Company’s construction of an in-patient unit in Atlanta has been capitalized in construction in progress, until opening, will then be moved to leasehold improvements and depreciated. Depreciation is calculated on the straight-line method over the estimated useful lives of depreciable assets, typically five years. Leasehold improvements are capitalized and amortized using the straight-line method over the lesser of the terms of the leases or the estimated useful lives of the assets, and repairs and maintenance are charged to operations in the period incurred.

Capitalized Software Development Expenses
      We have capitalized certain internal costs related to the development of software used in our business. We capitalize all qualifying internal expenses incurred during the application development stage. Costs incurred during the preliminary project stage and post-implementation/operation stages are expensed as incurred. We amortize the capitalized software development costs related to particular software over a three-year period commencing when that software is substantially complete and ready for its intended use. Capitalized software development costs as of September 30, 2005 related to our billing software. We began amortizing the development costs related to our new billing software in the fourth quarter of 2003. During 2005 we performed a review of elements of capitalized costs and recorded a loss on disposal of $0.2 million for portions no longer used.

Acquisitions
      Acquisitions during 2005 included the purchase of the Prayer of Jabez Hospice, on January 11, 2005 in Houston, Texas for $0.3 million. We anticipate this purchase will broaden several of our current markets and further develop culturally underserved markets. The cash purchase was paid in April 2005.
      Additionally on September 18, 2005, we finalized the purchase of Lovelace Sandia Hospice in Albuquerque, New Mexico and the total acquisition price was $4.6 million. With this acquisition, VistaCare assumed responsibility for all Lovelace Sandia Hospice operations in the Albuquerque area, including a five-year lease on the 11-bed inpatient unit at the Albuquerque Regional Medical Center. VistaCare will provide home-based and inpatient hospice care for all eligible patients in the region, which includes patients from Albuquerque Regional Medical Center, Lovelace Medical Center, West Mesa Medical Center, Lovelace Sandia Health System’s Women’s Hospital and Rehabilitation Hospital of New Mexico. $1.4 million of the purchase price was allocated to covenant not to compete, which will be goodwill amortized over 5 years for book purposes and $3.2 million was recorded as goodwill.
      Both of our 2005 acquisitions were acquisitions of an operating business and were structured as asset purchases, therefore the intangible assets and goodwill are deductible over 15 years for income tax purposes.

Goodwill
      Goodwill remaining from our acquisitions was $24.0 million as of September 30, 2005 and relates to one single reporting unit. Prior to 2002, we were amortizing the goodwill from our acquisitions over 30 years. Rules issued by the Financial Accounting Standards Board, effective beginning in 2002, require that we no longer amortize goodwill. These rules require that we analyze our goodwill for impairment annually, or more often if events or circumstances arise that indicate that the carrying value of our goodwill exceeds its fair market value. Based on our annual review performed in the fourth quarter of each year, we have concluded that no basis for impairment of our goodwill existed as of September 30, 2005.

VISTACARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Patient Revenue
      Net patient revenue is the amount VistaCare believes we are entitled to collect for our services in accordance with SAB 101 and 104, adjusted as described below. The amount varies depending on the level of care, the payor and the geographic area where the services are rendered. We derive net patient revenue from billings to Medicare, Medicaid, private insurers, managed care providers, patients and others. We operate under arrangements with those payors pursuant to which they reimburse us for services we provide to hospice eligible patients they cover, subject only to our submission of adequate and timely claim documentation. Our patient intake process screens patients for hospice eligibility and identifies whether their care will be covered by Medicare, Medicaid, private insurance, managed care or self-pay. We recognize patient revenues once a physician has verified the patient’s hospice eligibility, the patient’s coverage from a payment source has been verified and services have been provided to that patient. Net patient revenue includes adjustments for charity care and estimated payment denials (which VistaCare experiences from time to time for reasons such as its failure to submit complete and accurate claim documentation, its failure to provide timely written physician certifications or recertifications as to patient eligibility, or the payor deems the patient ineligible for insurance coverage), contractual adjustments, amounts VistaCare estimates it could be required to repay to Medicare, such as payments that VistaCare would be required to make in the event that any of its programs exceed the annual Medicare Cap, and subsequent changes to initial level of care determinations.
      Net patient revenue includes adjustments for estimated required repayments to Medicare, if any of our programs exceed the annual Medicare Cap and estimated payment denials, contractual adjustments and subsequent changes to initial level of care determinations.

Medicare Cap
      We recorded reductions to net patient revenue for exceeding the annual Medicare Cap of $11.9 million for the year ended September 30, 2005, $14.8 million for the nine-month transitional period ended September 30, 2004 and $4.6 million for the fiscal year ended December 31, 2003.
      The $11.9 million reduction to net patient revenue for Medicare Cap for the year ended September 30, 2005 includes the following estimated accruals or adjustments:

•	$6.6 million for patient service dates during the 2005 Medicare Cap year, including pro-ration for estimated services that these 2005 patients may receive from other non-VistaCare hospice programs;

•	$1.6 million resulting from CMS’s lower than expected inflation adjustment in respect of the per beneficiary reimbursement or Cap amount for the 2005 Medicare Cap year as a result of CMS incorrectly computing the per beneficiary Cap amount used by all hospice providers for the 2004 Medicare Cap year. On August 26, 2005, CMS issued its transmittal 663, publishing the final Medicare Cap amount of $19,777.51 for the 2005 Medicare Cap year (i.e., the Cap year ended October 31, 2005) and indicated that the Cap amount for the 2004 Medicare Cap year (i.e., the Cap year ended October 31, 2004) was incorrectly computed;

•	$2.7 million for a 2005 change in estimate with respect to 2004 to reflect CMS’s August 26, 2005 transmittal indicating that “the hospice Cap amount for the Cap year ended October 31, 2004, was incorrectly computed”;

•	$1.1 million for a 2005 change in estimate with respect to 2003 based on our assumption the hospice Cap amount for the Cap year ended October 31, 2003, was incorrectly computed in the same manner as the Cap year ended October 31, 2004;

•	$1.1 million for a 2005 change in estimate with respect to a re-assessment received from our Fiscal Intermediary (“FI”) in April 2005 for the 2002 Medicare Cap year. The FI had previously issued a zero assessment for 2002; and

VISTACARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	($1.2) million for a 2005 change in estimate with respect to net patient revenue to reverse estimated Medicare Cap accruals that were greater than actual assessment letters received from our FI in 2005 for the 2004 Medicare regulatory year.
      The following table summarizes our revenue reductions by the year in which the estimated amounts were known for each program year in which we have experienced Medicare Cap reductions (in millions):

	September 30,		September 30,		December 31,
Medicare Cap Reductions to Revenue and Assessments	2005		2004		2003

Estimated Cap recorded as a reduction of patient revenue	$11.9	(1)	$14.8	(3)	$4.6	(4)
Actual Cap assessment received	—	(2)	12.0		7.5

(1)	As of November 2, 2005, we have received all of our assessment letters pertaining to our fiscal year 2004. Medicare Cap accruals recorded include all of the detailed items above.

(2)	We have not received any assessment letters for our fiscal year 2005.

(3)	Includes $1.6 million for assessment letters received in 2004 for the 2003 Medicare Cap year, and represents the recorded Medicare Cap accruals for the nine-month transitional period ended September 30, 2004.

(4)	In 2003 upon receipt of an assessment letter from our fiscal intermediary indicating that there would be no assessment for the 2002 Medicare Cap year, we reversed a $1.3 million accrual recorded in 2002.

Denials and Contractual Adjustments
      We adjust our estimates for payment denials from time to time based on our billing and collection experience, and payor mix. VistaCare estimates such adjustments to net patient revenue based on significant historical experience utilizing our centralized billing and collection department, which continually monitors the factors that could potentially result in a change in charge denial experience. We recorded reductions to net patient revenue for estimated payment denials, contractual adjustments (such as differences in payments by commercial payors) and subsequent changes to initial level of care determinations (made retroactively by VistaCare staff after initial admission) of $2.9 million for the year ended September 30, 2005, $3.8 million for the nine-month transitional period ended September 30, 2004 and $4.2 million for the year ended December 31, 2003, respectively. As of September 30, 2005 and September 30, 2004, the allowance for denials on patient accounts receivable and room & board was $3.1 million and $5.9 million, respectively. The decrease in our allowances was primarily due to a change in our charge-off practices whereby we have accelerated the timing of the charge-off and to a lesser extent on more favorable collection experience. Any adjustments to net patient revenue for changes in estimates, based on historical trends, are made in the period, in which the indicators of the need for the change occur.
      We recorded a reduction of $1.2 million to the allowance for denials in the fourth quarter related to the accelerated timing of charge-offs.
      Medicare and Medicaid reimbursements account for approximately 93% and 4% of our net patient revenue for each of the three periods ended September 30, 2005, September 30, 2004 and December 31, 2003, respectively with the balance being private insurers and Managed Care. Whether Medicare or Medicaid continues to provide reimbursement for hospice care is dependent upon governmental policies.

Charity Care
      VistaCare provides care at no cost to patients who are not eligible for insurance coverage and meet certain financial need criteria established by VistaCare. Charity care totaled approximately $2.0 million, $1.5 million and $2.9 million for the year ended September 30, 2005, for the nine-month transitional period

VISTACARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ended September 30, 2004 and for the year ended December 31, 2003. Since VistaCare does not pursue collection of amounts determined to qualify as charity care, these amounts are not recorded in net patient revenues. Expenses VistaCare incurs in providing charity care are recorded as patient care expenses.

Expenses
      We recognize expenses as incurred. Our primary expenses include patient care expenses, nursing home costs, sales, general and administrative expenses, advertising expenses, income taxes and insurance.

Patient Care Expenses
      Patient care expenses consist primarily of salaries, benefits, payroll taxes and travel expenses associated with our hospice care providers. Patient care expenses also include the cost of pharmaceuticals, durable medical equipment, medical supplies, inpatient unit expenses, nursing home costs and purchased services such as ambulance, infusion and radiology. We incur inpatient unit expenses primarily through per diem charge arrangements with hospitals and skilled nursing facilities where we provide our services. We currently operate two inpatient units, an eleven-bed inpatient unit in a hospital, and a seventeen-bed unit in a long-term acute care hospital.

Nursing Home Costs
      For patients receiving nursing home care under state Medicaid programs who elect hospice care in states other than Arizona, Oklahoma and Pennsylvania, who elect hospice care under Medicare or Medicaid, VistaCare contracts with nursing homes for the nursing homes’ provision to patients of room and board services. In these states, the applicable Medicaid program must pay VistaCare, in addition to the applicable Medicare or Medicaid hospice daily or hourly rate, an amount equal to no more than 95% of the Medicaid daily nursing home rate for room and board services furnished to the patient by the nursing home. Under VistaCare’s standard nursing home contracts, VistaCare pays the nursing home for these room and board services at predetermined contract rates, between 95% and 100% of the full Medicaid allowable per diem nursing home rate. In Arizona, Oklahoma and Pennsylvania, the Medicaid program pays the nursing home directly for these expenses or has created a Medicaid managed care program that either reduces or eliminates this room and board payment. Effective July 1, 2005, South Carolina switched from paying the nursing home directly to paying VistaCare the daily nursing home rate for room and board services.
      Nursing home expenses totaled approximately $53.1 million, $34.3 million and $35.1 million for the year ended September 30, 2005, for the nine-month transitional period ended September 30, 2004 and for the year ended December 31, 2003, respectively. Nursing home revenues totaled approximately $47.9 million, $30.9 million and $30.3 million for the year ended September 30, 2005, for the nine-month transitional period ended September 30, 2004 and for the year ended December 31, 2003, respectively. Revenues are less than the expenses due to provisions for estimated uncollectible amounts and differences in nursing home contracted rates. We account for the difference between the amount we pay the nursing home and the amount we receive from Medicaid (net of estimated room and board reimbursement claim denials) as patient care expenses. We refer to this difference as “nursing home costs, net”. Our nursing home costs, net, were $5.2 million, $3.4 million and $4.8 million for the year ended September 30, 2005, for the nine-month transitional period ended September 30, 2004 and for the year ended December 31, 2003, respectively.

Sales, General and Administrative Expenses
      Sales, general and administrative expenses primarily include salaries, payroll taxes, benefits and travel expenses associated with our staff not directly involved with patient care, bonuses for all employees, marketing, office leases and professional services, which are expensed as the services are rendered.

VISTACARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the year ended September 30, 2005 the Company underwent a New Mexico Gross Receipts tax audit relating to the taxable years ended 1998 to 2004. The New Mexico Taxation and Revenue Department assessed the Company approximately $0.5 million of tax and interest and we accrued the expense in fiscal 2005. However, the company filed a formal protest letter relating to a portion of the assessment. We are still awaiting the outcome of their decision.

Advertising Expenses
      VistaCare expenses all advertising expenses as incurred, which totaled approximately $3.2 million, $2.8 million and $2.9 million for the year ended September 30, 2005, for the nine-month transitional period ended September 30, 2004 and for the year ended December 31, 2003, respectively.

Income Taxes
      VistaCare accounts for income taxes under the liability method as required by Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on temporary differences between financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which the related taxes are expected to be paid or recover. VistaCare assesses the recoverability of deferred tax assets and provides a valuation reserve when it is no longer more likely than not that the assets will be recovered.

Insurance
      VistaCare had retrospective workers compensation insurance policies for the policy period beginning March 31, 2002 and 2003 and as of September 30, 2005 we have recorded a $0.1 million reserve for future losses associated with these periods. For the policy period beginning March 31, 2004 and 2005, VistaCare had a high deductible plan that required VistaCare to fund $2.4 million and $1.7 million, to a depleting cash fund during 2004 and 2005 respectively. As of September 30, 2005 VistaCare has recorded a long-term asset associated with the depleting cash fund balance of $1.0 million and $0.8 million related to the 2004 and 2005 policy periods respectively. In addition VistaCare has recorded approximately $0.7 million and $0.7 million in prepaid expenses and a $0.7 million and $0.7 million accrual for future losses associated with the 2004 and 2005 policy years, respectively.

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

VISTACARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      If compensation for options granted under VistaCare’s stock options plans had been determined based on the deemed fair value at the grant date consistent with the method provided under SFAS 123, then VistaCare’s net (loss) income would have been as indicated in the pro forma table below (in thousands, except share related information)(See Note 7 for further discussion of VistaCare’s stock-based employee compensation).

		Nine Months
	Year Ended	Ended	Year Ended
	September 30,	September 30,	December 31,
	2005	2004	2003

Net (loss) income:
As reported:	$(2,257)	$(4,232)	$15,205
Deduct total stock-based compensation expense determined under fair value method for all awards, net of tax impact	(4,254)	(1,412)	(980)

Pro forma net (loss) income to common stockholders	$(6,511)	$(5,644)	$14,225

Basic net (loss) income per common share:
As reported	$(0.14)	$(0.26)	$0.97
Pro forma	(0.40)	(0.35)	0.91
Diluted net (loss) income per common share:
As reported	$(0.14)	$(0.26)	$0.89
Pro forma	(0.40)	(0.35)	0.83
Weighted average shares used in computation:
Basic	16,316	16,082	15,707
Diluted	16,316	16,082	17,038
There was a $4.8 million increase in pro forma stock based compensation expense in the third quarter of fiscal 2005 related to the early vesting of out-of-the money employee stock options.

Earnings Per Share
      Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of shares outstanding during the period plus the effect of potentially dilutive securities, including outstanding warrants and employee stock options (using the treasury stock method). The effect of potentially dilutive securities amounting to 2.7 million shares, 2.5 million shares, and 0.1 million shares were not included in the diluted earning per share calculation for the year ended September 30, 2005, for the nine-month transitional period ended September 30, 2004 and for the year ended December 31, 2003, respectively, because inclusion of the securities would be anti-dilutive.

VISTACARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications
      Certain amounts have been reclassified to conform to the current presentation.

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
      The adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on the levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro-forma net income and earnings per share set forth above in this Note. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), no amounts of operating cash flows were recognized in prior periods for such excess tax deductions in both the periods of 2004 and 2005.

2.	Fixed Assets
      A summary of fixed assets follows (in thousands):

	September 30,	September 30,
	2005	2004

Equipment	$9,249	$8,106
Furniture and fixtures	2,515	1,886
Leasehold improvements	1,449	1,309
Construction in progress	278	—

Total fixed assets	13,491	11,301
Accumulated depreciation	(7,734)	(5,922)

Fixed assets, net	$5,757	$5,379

VISTACARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Other Assets
      A summary of other assets follows (in thousands):

	September 30,	September 30,
	2005	2004

Internally developed software, net of allowance of $4,209 and $2,118 as of September 30, 2005 and September 30, 2004, respectively	$3,380	$4,984
Worker’s compensation, restricted cash	1,842	812
Covenant-not-to-compete, net of amortization of $35 as of September 30, 2005	1,365	—
Refundable deposits	415	387
Computer software, net of allowance of $2,035 and $1,670 as of September 30, 2005 and September 30, 2004, respectively	273	400
Notes receivable	35	36

Total other assets	$7,310	$6,619

4.	Accrued Expenses
      A summary of accrued expenses follows (in thousands):

	September 30,	September 30,
	2005	2004

Medicare Cap accrual	$18,057	$19,584
Patient care expenses	13,186	11,386
Accrued administrative expenses	3,713	4,486
Salaries and payroll taxes	4,888	4,019
Self-insured health expenses	3,011	3,027
Accrued paid time-off	2,115	2,615
Accrued taxes	739	—

Total accrued expenses	$45,709	$45,117

5.	Income Taxes
      The components of income tax (benefit) expense follows (in thousands):

	Year Ended	Nine Months Ended	Year Ended
	September 30,	September 30,	December 31,
	2005	2004	2003

Current taxes:
Federal	$(2,268)	$2,207	$4,810
State	647	302	1,536

Current income tax (benefit) expense	$(1,621)	$2,509	$6,346

Deferred taxes:
Federal	1,007	(4,070)	(1,798)
State	(198)	(740)	(292)

Deferred income tax (benefit) expense	809	(4,810)	(2,090)

Total income tax (benefit) expense	$(812)	$(2,301)	$4,256

VISTACARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The reconciliation of income tax (benefit) expense computed at the federal statutory tax rate to income tax (benefit) expense recorded is as follows (in thousands):

			Nine Months Ended
	Year Ended		September 30,		Year Ended
	September 30, 2005		2004		December 31, 2003

	Amount	Percent	Amount	Percent	Amount	Percent

Tax (benefit) expense at statutory rate	$(1,044)	34%	$(2,287)	(35)%	$6,811	35%
State taxes, net of federal benefit	297	(9)%	(285)	(4)%	1,012	5%
Change in valuation allowance	—	0%	—	0%	(3,891)	(20)%
Effect of permanent items	(81)	3%	114	2%	70	0%
Other	16	(2)%	157	2%	254	2%

Total income tax (benefit) expense	$(812)	26%	$(2,301)	(35)%	$4,256	22%

      Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of asset and liabilities for financial reporting purposes and the amounts used for income tax purposes at the enacted rate. A summary of deferred tax assets and liabilities follows (in thousands):

	September 30,	September 30,
	2005	2004

Deferred tax assets:
Allowance for denials	$1,211	$2,295
Accrued expenses	515	186
Stock option compensation	325	348
Medicare Cap accrual	6,504	7,638
Workers compensation accrual	271	209
Net operating loss	208	—

Total deferred tax assets	9,034	10,676
Deferred tax liabilities:
Depreciation and amortization	(1,772)	(1,832)
Software development expenses	(1,181)	(1,944)

Total deferred tax liabilities	(2,953)	(3,776)

Net deferred assets	$6,081	$6,900

      We are estimating a $7.4 million Federal taxable loss for the year ended September 30, 2005. The tax effect of the net operating loss carryback is classified as a current benefit and the anticipated refund is included in the taxes receivable account given that the company has sufficient income in prior years to carry back the projected loss for a refund. As of September 30, 2005 the Company has net operating loss carryforwards for state income tax purposes of approximately $5.0 million, which expire in 2011 and 2026.
      Cash payments for income taxes were approximately $0.9 million, $4.2 million and $4.8 million during the year ended September 30, 2005, the nine-month transitional period ended September 30, 2004 and the year ended December 31, 2003, respectively.

6.	Long-Term Debt
      In December 2004, VistaCare renewed a $30.0 million revolving line of credit and entered into a $20.0 million term loan (credit facility). The credit facility is collateralized by substantially all of VistaCare’s

VISTACARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assets including cash, accounts receivable and equipment. Loans under the revolving line of credit bear interest at an annual rate equal to the one-month London Interbank Borrowing Rate in effect from time to time plus 3.0-5.0%. Accrued interest under the revolving line of credit is due weekly.
      Under the revolving line of credit, VistaCare may borrow, repay and re-borrow an amount equal to the lesser of: (i) $30.0 million or (ii) 85% of the net value of eligible accounts receivable. Under the term loan, borrowings are based on allowable total indebtedness based on a multiplier of cash flow as defined in the loan agreement. The maturity date of the credit facility is December 22, 2009. As of September 30, 2005, there was no balance outstanding on the revolving line of credit or on the term loan.
      The credit facility contains certain customary covenants including those that restrict the ability of VistaCare to incur additional indebtedness, pay dividends under certain circumstances, permit liens on property or assets, make capital expenditures, make certain investments, and prepay or redeem debt or amend certain agreements relating to outstanding indebtedness. The Company was not in compliance with the financial debt service coverage covenant as of September 30, 2005; however, the lender provided a waiver through September 30, 2005.

7.	Stock Plans

1998 Stock Option Plan
      In 1998, VistaCare established a qualified and nonqualified stock option plan (the 1998 Plan) whereby options to purchase shares of VistaCare’s common stock are granted at a price equal to the estimated fair value of the stock at the date of the grant as determined by the Board of Directors. A total of 4,000,000 shares of common stock are reserved for issuance under the 1998 Plan. The options granted under the 1998 Plan typically vest over a three, five or seven-year period.
      For the years ended September 30, 2005, for the nine-month transitional period ended September 30, 2004 and for the year ended December 31, 2003, the weighted average grant date fair value of the 1998 stock options approximated $7.14, $6.81 and $6.34, respectively.
      Total 1998 stock options vested and exercisable as of September 30, 2005, September 30, 2004 and December 31, 2003 was 1.5 million, 0.8 million and 0.8 million, respectively.
      In accordance with Accounting Principles Board Opinion No. 25 and its related interpretations, certain options were deemed to be subject to compensation charges. VistaCare recorded deferred compensation in connection with the grant of stock options to employees for the year ended September 30, 2005, for the nine-month transitional period ended September 30, 2004 and for the year ended December 31, 2003 as follows:

•	For options granted in November 2001, February 2002, May 2002, and August 2002, the fair value on the grant dates, as determined by VistaCare’s board of directors, was approximately $3.75, $3.75, $6.25 and $12.50, respectively. In connection with VistaCare’s IPO, VistaCare determined that the estimated deemed fair value of its common stock for accounting purposes to be $5.35, $7.75, $10.33 and $13.75 as of November 2001, February 2002, May 2002 and August 2002, respectively. The compensation charge for these options results from the differential between the exercise price and deemed fair market value at the time of grant;

•	In November 2002, 320,000 stock options were granted to VistaCare’s Chief Executive Officer with an exercise price of $12.50 per share. The shares subject to the option vest on September 30, 2012. However, if the average closing price of VistaCare’s common stock during specified periods exceeds specified thresholds (which increase over time), the vesting of the option will be accelerated with respect to a portion of the shares covered by the option. These options are subject to a variable accounting charge until all options vest and as a result of this determination, the Compensation

VISTACARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Committee of VistaCare’s Board of Directors modified the vesting period so as to accelerate the vesting period to February 24, 2003; and

•	In August of 2004, VistaCare granted 30,000 shares of restricted stock to two executive officers at no cost, which will cause the Company to recognize $0.5 million in compensation expense ratably over the four-year vesting period if those executive officers remain employed throughout the vesting period. Subsequent to December 31, 2004 the Executive Vice President of Education and Technology’s employment with VistaCare was terminated and the 15,000 shares of restricted stock awarded to him in August of 2004 were canceled. The cancellation will decrease the amount of deferred compensation expense VistaCare will recognize in the future by approximately $0.2 million.
      These stock option grants resulted in deferred compensation expense of $0.3 million, $0.2 million and $1.3 million for the year ended September 30, 2005, for the nine-month transitional period ended September 30, 2004 and for the year ended December 31, 2003, respectively. Approximately $1.1 million of this deferred charge was expensed in February 2003 due to the accelerated vesting of the options issued to VistaCare’s Chief Executive Officer. The remaining deferred compensation will be amortized ratably over the respective vesting periods of the options.
      Pro forma information regarding net (loss) income is required by SFAS No. 123, Accounting for Stock-Based Compensation, which requires that the information be determined as if VistaCare had accounted for its employee stock options granted during the year ended September 30, 2005, the nine-month transitional period ended September 30, 2004 and the year ended December 31, 2003 under the fair value method of SFAS 123 as disclosed in note 1. The deemed fair value for options granted prior to the IPO was estimated at the date of grant using the minimum value option valuation model, which assumes the stock price has no volatility since the common stock was not publicly traded at the time of grant. The following assumptions were used to calculate the deemed fair value of the option awards at the date of grant: no dividend payout expected, expected option life of 5 years and a risk free interest rate for the years ended which is representative of the one month treasury rate for the last published day of each quarter and the weighted average volatility factor for the twelve months ended December 31, 2003, nine months ended September 30, 2004 and twelve months ended September 30, 2005 was approximately 38%, 45% and 55% respectively.
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
      On May 4, 2005, the Company’s Board of Directors approved accelerating 613,624 options related to executive officers and 435,000 options related to non-executive officers out-of-the-money unvested employee stock options. Under SFAS 123, a modified award requires a new measurement of compensation cost as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified. Since there is no further service requirement for these stock options, the excess of the compensation cost for these options measured at the modification date, less amounts previously

VISTACARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expensed on a pro-forma basis, resulted in an increase to pro-forma compensation expense of $2.9 million net of tax impact for the year ended September 30, 2005.

	Number of	Exercise
	Accelerated	Price per
Holder of Non-qualified Stock Options	Options	Share

Executive Officers as of May 4, 2005:
Hughes, Carla	60,000	$34.09
Lewis, Stephen	15,000	34.09
Watson, Ron	32,000	36.20
Berry, Roseanne	25,000	34.09
Steging, Jon	16,000	36.25
Crisci, John	16,000	23.41
Crisci, John	15,000	34.09

All executive officers as a group (weighted average exercise price)	179,000	$33.71
All other employees (weighted average exercise price)	434,624	$28.06

Total (weighted average exercise price)	613,624	$29.71

      The acceleration of these options eliminates future compensation expense that the Company would otherwise recognize in its statement of operations with respect to these options upon the effectiveness of SFAS No. 123(R) (Share-Based Payment) as described above in “Recent Accounting Pronouncements” in October 2005. The maximum future expense that is eliminated is approximately $4.6 million. This amount is properly reflected in the pro-forma footnote disclosure in our fiscal 2005 financial statements, as permitted under the transition guidance provided by the Financial Accounting Standards Board.
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

2002 Non-Employee Director Stock Option Plan
      In 2002, VistaCare established a Non-Employee Director Stock Option Plan, or the director plan, which authorizes the grant of options to purchase up to 300,000 shares of common stock to non-employee directors. Under the director plan, each future non-employee director will be granted a stock option to purchase 20,000 shares of common stock on the date he or she is first elected to VistaCare’s board of directors. Since 2003, each non-employee director has been granted an option to purchase 10,000 shares of VistaCare common stock, provided that he or she attended at least 75% of the meetings of the board of directors in the preceding year or any board committee on which he or she served. The exercise price for all options granted under the director plan would be equal to the fair market value of the common stock on the date of grant. Each option granted under the director plan would be immediately exercisable in full. Each option will expire on the earlier of ten years from the date of grant or on the first anniversary of the date on which the optionee ceases to be a director.

VISTACARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summary information related to the all Plans is as follows:

	Number of	Weighted
	Shares Under	Average
	Option	Exercise Prices

Options outstanding at January 1, 2003	2,050,720	$6.19
Granted	262,160	25.79
Exercised	(468,286)	4.83
Canceled	(45,768)	7.95

Options outstanding at December 31, 2003	1,798,826	9.36
Granted	1,013,086	26.37
Exercised	(242,100)	5.60
Canceled	(75,568)	18.32

Options outstanding at September 30, 2004	2,494,244	11.34
Granted	715,200	16.81
Exercised	(146,370)	4.97
Canceled	(409,260)	18.21

Options outstanding at September 30, 2005	2,653,814	$16.62

      The following table summarizes the stock options outstanding exercisable as of September 30, 2005:

			Weighted			Weighted Average
		Weighted Average	Average			Exercise Price
		Exercise Price of	Outstanding	Unvested and	Vested and	Vested and
Price	Outstanding	Outstanding	Contractual Life	Unexercisable	Exercisable	Exercisable

$0.00 to $4.99	495,415	$3.64	$5.71	163,400	332,015	$3.75
$5.00 to $9.99	161,238	6.25	6.51	78,604	82,634	6.25
$10.00 to $14.99	383,764	12.51	7.13	25,304	358,460	12.50
$15.00 to $19.99	966,904	16.60	8.99	705,860	261,044	17.76
$20.00 to $24.99	135,940	23.05	8.43	19,000	116,940	23.31
$25.00 to $29.99	22,400	27.32	8.39	0	22,400	27.32
$30.00 to $34.99	415,553	33.92	8.17	0	415,553	33.92
$35.00 to $40.15	72,600	$36.05	$8.09	0	72,600	$36.05

	2,653,814			992,168	1,661,646

2002 Employee Stock Purchase Plan
      In 2002, VistaCare established an Employee Stock Purchase Plan, or the purchase plan, provides for the issuance of up to 200,000 shares of VistaCare common stock to participating employees.
      All VistaCare employees, including directors who are employees, and all employees of any participating subsidiaries, whose customary employment is more than 20 hours per week for more than five months in a calendar year, are eligible to participate in the purchase plan. Employees who would immediately, after the grant, own five percent or more of the total combined voting power or value of all classes of stock of the Company or any of its subsidiaries, as defined, may not participate. Those participating may purchase shares at the lesser of 85% of the full market value at the first or last day of the offering period.

VISTACARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

8.	401(k) Plan
      VistaCare maintains a qualified plan under Section 401(k) of the Internal Revenue Code of 1986. Under the 401(k) plan, a participant may contribute a maximum of 70% of his or her pre-tax earnings through payroll deductions, up to the statutorily prescribed annual limit of $14,000 in calendar year 2005. The percentage elected by more highly compensated participants may be required to be lower. In addition, at the discretion of VistaCare’s board of directors, VistaCare may make discretionary matching and/or profit-sharing contributions into the 401(k) plans for eligible employees. For the year ended September 30, 2005, for the nine-month transitional period ended September 30, 2004 and for the year ended December 31, 2003, VistaCare made a discretionary match of approximately $0.4 million, $0.1 million and $0.01 million, respectively.

9.	Minimum Lease Payments
      VistaCare conducts a major part of its operations from leased facilities, which include two extended care units and office space. The leases, which have varying terms, the latest of which expires in 2010, are classified as operating leases.
      Future minimum rental payments under non-cancelable leases with terms in excess of one year as of September 30, 2005, follows (in thousands):

2006	$5,857
2007	4,883
2008	4,302
2009	3,961
2010	2,970
Thereafter	377

$22,803

      Total rental expense was $5.2 million, $3.0 million and $3.7 million for the year ended September 30, 2005, and for the nine-month transitional period ended September 30, 2005, and for the year ended December 31, 2003, respectively.

10.	Related Party Transactions
      During 2005 the company agreed to purchase the home of its chief operating officer who joined the company during 2005 which was approved by the board of directors. The board of directors approved the purchase of the home because they believed the chief operating officer would be able to focus more attention on his current responsibilities. The company resold the home in less than a month for slightly less than the original purchase price which the chief operating officer has agreed to reimburse VistaCare. There were no other significant related party transactions.

VISTACARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Legal Proceedings
      Between August and September 2004, approximately five complaints were filed individually and on behalf of all others similarly situated in the United States District Court for the District of Arizona against the Company and two of our officers alleging violations of the federal securities laws arising out of declines in the Company’s stock price. Specifically, the complaints allege claims in connection with various statements and purported omissions to the public and to the securities markets relating to the Company’s August 2004 announcement of our decision to accrue an increased amount for the quarter ended June 30, 2004 for potential liability due to the Medicare Cap on reimbursement for hospice services. The five lawsuits were consolidated in April 2005. The consolidated case is in the early stages of discovery. The Company intends to vigorously defend the lawsuit. No assurances can be made that the Company will be successful in defense of such claims. If the Company is not successful in defense of such claims, we could be forced to make significant payments to the class of stockholders set forth in the consolidated complaint and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier. Even if such claims are not successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business, results of operations and financial position.
      Between August and September 2004, two shareholders filed separate derivative lawsuits purportedly on behalf of the Company against several present and former officers and members of the Board of Directors of the Company in the United States District Court for the District of Arizona. The two derivative complaints, which have been consolidated, allege breaches of fiduciary duties, abuse of control, mismanagement, waste of corporate assets and unjust enrichment, as a result of the same activities alleged in the lawsuits discussed above. The derivative complaint seeks attorney fees and the payment of damages to the Company. As of the date of this report, the defendants filed a motion to dismiss and no discovery has occurred.
      We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving all of the matters discussed in this note, individually or in aggregate, will not have a material adverse impact on our financial position or our results of operations, the litigation and other claims that we face are subject to inherent uncertainties and management’s view of these matters may change in the future. Should an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the effect becomes reasonably estimable.

VISTACARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Earning Per Share
      The following table presents the calculation of basic and diluted net (loss) income per common share (in thousands, except per share information):

		Nine Months
	Year Ended	Ended	Year Ended
	September 30,	September 30,	December 31,
	2005	2004	2003

Numerator
Net (loss) income	$(2,257)	$(4,232)	$15,205

Denominator
Denominator for basic net (loss) income per share — weighted average shares	16,316	16,082	15,707
Effect of dilutive securities employee stock options	—	—	1,322
Common stock warrants	—	—	9

Denominator for diluted net (loss) income per share — adjusted weighted average shares and assumed conversion	16,316	16,082	17,038

Net (loss) income per common share:
Basic net (loss) income to common stockholders	$(0.14)	$(0.26)	$0.97

Diluted net (loss) income to common stockholders	$(0.14)	$(0.26)	$0.89

13.	Allowance for Denials
      The allowance for denials for patient accounts receivable (including room and board charges) is as follows (in thousands):

		Nine Months
	Year Ended	Ended	Year Ended
	September 30,	September 30,	December 31,
	2005	2004	2003

Balance, beginning of year	$5,885	$6,050	$4,362
Provision for denials (reflected as a reduction to revenue)	6,215	6,241	7,140
Less write-offs, net of recoveries	(8,979)	(6,406)	(5,452)

Balance, end of year	$3,121	$5,885	$6,050

VISTACARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Unaudited Quarterly Financial Information
      The following table sets forth certain unaudited quarterly financial information for the year ended September 30, 2005 and for the nine-month transitional period ended September 30, 2004.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Fiscal year ended September 30, 2005
Net patient revenues	$56,615	$57,456	$57,476	$53,885	$225,432
Gross profit	21,507	22,131	21,363	13,220	78,221
Net income (loss)	708	1,131	980	(5,076)	(2,257)
Earnings per share
Basic	$0.04	$0.07	$0.06	$(0.31)	$(0.14)
Diluted	$0.04	$0.07	$0.06	$(0.31)	$(0.14)
Nine-month transitional period ended September 30, 2004
Net patient revenues	$53,649	$48,069	$48,718	—	$150,436
Gross profit	22,565	14,866	12,909	—	50,340
Net income (loss)	3,708	(1,751)	(6,189)	—	(4,232)
Earnings (loss) per share
Basic	$0.23	$(0.11)	$(0.38)	—	$(0.26)
Diluted	$0.22	$(0.11)	$(0.38)	—	$(0.26)
      During the fourth quarter ended September 30, 2005, the Company recorded charges for changes in estimate principally relating to a $5.3 million charge relating to adjustments and additional accruals as a result of CMS request transmittal 663 and a $1.1 million favorable adjustment for reduced allowance for denials accruals.

15.	Purchase Commitment
      VistaCare determined that no purchase commitments existed as of September 30, 2005 that the Company had not accounted for.
16.     Regulatory

Medicare and Medicaid Regulation
      Medicare payments for hospice services are subject to two additional limits or “Caps,” both of which are assessed on a provider-wide basis. Within our business we have 37 separate provider numbers for Medicare Cap purposes, each of which include one or more of our 58 programs.
      The first of these two Caps applies only to Medicare inpatient services. Specifically, if the number of inpatient care days of any hospice program provided to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provides to all patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine home care rate. None of the VistaCare’s hospice programs exceeded the payment limits on inpatient services in the year ended September 30, 2005, nine-month transitional period ended September 30, 2004 and year ended December 31, 2003.
      The second Cap is a limit on the total amount of Medicare payments that will be made to each of our programs operating under distinct provider numbers. This Medicare Cap amount is the aggregate limitation on reimbursement per beneficiary, and is revised annually to account for inflation. The Medicare Cap year for

VISTACARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
establishing the total amount paid to a provider begins on November 1 of each year and ends on October 31 of the following year. The Cap amount for any given year is usually announced by CMS during the month of August of that Cap year. As a result, a provider must estimate the Cap amount for approximately nine or ten months during the current Medicare Cap year based upon the prior year’s Cap amount and an anticipated inflation factor. For the Medicare year ended October 31, 2005, the Medicare Cap was $19,777.51 per beneficiary. Medicare and Medicaid currently provide for an annual adjustment of the various hospice payment rates based on the increase or decrease of the Medical Care Services category as published by the Consumer Price Index. These hospice rate increases have historically been less than actual inflation. Compliance with the Medicare Cap is not determined on the basis of an individual beneficiary’s experience, but is measured by calculating the total Medicare payments received under a given provider number with respect to services provided to all Medicare hospice care beneficiaries served within the provider number between each November 1 and October 31 of the following year (the “Medicare Cap year”). The result is then compared with the product of the Medicare Cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice provider during the relevant period (September 28 of each year and September 27 of the following year). There are further negative adjustments for the Medicare Cap calculation to the extent any of our first time beneficiaries are later admitted for hospice care to another provider and, there are also positive adjustments for beneficiaries with a previous hospice election who are admitted to one of our hospice providers. Those adjustments are pro-rated based on days of services. If actual Medicare reimbursements to the provider exceed that amount, Medicare requires that we repay the difference to Medicare.
      On October 17, 2005, we were notified by the Centers for Medicare and Medicaid Services that as a result of surveys conducted by the Indiana State Department of Health, the Medicare provider agreement for our Indianapolis hospice program was being terminated effective October 15, 2005. The determination also impacted our Terra Haute program because the two share the same Medicare provider number. Since a hospice provider must be certified in the Medicare program to participate in the Indiana Medicaid program, on October 20, 2005 we were similarly notified that our Indianapolis and Terra Haute programs were terminated as Medicaid providers effective October 15, 2005. We have filed appeals, but the decisions limit reimbursement for services provided to patients being served on the effective date of termination to up to 30 days following the effective date and no reimbursement will be made for any services to patients admitted into the effected programs after the date of termination. We have taken steps to allow the patients and families of the effected programs to remain under our care. Some patients transferred to another of our Indiana programs, some patients transferred to competitor programs, and we have continued to serve some patients at the Indianapolis and Terra Haute programs without reimbursement. We have also taken steps to separate Terra Haute from Indianapolis, have applied for a separate provider number for Terra Haute and have also applied to relocate our Bloomington, IN program to Indianapolis. Upon successful completion of state surveys and certification by CMS, we will again commence receiving reimbursement for Medicare and Medicaid services for our existing patients.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
      (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Interim Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or furnish under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.
      (b) Changes in Internal Controls. No change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Legal Proceedings
      Between August and September 2004, approximately five complaints were filed individually and on behalf of all others similarly situated in the United States District Court for the District of Arizona against the Company and two of our officers alleging violations of the federal securities laws arising out of declines in the Company’s stock price. Specifically, the complaints allege claims in connection with various statements and purported omissions to the public and to the securities markets relating to the Company’s August 2004 announcement of our decision to accrue an increased amount for the quarter ended June 30, 2004 for potential liability due to the Medicare Cap on reimbursement for hospice services. The five lawsuits were consolidated in April 2005. The consolidated case is in the early stages of discovery. The Company intends to vigorously defend the lawsuit. No assurances can be made that the Company will be successful in defense of such claims. If the Company is not successful in defense of such claims, we could be forced to make significant payments to the class of stockholders set forth in the consolidated complaint and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier. Even if such claims are not successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business, results of operations and financial position.
      Between August and September 2004, two shareholders filed separate derivative lawsuits purportedly on behalf of the Company against several present and former officers and members of the Board of Directors of the Company in the United States District Court for the District of Arizona. The two derivative complaints, which have been consolidated, allege breaches of fiduciary duties, abuse of control, mismanagement, waste of corporate assets and unjust enrichment, as a result of the same activities alleged in the lawsuits discussed above. The derivative complaint seeks attorney fees and the payment of damages to the Company. As of the date of this report, the defendants filed a motion to dismiss and no discovery has occurred.
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

PART IV

Item 15.	Exhibits, Financial Statement Schedules
      (a) The following are filed as part of this report:

(1) Financial Statements
      The following consolidated financial statements are included in Item 8:

•	Management’s Report on Internal Control Over Financial Reporting;

•	Reports of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets at September 30, 2005 and September 30, 2004;

•	Consolidated Statements of Operations for the year ended September 30, 2005, for the nine months ended September 30, 2004 and for the year ended December 31, 2003;

•	Consolidated Statements of Changes in Stockholders’ Equity for the year ended September 30, 2005, for the nine months ended September 30, 2004, and for the year ended December 31, 2003; and

•	Consolidated Statements of Cash Flows for the year ended September 30, 2005, for the nine months ended September 30, 2004 and for the year ended December 31, 2003.

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

Richard R. Slager
President and Chief Executive Officer
Dated: December 14, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 14, 2005 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Richard R. Slager Richard R. Slager	President and Chief Executive Officer (principal executive officer), Chairman of the Board of Directors

/s/ Jon A. Steging Jon A. Steging	Interim Chief Financial Officer (principal financial and accounting officer)

/s/ Pete A. Klisares Pete A. Klisares	Director

/s/ James C. Crews James C. Crews	Director

/s/ David W. Elliot, Jr. David W. Elliot, Jr.	Director

/s/ Perry G. Fine, MD Perry G. Fine, MD	Director

/s/ Jack A. Henry Jack A. Henry	Director

/s/ Geneva B. Johnson Geneva B. Johnson	Director

/s/ Ronald A. Matricaria Ronald A. Matricaria	Director

/s/ Jon Donnell Jon Donnell	Director

EXHIBIT INDEX

Exhibit
No.		Exhibit

3	.03*	Fourth Amended and Restated Certificate of Incorporation of VistaCare, Inc.

3.04		Amended and Restated By-Laws of VistaCare, Inc. (effective as of August 18, 2004). (Filed as Exhibit 3.2 to VistaCare’s Current Report on Form 8-K dated August 20, 2004 (and filed with the Commission on such date) and incorporated herein by reference).

4	.01*	Specimen certificate for shares of VistaCare, Inc. common stock.

4.02		Rights Agreement, dated as of August 18, 2004, between VistaCare, Inc. and Equiserve Trust Company, N.A., as Rights Agent. (Filed as Exhibit 1 to VistaCare, Inc.’s Form 8-A registration statement dated August 20, 2004 (and filed with the Commission on such date), and incorporated herein by reference).

10	.01†	1998 Stock Option Plan, as amended, restated and adopted by the Board of Directors on April 12, 2004 and subsequently approved by the stockholders at the 2004 annual meeting of stockholders.

10	.02*	2002 Employee Stock Purchase Plan.

10	.03*	2002 Non-Employee Director Stock Option Plan, as amended and restated November 11, 2002.

10	.04*	Employee Bonus Plan.

10	.17*	Form of Indemnification Agreement between VistaCare, Inc. and its directors and officers.

10	.22*+	Employment Offer Letter dated May 24, 2001 by and between VistaCare, Inc. and Richard R. Slager.

10	.27*	Key Employee Sale Bonus Plan.

10	.28*+	Management Agreement dated as of October 9, 2002 by and between VistaCare, Inc. and Richard R. Slager.

10	.31*+	Management Agreement dated as of October 9, 2002 by and between VistaCare, Inc. and Stephen Lewis.

10	.37*+	Nonstatutory Stock Option Agreement dated November 20, 2002 by and between VistaCare, Inc. and Richard R. Slager.

10.38		Lease Agreement dated January 16, 2003 by and between Anchor-Forum Portales I, LLC and VistaCare, Inc. (Filed as Exhibit 10.38 to VistaCare, Inc.’s 2003 Form 10-K and incorporated herein by reference).

10.39		Consulting Service Agreement dated as of September 1, 2003 between VistaCare, Inc. and Perry G. Fine, M.D. (Filed as Exhibit 10.39 to VistaCare, Inc.’s 2003 Annual Report on Form 10-K and incorporated herein by reference).

10	.42+	Management Agreement dated May 17, 2004 by and between VistaCare, Inc. and Ronald F. Watson (Filed as Exhibit 10.40 to VistaCare, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).

10.43		Second Amended and Restated Loan and Security Agreement dated as of December 23, 2004 by and among VistaCare, Inc. and its subsidiaries and Healthcare Business Credit Corporation. (Filed as Exhibit 10.1 to VistaCare’s Current Report on Form 8-K dated December 29, 2004 (and filed with the Commission on such date) and incorporated herein by reference).

10	.44†	Deferred Compensation Plan, as amended effective January 1, 2005.

10	.45†	First Amendment to the VistaCare, Inc. 1998 Stock Option Plan, effective as of August 10, 2004.

14	.01†	VistaCare, Inc. Code of Conduct and Ethics, as revised July 2005.

21	.01*	Subsidiaries.

Exhibit
No.		Exhibit

23	.01†	Consent of Independent Registered Public Accounting Firm.

31	.1†	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31	.2†	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Interim Chief Financial Officer.

32	.1†	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.

32	.2†	Certification pursuant to 18 U.S.C. Section 1350 of the Interim Chief Financial Officer.

*	Previously filed with the Securities and Exchange Commission as an exhibit to the registrant’s registration statement on Form S-1 (Registration No. 333-98033) dated August 13, 2002, or an amendment thereto, and incorporated herein by reference to the same exhibit number.

+	Management contracts and compensatory plan or arrangements required to be filed pursuant to Item 15(c) of Form 10-K.

†	Filed herewith.