Form 10-Q
period 2005-12-31
VISTACARE, INC.
filed 2006-02-09
CIK 787030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
                          Large accelerated filer ☐                      Accelerated filer ☑                      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of February 6, 2005, there were outstanding 16,392,143 shares of the issuer’s Class A Common Stock, $0.01 par value per share.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
VISTACARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	December 31,	September 30,
	2005	2005
	(unaudited)	(note 1)
ASSETS
Current assets:
Cash and cash equivalents	$13,686	$25,962
Short-term investments	27,573	27,413
Patient accounts receivable (net of allowance for denials of $2,001 and $1,594 at December 31, 2005 and September 30, 2005, respectively)	28,953	20,202
Patient accounts receivable — room & board (net of allowance for denials of $1,138 and $1,527 at December 31, 2005 and September 30, 2005, respectively)	4,650	9,149
Prepaid expenses	4,904	3,811
Tax receivable	4,271	4,329
Deferred tax assets	9,666	8,826

Total current assets	93,703	99,692
Fixed assets, net	7,046	5,757
Goodwill	24,002	24,002
Other assets	6,986	7,310

Total assets	$131,737	$136,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34	$1,445
Accrued Medicare Cap	13,161	18,057
Accrued expenses	25,064	27,652

Total current liabilities	38,259	47,154
Deferred tax liability-non-current	4,555	2,745
Stockholders’ equity:
Class A Common Stock, $0.01 par value; authorized 33,000,000 shares; 16,392,143 and 16,376,529 shares issued and outstanding at December 31, 2005 and September 30, 2005, respectively	164	164
Additional paid-in capital	108,093	108,054
Deferred compensation	—	(555)
Accumulated deficit	(19,334)	(20,801)

Total stockholders’ equity	88,923	86,862

Total liabilities and stockholders’ equity	$131,737	$136,761

See accompanying notes to consolidated financial statements.

VISTACARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share information)

	Three Months Ended
	December 31,
	2005	2004
Net patient revenue	$59,673	$56,615
Operating expenses:
Patient care expenses	35,921	35,108
Sales, general and administrative expenses	20,197	19,321
Depreciation	614	452
Amortization	648	603

Total operating expenses	57,380	55,484

Operating income	2,293	1,131
Non-operating income (expense):
Interest income	309	217
Interest expense	—	(7)
Other expense	(94)	(177)

Total non-operating income	215	33

Net income before income taxes	2,508	1,164
Income tax expense	1,041	456

Net income	$1,467	$708

Net income per common share:
Basic net income per common share	$0.09	$0.04

Diluted net income per common share	$0.09	$0.04

Weighted average shares outstanding:
Basic	16,381	16,214

Diluted	16,738	16,814

See accompanying notes to consolidated financial statements.

VISTACARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	December 31,
	2005	2004
Operating activities
Net income	$1,467	$708
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	614	452
Amortization	648	603
Share-based compensation	454	103
Deferred income tax expense (benefit)	970	(163)
Loss on disposal of assets	16	132
Changes in operating assets and liabilities:
Patient accounts receivable, net	(4,251)	2,862
Prepaid expenses and other	(1,035)	(237)
Payment of Medicare Cap assessments — decrease in accrued Medicare Cap	(6,121)	(4,938)
Increase in accrual for Medicare Cap	1,225	1,500
Accounts payable and accrued expenses	(3,999)	(4,047)

Net cash used in operating activities	(10,012)	(3,025)
Investing activities
Short-term investments purchased	(1,801)	(14,254)
Short-term investments sold	1,641	4,105
Purchases of equipment	(1,977)	(717)
Internally developed software expenditures	(112)	(436)
Increase in other assets	(154)	(271)

Net cash used in investing activities	(2,403)	(11,573)
Financing activities
Proceeds from issuance of common stock from exercise of stock options and employee stock purchase plan	139	122
Net cash provided by financing activities	139	122

Net decrease in cash	(12,276)	(14,476)
Cash and cash equivalents, beginning of period	25,962	28,687

Cash and cash equivalents, end of period	$13,686	$14,211

Cash and short-term investments, end of period	$41,259	$57,525

See accompanying notes to consolidated financial statements.

VISTACARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2005
Description of Business
     VistaCare, Inc. (VistaCare, Company or “we” or similar pronoun), is a Delaware corporation providing medical care designed to address the physical, emotional, and spiritual needs of patients with a terminal illness and the support of their family members. Hospice services are provided predominately in the patient’s home or other residence of choice, such as a nursing home or assisted living facility, or in a hospital or in-patient unit. VistaCare provides in-patient services at its in-patient units and through leased beds at unrelated hospitals and skilled nursing facilities on a per diem basis. VistaCare provides services in Alabama, Arizona, Colorado, Georgia, Indiana, Massachusetts, New Mexico, Nevada, Ohio, Oklahoma, Pennsylvania, South Carolina, Texas and Utah.
     The accompanying interim consolidated financial statements of VistaCare have been prepared in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (“fiscal 2005”), except for the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) — See Note 1.
1. Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited consolidated financial statements include accounts of VistaCare and its wholly owned subsidiaries: VistaCare USA, Inc., Vista Hospice Care, Inc., and FHI Health Services, Inc. (including its wholly-owned subsidiaries). Intercompany transactions and balances have been eliminated in consolidation.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary, consisting of normal recurring accruals, for a fair presentation have been included. Operating results for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006.
The balance sheet at September 30, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in VistaCare, Inc.’s Form 10-K for the year ended September 30, 2005.
Per Share Information
     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighed average number of shares outstanding during the period plus the effect of potentially dilutive securities, including shares and employee stock options of 16.7 million shares and 16.8 million shares for three months ended December 31, 2005 and December 31, 2004, respectively. The effect of dilutive securities not included because they would have been antidilutive were 2.0 million shares and 1.2 million shares for the three months ended December 31, 2005 and December 31, 2004, respectively.

Stock Based Compensation
     At December 31, 2005, the Company had two active share-based employee compensation plans. Stock option awards granted from these plans are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, ranging from one to five years, and generally have a maximum term of ten years. When options are exercised, new shares of the Company’s Class A common stock are issued.
     Prior to October 1, 2005, the Company accounted for the plans under the measurement and recognition provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Under APB Opinion No. 25, stock options granted at market required no recognition of compensation cost and a share-based compensation proforma disclosure regarding the proforma effect on net earnings assuming compensation cost had been recognized in accordance with Statement of Financial Accounting Standard No. 123 Stock-Based Compensation.

Three Months Ended
December 31,
2004
Net income to common stockholders:
As reported:	$708
Deduct total stock-based employee compensation expense determined under fair value method for all awards, net of tax impact	(812)

Pro forma net loss to common stockholders	$(104)

Basic net income (loss) per common share:
As reported	$0.04
Pro forma	(0.01)
Diluted net income (loss) per common share:
As reported	$0.04
Pro forma	(0.01)
Weighted average shares used in computation:
Basic	16,214
Diluted	16,814
     Effective October 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS No. 123(R)), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: (a) a “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted or modified after the effective date, and based on the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date or (b) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS No. 123(R) for purposes of pro forma disclosures either for all periods presented or prior interim periods of the year of adoption. Effective October 1, 2005, the Company adopted SFAS No. 123(R) using the modified prospective method. Other than certain options previously issued at an amount determined to be below fair value for financial accounting purposes, no share-based employee compensation cost has been reflected in net income prior to the adoption of SFAS No. 123(R). The Company calculates the fair value of stock options using the Black-Scholes model. Results for prior periods have not been restated.
     The adoption of SFAS No. 123(R) reduced income before income tax expense for the three months ended December 31, 2005 by approximately $0.4 million and reduced net income for the three months ended December 31, 2005 by approximately $0.3 million. Basic and diluted net income per common share for the three months ended December 31, 2005 would have been $0.12 and $0.12, respectively, if the Company had not adopted SFAS No. 123(R), compared to reported basic and diluted net income per common share of $0.09 and $0.09, respectively. The total value of the stock options awards and stock options granted and stock options that were deemed to be granted in the money using regression analysis after the Company became publicly traded is expensed ratably over the service period of the employees receiving the awards. As of December 31, 2005, total unrecognized compensation cost related to stock option awards was approximately $5.9 million and the related weighted-average period over which it is expected to be recognized is approximately 2.6 years.

     Prior to the adoption of SFAS No. 123(R), the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Such amounts were immaterial for the company during the three months ended December 31, 2005.
     Compensation expense related to share-based awards is generally amortized over the vesting period with 10% recorded as patient care expenses and 90% recorded in selling, general & administrative expenses in the consolidated statements of operations.
     A Summary of stock options within the Company’s share-based compensation plans and changes for the three months ended December 31, 2005 is as follows:

	Number of	Weighted	Weighted Average	Aggregate
	Shares Under	Average	Remaining	Intrinsic
	Option	Exercise Price	Contractual Term	Value
Balance at September 30, 2005	2,638,814	$16.72
Granted	42,300	12.48
Exercised	(4,800)	3.80
Terminated/expired	(120,208)	24.22

Balance at December 31, 2005	2,556,106	$16.33	7.49	(8,669,148)
     The intrinsic value of options exercised during the three months ended December 5, 2005 was $0.1 million. Options exercisable under the Company’s share-based compensation plans at December 31, 2005 were 1.6 million shares with an average exercise price of $18.02, an average remaining contractual term of 7 years, and an aggregate intrinsic value of $(12.9) million. Cash received by the Company related to the exercise of options during the three months ended December 31, 2005 amounted to $0.1 million.
     A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the three months ended December 31, 2005 is as follows:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at September 30, 2005	15,000	$16.00
Granted	97,000	$12.99
Vested	0	$—
Forfeited	0	$—

Nonvested at December 31, 2005	112,000	$13.70

     The total fair value of restricted shares vested during the three months ended December 31, 2005 and December 31, 2004 was $0.0 million and $0.0 million, respectively.
     The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended	Three Months Ended
	December 31, 2005	December 31, 2004
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	0.51	0.55
Risk-free interest rate	3.94%	3.64%
Expected life of options	7.5 years	5 years
     The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options for the three months ended December 31, 2005 and December 31, 2004 is an average of the contractual terms and vesting periods, and historical data, respectively. The weighted average fair value of stock options granted during the three months ended December 31, 2005 and December 31, 2004 was $7.32 and $7.14, respectively. The expected stock price volatility is based on historical data of the Company.
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

Reclassifications
     Certain amounts have been reclassified to conform to the current presentation.
2. Fixed Assets
     A summary of fixed assets follows (in thousands):

	December 31,	September 30,
	2005	2005
Equipment	$9,644	$9,249
Furniture and fixtures	2,799	2,515
Leasehold improvements	1,800	1,449
Construction in progress	1,133	278

Total fixed assets	15,376	13,491
Less accumulated depreciation	(8,330)	(7,734)

Net fixed assets	$7,046	$5,757

3. Other Assets
     A summary of other assets follows (in thousands):

	December 31,	September 30,
	2005	2005
Internally developed software, net of amortization of $4,692 and $4,209 as of December 31, 2005 and September 30, 2005, respectively	$2,976	$3,380
Workers’ compensation, restricted cash	1,409	1,842
Covenant-not-to compete, net of amortization of $105 and $35 as of December 31, 2005 and September 30, 2005, respectively	1,295	1,365
Refundable deposits	419	415
Computer software, net of amortization of $2,106 and $2,035 as of December 31, 2005 and September 30, 2005, respectively	269	273
Other	618	35

Total other assets	$6,986	$7,310

4. Accrued Expenses
     A summary of accrued expenses follows (in thousands):

	December 31,	September 30,
	2005	2005
Patient care expenses	$12,743	$13,186
Administrative expenses	4,807	3,713
Salaries and payroll taxes	2,866	4,888
Paid time-off	2,154	2,115
Self-insurance health expenses	1,644	3,011
Taxes	850	739

Total accrued expenses	$25,064	$27,652

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
     Under the revolving line of credit, VistaCare may borrow, repay and re-borrow an amount equal to the lesser of: (i) $30.0 million or (ii) 85% of the net value of eligible accounts receivable. Under the term loan, borrowings are based on allowable total indebtedness based on a multiplier of cash flow as defined in the loan agreement. The maturity date of the credit facility is December 22, 2009. As of December 31, 2005, there was no balance outstanding on the revolving line of credit or on the term loan.

     The credit facility contains certain customary covenants including those that restrict the ability of VistaCare to incur additional indebtedness, pay dividends under certain circumstances, permit liens on property or assets, make capital expenditures, make certain investments, and prepay or redeem debt or amend certain agreements relating to outstanding indebtedness. The Company was in compliance with the financial debt service coverage covenants as of December 31, 2005.
6. Related Party Transactions
     On September 27, 2005, the Board of Directors, at a special meeting, agreed to aid in the relocation of Mr. David Elliot, Chief Operating Officer, to the Phoenix, Arizona metropolitan area by purchasing Mr. Elliot’s house in Minnesota for $940,000. The purchase price was based on three independent real estate appraisals. An agreement for the sale of the house to the Company was executed on October 11, 2005. Pursuant to the terms of this agreement, if the house sold for less than $940,000, Mr. Elliot was to pay the Company the difference between $940,000 and the sales price. On December 15, 2005, the Company closed on the house sale to an unrelated third party for $900,000. Mr. Elliot has agreed to reimburse the Company for the difference of approximately $40,000 by March 31, 2006.
7. Litigation
     Between August and September 2004, approximately five complaints were filed individually and on behalf of all others similarly situated in the United States District Court for the District of Arizona against the Company and two of our officers alleging violations of the federal securities laws arising out of declines in the Company’s stock price in 2004. Specifically, the complaints alleged claims in connection with various statements and purported omissions to the public and to the securities markets relating to the Company’s August 2004 announcement of our decision to accrue an increased amount for the quarter ended June 30, 2004 for potential liability due to the Medicare Cap on reimbursement for hospice services. The five lawsuits were consolidated in April 2005. The consolidated case is in the early stages of discovery. The Company intends to vigorously defend the lawsuit. No assurances can be made that the Company will be successful in defense of such claims. If the Company is not successful in defense of such claims, we could be forced to make significant payments to the class of stockholders set forth in the consolidated complaint and their lawyers, and such payments could have a material adverse effect on our business, financial condition, results of operations and cash flows if not covered by our insurance carrier. Even if such claims are not successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business, results of operations, financial position and cash flows.
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
     We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving all of the matters discussed in Note 7, individually or in aggregate, will not have a material adverse impact on our financial position or our results of operations, the litigation and other claims that we face are subject to inherent uncertainties and management’s view of these matters may change in the future. Should an unfavorable final outcome occur, there exists the possibility of a material adverse impact on our financial position, results of operations and cash flows for the period in which the effect becomes probable and reasonably estimable.
8. Dilutive Securities
     The following table presents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share information):

	Three Months Ended
	December 31,
	2005	2004
Numerator
Net income	$1,467	$708

Denominator
Denominator for basic net income per common share — weighted average shares	16,381	16,214
Effect of dilutive securities:
Employee stock options	358	600

	Three Months Ended
	December 31,
	2005	2004
Denominator for diluted net income per common share — adjusted weighted average shares and assumed conversion	16,738	16,814

Net income per common share:
Basic net income to common stockholders	$0.09	$0.04
Diluted net income to common stockholders	$0.09	$0.04

VISTACARE, INC.
HIGHLIGHTS
(dollars in millions, except as noted)

	Three Months Ended	Three Months Ended	Twelve Months Ended
	December 31, 2005	December 31, 2004	September 30, 2005
Patient Statistics:
Average Daily Census (ADC)	5,313	5,318	5,376
Ending census on last day of period	5,130	5,329	5,510
Patient days	488,784	489,225	1,960,638
In-patient days (general in-patient)	5,016	4,597	17,335
Admissions	3,996	4,314	17,275
Diagnosis mix of admitted patients:
Cancer	33%	32%	31%
Alzheimers/Dementia	13%	11%	11%
Heart disease	18%	18%	18%
Respiratory	9%	8%	9%
Failure to thrive/Rapid decline	19%	23%	23%
All other	8%	8%	8%
Discharges	4,344	4,232	17,382
Average length of stay on discharged patients	115	114	113
Median length of stay on discharged patients	34	31	31

Program site Statistics:
Programs	58	48	58
In-patient units (included within a program)	2	1	2
Medicare provider numbers	36	36	37
Programs by ADC size
0-60 ADC	22	9	21
61-100 ADC	17	14	15
100-200 ADC	13	20	16
200+ ADC	6	5	6

Net patient revenue:
Net patient revenue	$59.7	$56.6	$225.4
Net patient revenue per day of care	$122.08	$115.72	$114.89
Patient revenue payor %
Medicare	92.5%	93.3%	92.5%
Medicaid	4.7%	3.8%	4.6%
Private insurers and managed care	2.8%	2.9%	2.9%
Level of care % of patient revenue
Routine home care	94.7%	95.5%	95.4%
General in-patient care	4.5%	3.8%	3.7%
Continuous home care	0.6%	0.5%	0.7%
Respite in-patient care	0.2%	0.2%	0.2%
Level of care base Medicare per diem reimbursement rates in effect:
Routine home care	$126.49	$121.98	$121.98
General in-patient care	$562.69	$542.61	$542.61
Continuous home care	$738.26	$711.92	$711.92
Respite in-patient care	$130.85	$126.18	$126.18
Increase in base rates	3.7%	3.3%	3.3%
Hospice Medicare Cap per beneficiary	Not yet released	$19,777.51	$19,777.51
Medicare Cap liability	$13.2	$16.1	$18.1
Estimated Medicare Cap reductions to patient revenues (1)	$1.2	$1.5	$11.9
Medicare Cap paid	$(6.1)	$(4.9)	$(13.4)
Estimated payment denials	$0.8	$1.3	$6.2
Allowance for denials reserve	$3.1	$5.9	$3.1

Expenses:
Nursing home expenses	$11.9	$11.3	$53.1
Nursing home revenues	$(11.3)	$(10.5)	$(47.9)
Nursing home costs, net	$0.6	$0.8	$5.2

(1)	We have not received any assessment letters for our fiscal year 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     We are currently operating 58 hospice programs under 36 Medicare provider numbers including two in-patient units, serving approximately 5,130 patients in 14 states. During fiscal year 2006, we are planning to develop new programs and in-patient units. Our net patient revenue increased to $59.7 million for the three months ended December 31, 2005, from $56.6 million for the three months ended December 31, 2004. Due to Medicare Cap estimated liabilities, our net patient revenue for the three months ended December 31, 2005 was reduced by $1.2 million, as compared to a reduction of $1.5 million for the three months ended December 31, 2004. As of December 31, 2005, our accrued expenses included $13.2 million for the Medicare Cap accrued liability.
     For the three months ended December 31, 2005, we recorded net income of $1.5 million, as compared to net income of $0.7 million for the three months ended December 31, 2004. Our net income was positively impacted by a 3.7% increase in Medicare hospice reimbursement rates effective October 1, 2005, a 9% increase in in-patient days, which have a higher per diem rate, to 5,016 days compared to 4,597 days for the three months ended December 31, 2004 and $0.8 million after tax change in estimate related to our health insurance further decline in claim experience and lag time for employee healthcare costs. Our net income was negatively impacted by increases in patient care labor expense, increases in sales, general and administrative expense, and new program and in-patient unit development costs, and $0.3 million after tax for the adoption of FASB Statement No. 123(R) Share-Based Payment (SFAS No. 123(R)).
Critical Accounting Policy Update
     Adoption of SFAS No. 123(R)
     Effective October 1, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment. This new accounting standard requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company adopted this accounting treatment on the modified prospective basis. Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based payments to employees under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, stock-based compensation was included as pro forma disclosure in the financial statement footnotes. For the three months ended December 31, 2005 and December 31, 2004, respectively, we included $0.5 million and $0.1 million of share-based compensation expense in our sales, general & administrative expenses and patient care expenses.
Current and Subsequent Events
     On October 17, 2005, we were notified by the Centers for Medicare and Medicaid Services that as a result of surveys conducted by the Indiana State Department of Health, the Medicare provider agreement for our Indianapolis hospice program was being terminated effective October 15, 2005. The determination also impacted our Terre Haute program since the two programs share a Medicare provider number. Since a hospice provider must be certified in the Medicare program to participate in the Indiana Medicaid program, on October 20, 2005, we were similarly notified that our Indianapolis and Terre Haute programs were terminated as Medicaid providers effective October 15, 2005. We have filed appeals, but the decisions limit reimbursement (for services provided to patients being served on the effective date of termination) to up to 30 days following the effective date and no reimbursement will be made for any services to patients admitted into the effected programs after the date of termination. We have taken steps to allow the patients and families of the effected programs to remain under our care. Some patients transferred to another of our Indiana programs, some patients transferred to competitor programs, and we have continued to serve some patients at the Indianapolis and Terre Haute programs without reimbursement.
     We have taken steps to separate Terre Haute from Indianapolis’s provider number. We have applied for a separate provider number for Terre Haute and have obtained a provisional license effective November 18, 2005. We also underwent a state and federal survey, on January 20, 2006, which began the reasonable assurance period that we expect to conclude with a final survey by the end of February. Meanwhile, we cannot yet admit patients and, since November 15, have cared for patients at our cost. Upon successful completion of state surveys and certification by CMS, we will again commence receiving reimbursement for Medicare and Medicaid services for our existing patients. At December 31, 2005, we were providing hospice services to approximately 108 patients in the Terre Haute program.
     Also we have relocated our Bloomington, Indiana program to Indianapolis, Indiana. Recently we began to slowly admit new

Bloomington-based patients, with the expectation that we will begin to accept Indianapolis patients on a case-by-case basis in the later part of February. Moving the Bloomington provider number to Indianapolis will result in a program survey, which we expect to be completed by the end of February. During the same timeframe, we anticipate our submission for an Alternative Delivery Site (ADS) designation for Bloomington to be approved.
     An additional challenge in the first quarter, and currently in the second quarter, is the fact that our operating results throughout Indiana have been impacted by the need to devote leadership and program team resources to implement and convert to a new documentation system that is intended to better meet the preferences of the Indiana State Department of Health. As a result, our operating performance throughout our six sites in Indiana, which combined, has been one of our most successful markets, will be impacted throughout the second quarter.
     As a result of these costs and other costs associated with our recertification efforts, our current inability to admit new patients to our Terre Haute program, and only the recent start of admitting a small number of patients to our Indianapolis/Bloomington program, our first quarter performance was negatively impacted by approximately $0.6 million. During the second quarter, we expect the full quarter impact of these issues to result in a larger combined loss at our Indiana programs.
     We consolidated our four Utah programs into two programs. On December 16, 2005, we combined our patients from our Lehi, Utah program with our Salt Lake City, Utah program. On February 1, 2006 we consolidated our Logan, Utah program into our Ogden, Utah program. In both cases, we were able to execute the transition with no impact on patient care, while reducing operating expenses and estimated Cap exposure.
     On February 8, 2006, VistaCare and Emory Healthcare announced the approval and opening of a 28-bed hospice in-patient unit, in an effort to enhance the depth and scope of end-of-life care services in the Atlanta metropolitan area and throughout the Emory Healthcare system. This inpatient unit was still under construction as of December 31, 2005, accordingly construction costs were recorded as leasehold improvements and will be amortized over the lease.
     Currently, we have two additional in-patient units under development, one in Evansville at Trilogy Health Systems’ River Pointe Health Campus, and one being developed in Lubbock at the Carillon Senior Living Campus.
     On January 3, 2006, Todd Cote, MD, age 45, assumed the role of Chief Medical Officer. Dr. Cote most recently served as Chief Medical Officer for The Connecticut Hospice, Inc., clinical instructor for the Yale School of Medicine, and associate clinical professor for the University of Connecticut School of Medicine. In his new role, Dr. Cote is responsible for the medical leadership of VistaCare’s hospice operations, including more than 100 program and area medical directors and the daily care of more than 5,000 patients.

Results of Operations
     The following table sets forth selected consolidated financial information as a percentage of net patient revenue for the periods indicated:

	Three Months Ended
	December 31,
	2005	2004
Net patient revenue	100%	100%
Operating expenses:
Patient care expenses:
Salaries, benefits and payroll taxes	38.8%	41.3%
Pharmaceuticals	4.7%	4.5%
Durable medical equipment	4.7%	5.3%
Other (including in-patient arrangements, nursing home costs, net, purchased services, travel and supplies)	12.0%	11.0%

Total patient care expenses	60.2%	62.1%
Sales, general and administrative expenses:
Salaries, benefits and payroll taxes	19.3%	21.0%
Office leases	2.8%	2.4%
Other (including severance, travel, marketing and charitable contributions)	11.8%	10.7%

Total sales, general and administrative expenses	33.9%	34.1%
Depreciation and amortization	2.1%	1.9%

Operating income	3.8%	1.9%
Non-operating income	0.4%	0.1%
Income tax expense	1.7%	0.8%

Net income	2.5%	1.2%

Three Months Ended December 31, 2005, Compared to Three Months Ended December 31, 2004
Net Patient Revenue
     Net patient revenue is primarily the amount we are entitled to collect for our services, determined by the number of billable patient days dependent on the level of care, the payor and the geographic area adjusted for estimated Medicare Cap and estimated payment denials. Net patient revenue increased $3.1 million, or 5.5%, to $59.7 million for the three months ended December 31, 2005, compared to $56.6 million for the three months ended December 31, 2004. Net patient revenue per day of care increased to approximately $122 per day for the three months ended December 31, 2005 from approximately $116 per day for the three months ended December 31, 2004. Overall increases in net patient revenue were due to:
•	Medicare reimbursement rate increase of 3.7% effective October 1, 2005;

•	an increase in in-patient days, which have a higher per diem rate, to 5,016 days for the three months ended December 31, 2005, from 4,597 days for the three months ended December 31, 2004; and

•	lower Medicare Cap provision of $1.2 million for the three months ended December 31, 2005, compared to $1.5 million for the three months ended December 31, 2004.
     These increases were partially offset by a negative impact of approximately $1.7 million as a result of the decertification of our Indianapolis, Indiana program, which also impacted our Terre Haute program since the two programs share a Medicare provider number and our Bloomington and Seymour programs where some of our patients were transferred, as discussed further under the heading “Current and Subsequent Events” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report.
     We are subject to Medicare Cap limits based on the total amount of Medicare payments that will be made to each of our provider numbers. We actively monitor each of our programs, by provider number, as to their program specific admission, discharge rate and average length of stay data in an attempt to determine whether they have the potential to exceed the annual Medicare Cap. When we determine that a provider number has the potential to exceed the annual Medicare Cap based upon trends, we attempt to institute corrective action, such as a change in patient mix or increase in patient admissions. However, to the extent we believe our corrective action will not avoid a Medicare Cap charge, we estimate the amount that we could be required to repay Medicare following the end of the Medicare Cap year, and accrue that amount in proportion to the number of months that have elapsed in the Medicare Cap year as a reduction to net patient revenue.
     We recorded reductions to net patient revenue of $1.2 million and $1.5 million for the three months ended December 31, 2005 and December 31, 2004, respectively, for the estimated cost of exceeding the annual Medicare Cap. The $1.2 million reduction to net patient revenue for Medicare Cap for the three months ended December 31, 2005 represents a quarter of the total estimated accrual for patient service dates during 2006, including pro-ration for estimated services that these 2006 patients may receive from other hospice programs. As of December 31, 2005 and September 30, 2005, respectively, our accrued expenses included $13.2 million and $18.1 million for Medicare Cap accrued liability.
     We recorded reductions to net patient revenue for estimated payment denials, contractual adjustments (such as differences in payments by commercial payors) and subsequent changes to initial level of care determinations (made retroactively by VistaCare staff after initial admission) of $0.8 million and $1.3 million for the three months ended December 31, 2005 and December 31, 2004, respectively. The allowance for denials on patient accounts receivable and room and board was $3.1 million at both December 31, 2005 and September 30, 2005, respectively.
Patient Care Expenses
     Patient care expenses consist primarily of salaries, benefits, payroll taxes and mileage costs associated with patient care and direct patient care expenses for pharmaceuticals, durable medical equipment, medical supplies, in-patient facilities, nursing home costs and to a lesser degree purchased services such as ambulance, infusion and radiology. Patient care expenses increased $0.8 million, or 2%, to $35.9 million for the three months ended December 31, 2005 from $35.1 million for the three months ended December 31, 2004. As a percentage of net patient revenue, patient care expenses decreased to 60.2% for the three months ended December 31, 2005 from 62.1% for the three months ended December 31, 2004.
     The increase in patient care expenses relates to the higher in-patient expenses of $0.6 million, higher mileage reimbursements of $0.4 million and an increase in pharmaceuticals of $0.3 million, partially offset by a decrease in durable medical equipment of $0.1 million for the three months ended December 31, 2005, as compared to the three months ended December 31, 2004. Additionally, salaries, benefits, and payroll taxes of hospice care providers decreased by $0.2 million for the three months ended December 31, 2005 compared to the three months ended December 31, 2004, due to lower health insurance expenses of $ 0.9 million relating to a change in estimate related to our further decline in claim experience and reimbursement lag time, which was partially offset by higher salaries and share-based compensation.
     These patient care expense increases were partially offset by a reduction in net room and board expenses of $0.2 million for the three months ended December 31, 2005 verses the three months ended December 31, 2004. Nursing home expenses totaled approximately $11.9 million and $11.3 million for the three months ended December 31, 2005 and December 31, 2004, respectively. Nursing home revenues totaled approximately $11.3 million and $10.5 million for the three months ended December 31, 2005 and December 31, 2004, respectively. Our nursing home costs, net, were $0.6 million and $0.8 million for the three months ended December 31, 2005 and December 31, 2004, respectively.
Sales, General and Administrative Expenses
     Sales, general and administrative (SG&A) expenses primarily include salaries, payroll taxes, benefits and travel expenses associated with our staff not directly involved with patient care, bonuses for all employees, marketing, office leases, professional services and sales and use taxes. SG&A expenses increased $0.9 million, or 5%, to $20.2 million for the three months ended December 31, 2005 from $19.3 million for the three months ended December 31, 2004. As a percentage of net patient revenue, SG&A expenses decreased slightly to 33.9% for the three months ended December 31, 2005 and from 34.1% for the three months ended December 31, 2004.
     The increases in SG&A expenses were due to the implementation expenses of the Sarbanes-Oxley Act of 2002, rent expenses, software expenses, legal expenses and audit expenses. These increases in SG&A expenses were partially offset by lower salaries, benefits and payroll taxes of $0.4 million for the three months ended December 31, 2005, due to lower health insurance expenses of $0.4 million relating to a change in estimate related to our further decline in claim experience and lag time, which was partially offset by higher share-based compensation.

Depreciation
     Depreciation is calculated on the straight-line method for equipment, computers, leasehold improvements and furniture and fixtures. Depreciation expense increased slightly, due to asset requirements of our new programs added during 2005, to $0.6 million from $0.5 million for the three months ended December 31, 2005 and December 31, 2004, respectively.
Amortization
     Amortization is calculated over a three year period for capitalized software and capitalized software development and a five year period for an acquisition related covenant not to compete. Amortization was $0.6 million for both of the three months ended December 31, 2005 and December 31, 2004, respectively.
Non-Operating Income
     Non-operating income primarily relates to interest income net of other expenses. Non-operating income was $0.2 million and $0.1 million for the three months ended December 31, 2005 and December 31, 2004, respectively.
Income Tax
     We record income taxes under the liability method as required by Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. For the three months ended December 31, 2005, our income tax expense was $1.0 million as compared to $0.5 million for the three months ended December 31, 2004.
     The effective rate for the three months ended December 31, 2005 and December 31, 2004 was 41.5% and 39%, respectively. The increase in our effective rate for December 31, 2005 was comprised of increases in permanent tax adjustments for 2005 and other state tax adjustments. Conversely, our expense rate for December 31, 2004 was only comprised of tax at our estimated 39% rate.
Liquidity and Capital Resources
     Our principal liquidity requirements have been for working capital and capital expenditures. We have financed these requirements primarily with cash flow from operations. We raised net proceeds of $48.1 million from our initial public offering in December 2002 of common stock. We used the net proceeds to repay debt of $11.0 million, with the balance invested in short-term investments. As of December 31, 2005, we had cash and cash equivalents and short-term investments of $41.3 million, working capital of approximately $55.4 million and the ability to borrow up to $50.0 million depending on eligible receivables under our revolving credit and term loan facility described below.
     Net cash used in operating activities for the three months ended December 31, 2005 was $10.0 million as compared to cash used of $3.0 million for the three months ended December 31, 2004. This increase in cash used was primarily due to the increase in patients accounts receivable due to $6.2 million in revenue billed after the quarter close due to a CMS change that no longer allows a third billing cycle during a month, and from the payment of $6.1 million for 2004 Medicare Cap assessments. The decrease is partially offset by higher net income for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004.
     Net cash used in investing activities was $2.4 million and $11.6 million for the three months ended December 31, 2005 and December 31, 2004, respectively. These cash uses related primarily to the purchase of computer and office equipment for new programs being developed, offset by decreases in the purchases of short-term investments.
     Net cash provided by financing activities was $0.1 million for both of the three months ended December 31, 2005 and December 31, 2004, respectively. Cash provided by financing activities principally resulted from the exercise of employee stock options and employee stock purchases.
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
     Under the revolving line of credit, we may borrow, repay and re-borrow an amount equal to the lesser of: (i) $30.0 million or (ii) 85% of the net value of eligible accounts receivable. Under the term loan, borrowings are based on allowable total indebtedness based on a multiplier of cash flow as defined in the loan agreement. The maturity date of the credit facility is December 22, 2009. As of December 31, 2005, there was no balance outstanding on the revolving line of credit or on the term loan.
     The credit facility contains certain customary covenants including those that restrict our ability to incur additional indebtedness, pay dividends under certain circumstances, permit liens on property or assets, make capital expenditures, make certain investments, and prepay or redeem debt or amend certain agreements relating to outstanding indebtedness. We were in compliance with the financial debt service coverage covenants as of December 31, 2005.
     We expect that our principal liquidity requirements will be for working capital, the development of new hospice programs, and new in-patient units, the acquisition of other hospice programs and for capital expenditures. We expect that our existing funds, cash flows from operations and borrowing capacity under our credit agreement will be sufficient to fund our principal liquidity requirements for at least the next twelve months. Our future liquidity requirements and the adequacy of our available funds will depend on many factors, including payment for our services, regulatory changes and compliance with new regulations, expense levels, future development of new hospice programs, future development of new in-patient units, acquisitions of other hospice programs and capital expenditures.
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
Item 4. Controls and Procedures.
     (a) Evaluation of Disclosure Controls and Procedures.
     Our management, with the participation of our Chief Executive Officer (CEO) and Interim Chief Financial Officer (CFO) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2005. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities to allow timely decisions regarding required disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.
     (b) Changes in Internal Controls.
     There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     Between August and September 2004, approximately five complaints were filed individually and on behalf of all others similarly situated in the United States District Court for the District of Arizona against us and two of our officers alleging violations of the federal securities laws arising out of declines in our stock price in 2004. Specifically, the complaints alleged claims in connection with various statements and purported omissions to the public and to the securities markets relating to our August 2004 announcement of our decision to accrue an increased amount for the quarter ended June 30, 2004 for potential liability due to the Medicare Cap on reimbursement for hospice services. The five lawsuits were consolidated in April 2005. The consolidated case is in the early stages of discovery. We intend to vigorously defend the lawsuit. No assurances can be made that we will be successful in defense of such claims. If we are not successful in defense of such claims, we could be forced to make significant payments to the class of stockholders set forth in the consolidated complaint and their lawyers, and such payments could have a material adverse effect on our business, financial condition, results of operations and cash flows if not covered by our insurance carrier. Even if such claims are not successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business, results of operations, financial position and cash flows.
     Between August and September 2004, two shareholders filed separate derivative lawsuits purportedly on behalf of the Company against several present and former officers and members of our Board of Directors in the United States District Court for the District of Arizona. The two derivative complaints, which have been consolidated, allege breaches of fiduciary duties, abuse of control, mismanagement, waste of corporate assets and unjust enrichment, as a result of the same activities alleged in the lawsuits discussed above. The derivative complaint seeks attorney fees and the payment of damages to the Company. As of the date of this report, the defendants filed a motion to dismiss and no discovery has occurred.
     We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving all of the matters discussed in this Item 3, individually or in aggregate, will not have a material adverse impact on our financial position or our results of operations, the litigation and other claims that we face are subject to inherent uncertainties and management’s view of these matters may change in the future. Should an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations and cash flows for the period in which the effect becomes probable and reasonably estimable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (a) Sales of Unregistered Securities. None.
     (b) Use of Proceeds from Registered Securities. On December 23, 2002, we completed an initial public offering of shares of our Class A common stock. The shares were registered under the Securities Act of 1933 on a registration statement on Form S-1 (Registration No. 333-98033), which was declared effective by the Securities and Exchange Commission on December 17, 2002. Our net proceeds from the offering were $48.1 million, which we used to repay debt of $11.0 million, with the balance invested in short-term investments. None of the offering proceeds were used in the three-months ended December 31, 2005.
     (c) Repurchases of Securities. We did not repurchase any of our securities during the three months ended December 31, 2005.
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

VISTACARE, INC.

By: /s/ Richard R. Slager

Date: February 9, 2006	Richard R. Slager
President and Chief Executive Officer

By: /s/ Jon A. Steging

Date: February 9, 2006	Jon A. Steging
Interim Chief Financial Officer
(Principal Financial Officer)

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