Form 10-K/A
period 2005-09-30
VISTACARE, INC.
filed 2006-02-16
CIK 787030

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

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
DOCUMENTS INCORPORATED BY REFERENCE

Annex A
Explanatory Note
      This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2005 is being filed solely for the purpose of correcting the certifications filed within Exhibits 31.1 and 31.2. No attempt has been made in this Amendment No. 1 to modify or update disclosures for events which occurred subsequent to the original filing. Other than changes indicating that an amendment to the Annual Report has been filed, this amendment does not revise the disclosure in the Form 10-K or the Company’s previously reported financial results.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VistaCare, Inc.

By:	/s/ Richard R. Slager

Richard R. Slager
Chairman and Chief Executive Officer
Dated: February 15, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 15, 2006 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Richard R. Slager Richard R. Slager	Chief Executive Officer (principal executive officer) Chairman of the Board of Directors

/s/ David W. Elliot, Jr. David W. Elliot, Jr.	President and Chief Operating Officer Director

/s/ Jon A. Steging Jon A. Steging	Interim Chief Financial Officer (principal financial and accounting officer)

/s/ James C. Crews James C. Crews	Director

/s/ Jon Donnell Jon Donnell	Director

/s/ Perry G. Fine, MD Perry G. Fine, MD	Director

/s/ Jack A. Henry Jack A. Henry	Director

/s/ Geneva B. Johnson Geneva B. Johnson	Director

/s/ Pete A. Klisares Pete A. Klisares	Director

/s/ Ronald A. Matricaria Ronald A. Matricaria	Director

85

EXHIBIT INDEX

Exhibit
No.		Exhibit

3	.03*	Fourth Amended and Restated Certificate of Incorporation of VistaCare, Inc.

3.04		Amended and Restated By-Laws of VistaCare, Inc. (effective as of August 18, 2004). (Filed as Exhibit 3.2 to VistaCare’s Current Report on Form 8-K dated August 20, 2004 (and filed with the Commission on such date) and incorporated herein by reference).

4	.01*	Specimen certificate for shares of VistaCare, Inc. common stock.

4.02		Rights Agreement, dated as of August 18, 2004, between VistaCare, Inc. and Equiserve Trust Company, N.A., as Rights Agent. (Filed as Exhibit 1 to VistaCare, Inc.’s Form 8-A registration statement dated August 20, 2004 (and filed with the Commission on such date), and incorporated herein by reference).

10	.01**	1998 Stock Option Plan, as amended, restated and adopted by the Board of Directors on April 12, 2004 and subsequently approved by the stockholders at the 2004 annual meeting of stockholders.

10	.02*	2002 Employee Stock Purchase Plan.

10	.03*	2002 Non-Employee Director Stock Option Plan, as amended and restated November 11, 2002.

10	.04*	Employee Bonus Plan.

10	.17*	Form of Indemnification Agreement between VistaCare, Inc. and its directors and officers.

10	.22*+	Employment Offer Letter dated May 24, 2001 by and between VistaCare, Inc. and Richard R. Slager.

10	.27*	Key Employee Sale Bonus Plan.

10	.28*+	Management Agreement dated as of October 9, 2002 by and between VistaCare, Inc. and Richard R. Slager.

10	.31*+	Management Agreement dated as of October 9, 2002 by and between VistaCare, Inc. and Stephen Lewis.

10	.37*+	Nonstatutory Stock Option Agreement dated November 20, 2002 by and between VistaCare, Inc. and Richard R. Slager.

10.38		Lease Agreement dated January 16, 2003 by and between Anchor-Forum Portales I, LLC and VistaCare, Inc. (Filed as Exhibit 10.38 to VistaCare, Inc.’s 2003 Form 10-K and incorporated herein by reference).

10.39		Consulting Service Agreement dated as of September 1, 2003 between VistaCare, Inc. and Perry G. Fine, M.D. (Filed as Exhibit 10.39 to VistaCare, Inc.’s 2003 Annual Report on Form 10-K and incorporated herein by reference).

10	.42+	Management Agreement dated May 17, 2004 by and between VistaCare, Inc. and Ronald F. Watson (Filed as Exhibit 10.40 to VistaCare, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).

10.43		Second Amended and Restated Loan and Security Agreement dated as of December 23, 2004 by and among VistaCare, Inc. and its subsidiaries and Healthcare Business Credit Corporation. (Filed as Exhibit 10.1 to VistaCare’s Current Report on Form 8-K dated December 29, 2004 (and filed with the Commission on such date) and incorporated herein by reference).

10	.44**	Deferred Compensation Plan, as amended effective January 1, 2005.

10	.45**	First Amendment to the VistaCare, Inc. 1998 Stock Option Plan, effective as of August 10, 2004.

14	.01**	VistaCare, Inc. Code of Conduct and Ethics, as revised July 2005.

21	.01*	Subsidiaries.

86

Exhibit
No.		Exhibit

23	.01*	Consent of Independent Registered Public Accounting Firm.

31	.1†	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31	.2†	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Interim Chief Financial Officer.

32	.1*	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.

32	.2*	Certification pursuant to 18 U.S.C. Section 1350 of the Interim Chief Financial Officer.

*	Previously filed with the Securities and Exchange Commission as an exhibit to the registrant’s registration statement on Form S-1 (Registration No. 333-98033) dated August 13, 2002, or an amendment thereto, and incorporated herein by reference to the same exhibit number.

**	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 and incorporated herein by reference.

+	Management contracts and compensatory plan or arrangements required to be filed pursuant to Item 15(c) of Form 10-K.

†	Filed herewith.

87