Form 10-Q
period 2006-03-31
VISTACARE, INC.
filed 2006-05-10
CIK 787030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of May 3, 2006, there were outstanding 16,397,064 shares of the issuer’s Class A Common Stock, $0.01 par value per share.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
VISTACARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	March 31,	September 30,
	2006	2005
	(unaudited)	(note 1)
ASSETS

Current assets:
Cash and cash equivalents	$13,400	$25,962
Short-term investments	27,749	27,413
Patient accounts receivable (net of allowance for denials of $2,339 and $1,594 at March 31, 2006 and September 30, 2005, respectively)	28,354	20,202
Patient accounts receivable — room & board (net of allowance for denials of $1,083 and $1,527 at March 31, 2006 and September 30, 2005, respectively)	7,471	9,149
Prepaid expenses	4,224	3,811
Tax receivable	3,781	4,329
Deferred tax assets	10,916	8,826

Total current assets	95,895	99,692
Fixed assets, net	6,642	5,757
Goodwill	24,002	24,002
Other assets	5,636	7,310

Total assets	$132,175	$136,761

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,343	$1,445
Accrued expenses	24,432	27,652
Accrued Medicare Cap	14,332	18,057

Total current liabilities	40,107	47,154
Deferred tax liability-non-current	4,545	2,745
Stockholders’ equity:
Class A Common Stock, $0.01 par value; authorized 33,000,000 shares; 16,402,409 and 16,376,529 shares issued and outstanding at March 31, 2006 and September 30, 2005, respectively.	164	164
Additional paid-in capital	108,708	108,054
Deferred compensation	—	(555)
Accumulated deficit	(21,349)	(20,801)

Total stockholders’ equity	87,523	86,862

Total liabilities and stockholders’ equity	$132,175	$136,761

See accompanying notes to consolidated financial statements.

VISTACARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share information)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net patient revenue	$55,888	$57,456	$115,561	$114,071
Operating expenses:
Patient care expenses	37,317	35,325	73,238	70,433
Sales, general and administrative expenses	20,855	19,035	41,052	38,356
Depreciation	625	481	1,239	933
Amortization	651	882	1,299	1,485

Total operating expenses	59,448	55,723	116,828	111,207

Operating (loss) income	(3,560)	1,733	(1,267)	2,864
Non-operating income (expense):
Interest income	370	258	679	475
Interest expense	—	—	—	(7)
Other expense	(146)	(127)	(240)	(304)

Total non-operating income	224	131	439	164

Net (loss) income before income taxes	(3,336)	1,864	(828)	3,028
Income tax (benefit) expense	(1,320)	733	(279)	1,189

Net (loss) income	$(2,016)	$1,131	$(549)	$1,839

Net (loss) income per share:
Basic net (loss) income per share	$(0.12)	$0.07	$(0.03)	$0.11

Diluted net (loss) income per share	$(0.12)	$0.07	$(0.03)	$0.11

Weighted average shares outstanding:
Basic	16,399	16,295	16,383	16,253

Diluted	16,399	16,817	16,383	16,744

See accompanying notes to consolidated financial statements.

VISTACARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Operating activities
Net (loss) income	$(2,016)	$1,131	$(549)	$1,839
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	625	481	1,239	933
Amortization	651	882	1,299	1,485
Share-based compensation	570	42	1,024	145
Deferred income tax benefit	(1,260)	—	(290)	(163)
Loss on disposal of assets	130	105	146	237
Changes in operating assets and liabilities:
Patient accounts receivable, net	(2,223)	(373)	(6,474)	2,489
Prepaid expenses and other	1,171	758	136	521
Payment of Medicare Cap assessments — decrease in accrued Medicare Cap	—	—	(6,121)	(4,938)
Increase in accrual for Medicare Cap	1,171	1,500	2,396	3,000
Accounts payable and accrued expenses	679	1,132	(3,320)	(2,915)

Net cash (used in) provided by operating activities	(502)	5,658	(10,514)	2,633
Investing activities
Short-term investments purchased	(275)	(8,520)	(2,076)	(22,774)
Short-term investments sold	99	8,375	1,740	12,480
Purchases of equipment	(264)	(540)	(2,241)	(1,257)
Internally developed software expenditures	(103)	(182)	(215)	(618)
Decrease (increase) in other assets	714	(51)	560	(322)

Net cash provided by (used in) investing activities	171	(918)	(2,232)	(12,491)
Financing activities
Proceeds from issuance of common stock from exercise of stock options and employee stock purchase plan	45	739	184	861

Net cash provided by financing activities	45	739	184	861

Net (decrease) increase in cash and cash equivalents	(286)	5,479	(12,562)	(8,997)
Cash and cash equivalents, beginning of period	13,686	14,211	25,962	28,687

Cash and cash equivalents, end of period	$13,400	$19,690	$13,400	$19,690

Cash and cash equivalents and short-term investments, end of period	$41,149	$64,149	$41,149	$63,149

See accompanying notes to consolidated financial statements.

VISTACARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2006
Description of Business
     VistaCare, Inc. (VistaCare, Company “we” or similar pronoun), is a Delaware corporation providing medical care designed to address the physical, emotional, and spiritual needs of patients with a terminal illness and the support of their family members. Hospice services are provided predominately in the patient’s home or other residence of choice, such as a nursing home or assisted living facility, or in a hospital or in-patient unit. VistaCare provides in-patient services at its in-patient units and through leased beds at unrelated hospitals and skilled nursing facilities on a per diem basis. VistaCare provides services in Alabama, Arizona, Colorado, Georgia, Indiana, Massachusetts, New Mexico, Nevada, Ohio, Oklahoma, Pennsylvania, South Carolina, Texas and Utah.
     The accompanying interim consolidated financial statements of VistaCare have been prepared in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (“fiscal 2005”), except for the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) – See Note 1.
1. Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited consolidated financial statements include accounts of VistaCare and its wholly owned subsidiaries: VistaCare USA, Inc., Vista Hospice Care, Inc., and FHI Health Services, Inc. (including its wholly-owned subsidiaries). Intercompany transactions and balances have been eliminated in consolidation.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary, consisting of normal recurring accruals, for a fair presentation have been included. Operating results for the three and six months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006.
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
Per Share Information
     Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares outstanding during the period. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighed average number of shares outstanding during the period plus the effect of potentially dilutive securities. We did not include 2.8 million shares and 0.8 million shares for the three months ended March 31, 2006 and March 31, 2005, respectively, because they would have been anti-dilutive. Similarly, we did not include 2.8 million shares and 0.9 million shares in the diluted per share calculation for the six months ended March 31, 2006 and March 31, 2005, respectively, because inclusion of the securities would be anti-dilutive.
Stock Based Compensation
     At March 31, 2006, the Company had two active share-based compensation plans. Stock option awards granted from these plans are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, ranging from one to five years, and generally have a maximum term of ten years. When options are exercised, new shares of the Company’s

Class A stock are issued under these share-based compensation plans. A total of 4.3 million shares are authorized for issuance under these plans.
     Prior to October 1, 2005, the Company accounted for the plans under the measurement and recognition provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Under APB Opinion No. 25, stock options granted at market required no recognition of compensation cost and a share-based compensation pro forma disclosure regarding the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with Statement of Financial Accounting Standard No. 123 Stock-Based Compensation is as follows (in thousands):

	Three Months Ended	Six Months Ended
	March 31,	March 31,
	2005	2005
Net income to stockholders:
As reported:	$1,131	$1,839
Deduct total stock-based employee compensation expense determined under fair value method for all awards, net of tax impact	(391)	(785)

Pro forma net income to stockholders	$740	$1,054

Basic net income per share:
As reported	$0.07	$0.11
Pro forma	0.05	0.06
Diluted net income per share:
As reported	$0.07	$0.11
Pro forma	0.04	0.06
Weighted average shares used in computation:
Basic	16,295	16,253
Diluted	16,817	16,744
     Effective October 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS No. 123(R)), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: (a) the “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted or modified after the effective date, and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; or (b) the “modified retrospective” method which includes the requirements of the modified prospective method described above, but permits companies to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all periods presented or prior interim periods of the year of adoption. Effective October 1, 2005, the Company adopted SFAS No. 123(R) using the modified prospective method. Other than certain options previously issued at an amount determined to be below fair value for financial accounting purposes, no share-based employee compensation cost has been reflected in net income prior to the adoption of SFAS No. 123(R). The Company calculates the fair value of stock options using the Black-Scholes model. Results for prior periods have not been restated.
     The adoption of SFAS No. 123(R) increased the Company’s net loss before income tax expense for the three months ended March 31, 2006 and six months ended March 31, 2006 by approximately $0.4 million and $0.7 million, respectively, and increased its net loss for the three months ended March 31, 2006 and six months ended March 31, 2006 by approximately $0.3 million and $0.6 million, respectively. Basic and diluted net loss per share for both the three months and six months ended March 31, 2006 would have been $0.10 and $0.01, respectively, if the Company had not adopted SFAS No. 123(R), compared to reported basic and diluted net loss for both the three months and six months ended March 31, 2006 per share of $0.12 and $0.03, respectively. As of March 31, 2006, total unrecognized compensation cost related to stock option awards if no forfeiture rate was applied, was approximately $8.4 million and the related weighted-average period over which it is expected to be recognized is approximately 5.9 years.
     Prior to the adoption of SFAS No. 123(R), the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires the benefits of realized tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company had no such amounts during the three and six months ended March 31, 2006, since benefits, if any, were not realized given the Company’s net operating loss carry forward.
     Compensation expense related to share-based awards is generally amortized over the vesting period with 10% recorded as patient care expenses and 90% recorded in sales, general and administrative expenses in the consolidated statements of operations.
     A summary of stock options within the Company’s share-based compensation plans and changes for the six months ended March 31, 2006 is as follows:

	Number of	Weighted	Weighted Average	Aggregate
	Shares Under	Average	Remaining	Intrinsic
	Option	Exercise Price	Contractual Term	Value
Balance at September 30, 2005	2,638,814	$16.72
Granted	159,300	14.15
Exercised	(11,147)	5.66
Terminated/expired	(166,864)	23.22

Balance at March 31, 2006	2,620,103	$16.20	8.0	$(7,023,614)

     The intrinsic value of options exercised during both the three and six months ended March 31, 2006 was $0.1 million. Options exercisable under the Company’s share-based compensation plans at March 31, 2006 were 1.7 million shares, with an average exercise price of $17.76, an average remaining contractual term of 8 years, and an aggregate intrinsic value of $(7.0) million. Cash received by the Company related to the exercise of options during both the three and six months ended March 31, 2006 amounted to $0.1 million.
     A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the six months ended March 31, 2006 is as follows:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at September 30, 2005	15,000	$16.00
Granted	151,000	13.41
Vested	4,000	—
Forfeited	2,800	—

Nonvested at March 31, 2006	159,200	$13.68

     The total fair value of restricted shares vested during both the three and six months ended March 31, 2006 and March 31, 2005 was $0.1 million and zero, respectively.
     The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Three and Six Months Ended	Three and Six Months Ended
	March 31, 2006	March 31, 2005
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	0.5	0.5
Risk-free interest rate range	3.9% to 4.8%	3.6%
Expected life of options	7.5 years	5 years
     The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options for the three months ended March 31, 2006 and March 31, 2005 is an average of the contractual terms and vesting periods, and historical data, respectively. The weighted average fair value of stock options granted during the three months ended March 31, 2006 and March 31, 2005 was $8.43 and $7.32, respectively. The expected stock price volatility is based on historical trading of the company’s stock.
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
   Reclassifications
     Certain amounts have been reclassified to conform to the current presentation.
2. Accrued Expenses
     A summary of accrued expenses follows (in thousands):

	March 31,	September 30,
	2006	2005
Patient care expenses	$11,591	$13,186
Salaries and payroll taxes	5,125	4,888
Administrative expenses	4,798	3,713
Paid time-off	1,367	2,115
Self-insurance health expenses	1,250	3,011
Taxes	301	739

Total accrued expenses	$24,432	$27,652

3. Long-Term Debt
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
     Under the revolving line of credit, VistaCare may borrow, repay and re-borrow an amount equal to the lesser of: (i) $30.0 million or (ii) 85% of the net value of eligible accounts receivable. Under the term loan, borrowings are based on allowable total indebtedness based on a multiplier of cash flow as defined in the loan agreement. The maturity date of the credit facility is December 22, 2009. As of March 31, 2006, there was no balance outstanding on the revolving line of credit or on the term loan.
     The credit facility contains certain customary covenants including those that restrict our ability to incur additional indebtedness, pay dividends under certain circumstances, permit liens on property or assets, make capital expenditures, make certain investments, and prepay or redeem debt or amend certain agreements relating to outstanding indebtedness. While we were in compliance with all of the credit facility covenants at March 31, 2006 the company may require a lender waiver and we would need to complete certain administrative procedures in order to borrow under the current terms of the credit facility.
4. Litigation
     Between August and September 2004, approximately five complaints were filed individually and on behalf of all others similarly situated in the United States District Court for the District of Arizona against the Company and two of our officers alleging violations of the federal securities laws arising out of declines in the Company’s stock price in 2004. Specifically, the complaints alleged claims in connection with various statements and purported omissions to the public and to the securities markets relating to the Company’s August 2004 announcement of our decision to accrue an increased amount for the quarter ended June 30, 2004 for potential liability due to the Medicare Cap on reimbursement for hospice services. The five lawsuits were consolidated in April 2005. Discovery has progressed in the consolidated case. The Company intends to vigorously defend the lawsuit. No assurances can be made that the Company will be successful in defense of such claims. If the Company is not successful in defense of such claims, we could be forced to make significant payments to the class of stockholders set forth in the consolidated complaint and their lawyers, and such payments could have a material adverse effect on our business, financial condition, results of operations and cash flows if not covered by our insurance carrier. Even if such claims are not successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business, results of operations, financial position and cash flows.
     Between August and September 2004, two shareholders filed separate derivative lawsuits purportedly on behalf of the Company against several present and former officers and members of the Board of Directors of the Company in the United States District Court

for the District of Arizona. The two derivative complaints, which have been consolidated, allege breaches of fiduciary duties, abuse of control, mismanagement, waste of corporate assets and unjust enrichment, as a result of the same activities alleged in the lawsuits discussed above. The derivative complaint seeks attorney fees and the payment of damages to the Company. In November 2005, the defendants filed a motion to dismiss and no discovery has occurred.
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
5. Dilutive Securities
     The following table presents the calculation of basic and diluted net (loss) income per share (in thousands, except per share information):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Numerator:
Net (loss) income	$(2,016)	$1,131	$(549)	$1,839

Denominator:
Denominator for basic net (loss) income per share — weighted average shares	16,399	16,295	16,383	16,253
Effect of dilutive securities:
Employee stock options	0	522	0	491

Denominator for diluted net (loss) income per share — adjusted weighted average shares and assumed conversion	16,399	16,817	16,383	16,744

Net (loss) income per share:
Basic net (loss) income to stockholders	$(0.12)	$0.07	$(0.03)	$0.11
Diluted net (loss) income to stockholders	$(0.12)	$0.07	$(0.03)	$0.11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     At March 31, 2006, we operated 57 hospice programs under 37 Medicare provider numbers including four in-patient units, and served approximately 5,201 patients in 14 states. During fiscal year 2006, we are planning to continue development of our new programs and in-patient units. Our net patient revenue decreased to $55.9 million for the three months ended March 31, 2006, from $57.5 million for the three months ended March 31, 2005 and increased to $115.6 million for the six months ended March 31, 2006 from $114.1 million for the six months ended March 31, 2005. Due to Medicare Cap estimated liabilities, our net patient revenue for the three months ended March 31, 2006 was reduced by $1.2 million, as compared to a reduction of $1.5 million for the three months ended March 31, 2005, and for the six months ended March 31, 2006 was reduced by $2.4 million, as compared to a reduction of $3.0 million for the six months ended March 31, 2005. As of March 31, 2006, our accrued expenses included $14.3 million for the Medicare Cap accrued liability.
     For the three months ended March 31, 2006, we recorded net loss of $2.0 million, as compared to net income of $1.1 million for the three months ended March 31, 2005. Net loss for the six months ended March 31, 2006 was $0.5 million, compared to net income of $1.8 million for the six months ended March 31, 2005. Our net income was positively impacted by a 3.7% increase in Medicare hospice reimbursement rates effective October 1, 2005. Our 2006 results were negatively impacted by the Indiana decertification (see “Current and Subsequent Events” below) and increases in patient care labor expense, increases in sales, general and administrative expense, new program and in-patient unit development costs which affected our results by $0.8 million during the three months ended March 31, 2006 and expense of $0.4 million for the three months and $0.7 million for the six months ended March 31, 2006 (after tax) of share-based compensation expense pursuant to SFAS 123(R).
Critical Accounting Policy Update
     Adoption of SFAS No. 123(R)
     Effective October 1, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment. This new accounting standard requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company adopted this accounting treatment on the modified prospective basis. Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based payments to employees under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, stock-based compensation was included as pro forma disclosure in the financial statement footnotes. For the three months ended March 31, 2006 and March 31, 2005, we included $0.6 million and $0.1 million of share-based compensation expense in our sales, general and administrative expenses and patient care expenses, and $1.0 million and $0.1 million for the six months ended March 31, 2006 and March 31, 2005, respectively. The recognized tax benefit for stock-based compensation was $0.2 million and $0.3 million for the three and six months ended March 31, 2006, respectively.
Current and Subsequent Events
     On October 17, 2005, we were notified by the Centers for Medicare and Medicaid Services that as a result of surveys conducted by the Indiana State Department of Health, the Medicare provider agreement for our Indianapolis hospice program was being terminated effective October 15, 2005. The termination also impacted our Terre Haute, Indiana program since the two programs shared a Medicare provider number. Since a hospice provider must be certified in the Medicare program to participate in the Indiana Medicaid program, on October 20, 2005, we were similarly notified that our Indianapolis and Terre Haute programs were terminated as Medicaid providers effective October 15, 2005. The terminations limited our reimbursement (for services provided to patients being served on the effective date of termination) to up to 30 days following the effective date and no reimbursement was made for any services to patients admitted into the effected programs after the date of termination. We took steps to allow the patients and families of the effected programs to remain under our care. Some patients transferred to another of our Indiana programs, some patients transferred to competitor programs, and we continued to serve some patients at the Indianapolis and Terre Haute programs without reimbursement. We have appealed the terminations, and our appeal is pending before the appropriate agencies.
     We applied to separate Terre Haute from Indianapolis’s provider number, and were approved for a separate provider number for Terre Haute as of March 7, 2006. From November 15, 2005 to March 6, 2006, we could not admit new patients to our Terre Haute program but we continued to provide care for existing patients without receiving reimbursement. We began receiving reimbursement for Medicare and Medicaid services for our patients transferred to our new Terre Haute provider number as of March 7, 2006. At March 31, 2006, we were providing hospice services to approximately 50 patients under our new Terre Haute provider number which we will receive reimbursement and 79 patients under our old provider number which we will not receive reimbursement. This transfer of patients, which has been as seemless as possible to the patients and families, is a time consuming process of discharging the patient from one provider number and admitting the same patient through a standard admission process at the new provider number. By the end of April 2006, all patients have been transferred to the new provider number.

     We were notified on March 8, 2006 that Bloomington was approved as an Alternative Delivery Site (ADS) with an effective date of November 23, 2005. We have relocated our Bloomington, Indiana program to Indianapolis, Indiana. Recently, we began to admit new Bloomington-based patients, and we began to accept Indianapolis patients on a case-by-case basis at the beginning of March 2006. Moving the Bloomington provider number to Indianapolis will result in a program survey, which is currently being done.
     Our operating results throughout Indiana were impacted by the need to devote leadership and program team resources to implement and convert to a new documentation system that is intended to better meet the preferences of the Indiana State Department of Health. As a result of these costs and other costs associated with our recertification efforts, and our inability to admit new patients to our Terre Haute program between October 15, 2005 and March 7, 2006, our six months ended March 31, 2006 pre-tax earnings performance was negatively impacted by approximately $5.1 million compared to the six months ended March 31, 2005, the loss consisted of $1.8 million for services provided which we can not bill, $3.0 million for our estimated additional lost revenues due to our inability to maintain the programs at historical levels, and $0.5 million for legal, training, and travel costs related to the certification matters partially offset by lower expenses, primarily due to a lower payroll.
     During the first and second quarters, we consolidated our four Utah programs into two programs. On December 16, 2005, we combined our patients from our Lehi, Utah program with our Salt Lake City, Utah program. On February 1, 2006, we consolidated our Logan, Utah program into our Ogden, Utah program. In both cases, we were able to execute the transition with no impact on patient care, while reducing operating expenses and estimated Medicare Cap liability.
     On February 8, 2006, VistaCare and Emory Healthcare announced the opening of a 28-bed hospice in-patient unit operated by VistaCare at the Bud Terrace Westly Woods Skilled Nursing facility to enhance the depth and scope of end-of-life care services in the Atlanta, Georgia metropolitan area and throughout the Emory Healthcare system.
     On January 10, 2006 we opened a 16 bed in-patient unit in Evansville, Indiana at Trilogy Health Systems’ River Pointe Health Campus. Currently, we have an additional in-patient unit under development in Lubbock, Texas at the Carillon Senior Living Campus.
     On March 24, 2006, Henry L. Hirvela was appointed as our Chief Financial Officer (CFO). In his role as CFO, Mr. Hirvela has assumed leadership of our Financial Operations and Information Technology groups. Mr. Hirvela joins VistaCare having performed consulting services for Vigilant Systems, Inc., developed Ironwood Golf Group LLC, and served as Chairman of Three-Five Systems, Inc., an electronic manufacturing services company. From 1996 to 2000, Mr. Hirvela served as Vice President and Chief Financial Officer for Allied Waste Industries, Inc.

VISTACARE, INC.
HIGHLIGHTS
(dollars in millions, except per day/per diem and per beneficiary)

	Three Months Ended	Three Months Ended	Twelve Months Ended	Six Months Ended	Six Months Ended
	March 31, 2006	March 31, 2005	September 30, 2005	March 31, 2006	March 31, 2005
Patient Statistics:
Average Daily Census (ADC)	5,091	5,358	5,376	5,203	5,337
Ending census on last day of period	5,201	5,388	5,510	5,201	5,388
Patient days	458,183	482,190	1,962,098	946,967	971,415
In-patient days (general in-patient)	4,941	4,904	17,335	9,957	9,501
Admissions	4,435	4,601	17,574	8,564	8,915
Diagnosis mix of admitted patients:
Cancer	29%	30%	31%	31%	30%
Alzheimers/Dementia	12%	12%	11%	13%	12%
Heart disease	20%	18%	18%	19%	18%
Respiratory	10%	9%	9%	9%	9%
Failure to thrive/Rapid decline	22%	23%	23%	21%	23%
All other	7%	8%	8%	7%	8%
Discharges	4,384	4,538	17,382	8,861	8,770
Average length of stay on discharged patients	110	117	113	113	116
Median length of stay on discharged patients	28	28	31	31	30

Program site Statistics:
Programs	57	54	58	57	54
In-patient units (included within a program)	4	1	2	4	1
Medicare provider numbers	37	37	37	37	37
Programs by ADC size
0-60 ADC	22	15	21	22	15
61-100 ADC	16	15	15	16	15
100-200 ADC	14	16	16	14	16
200+ ADC	5	8	6	5	8

Net patient revenue:
Net patient revenue	$55.9	$57.5	$225.4	$115.6	$114.1
Net patient revenue per day of care	$122.00	$119.00	$115.00	$122.00	$117.00
Patient revenue payor %
Medicare	92.4%	92.9%	92.5%	92.4%	93.1%
Medicaid	4.6%	4.4%	4.6%	4.6%	4.1%
Private insurers and managed care	3.0%	2.7%	2.9%	3.0%	2.8%
Level of care % of patient revenue
Routine home care	94.4%	94.7%	95.4%	94.6%	95.1%
General in-patient care	4.6%	4.5%	3.7%	4.6%	4.2%
Continuous home care	0.8%	0.6%	0.7%	0.7%	0.6%
Respite in-patient care	0.2%	0.1%	0.2%	0.1%	0.1%
Level of care base Medicare per diem reimbursement rates in effect:
Routine home care	$126.49	$121.98	$121.98	$126.49	$121.98
General in-patient care	$562.69	$542.61	$542.61	$562.69	$542.61
Continuous home care	$738.26	$711.92	$711.92	$738.26	$711.92
Respite in-patient care	$130.85	$126.18	$126.18	$130.85	$126.18
Increase in base rates	3.7%	3.3%	3.3%	3.7%	3.3%
Hospice Medicare Cap per beneficiary	$20,371.00 (1)	$19,777.51	$19,777.51	$20,371.00 (1)	$19,777.51
Accrued Medicare Cap liability (2)	$14.3	$16.2	$18.1	$14.3	$16.2
Estimated Medicare Cap reductions to revenue (1)	$1.2	$1.5	$11.9	$2.4	$3.0
Medicare Cap paid	$—	$(1.4)	$(13.4)	$(6.1)	$(6.3)
Estimated payment denials	$0.9	$0.9	$6.2	$1.7	$2.2
Allowance for denials reserve	$3.4	$4.0	$3.1	$3.4	$4.0

Expenses:
Nursing home expenses	$11.7	$12.2	$53.1	$23.6	$23.5
Nursing home revenues	$(10.8)	$(11.3)	$(47.9)	$(22.1)	$(21.8)

Nursing home costs, net	$0.9	$0.9	$5.2	$1.5	$1.7

(1)	Medicare Cap per beneficiary is not released by Centers for Medicare and Medicaid Services (CMS) until August 2006; amount represents our estimate used to calculate 2006 Medicare Cap.

(2)	We have not received any assessment letters for our fiscal year ended September 30, 2005 as of the date of this report.

Glossary
As used in this report, the following terms have the meanings indicated.
Average Daily Census (ADC): Total patient days for all patients divided by the number of days during the period.
In-patient days: Total patient days in an acute care facility (hospital based or company owned).
Admissions: New admissions including re-admissions.
Discharges: Total patients deceased or discharged from service.
Average length of stay: Total days of care for patients discharged during the period divided by the total patients discharged.
Program: A separate hospice location operated under the same management as other company hospices.
Provider number: Unique identifiers assigned by Medicare and Medicaid to their providers.
Medicare Cap liability: The limitation imposed by CMS upon payments for hospice services; the limitations are assessed on a specific provider number basis.
Medicare Cap year: Medicare payments received under a given provider number with respect to services provided to all Medicare hospice care beneficiaries served within the provider number between each November 1 and October 31. The result is then compared with the number of Medicare beneficiaries electing to receive hospice care for the first time from that hospice provider during September 28 of each year and September 27 of the following year.
In-patient unit: Patient care provided in a hospital or other facility when pain and other symptoms cannot be managed effectively in a home setting. In the in-patient units we operate, we care for our own patients and a limited number of other hospices’ patients. In some of our programs we contract with other in-patient units to provide care for our patients.
Results of Operations
     The following table sets forth selected consolidated financial information as a percentage of net patient revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net patient revenue	100%	100%	100%	100%
Operating expenses:
Patient care expenses:
Salaries, benefits and payroll taxes	43.0%	39.6%	40.8%	40.4%
Pharmaceuticals	5.0%	5.0%	4.9%	4.8%
Durable medical equipment	5.0%	4.7%	4.9%	5.0%
Other (including in-patient arrangements, nursing home costs, net, purchased services, travel and supplies)	13.7%	12.1%	12.7%	11.6%

Total patient care expenses	66.7%	61.4%	63.3%	61.8%
Sales, general and administrative expenses:
Salaries, benefits and payroll taxes	21.2%	19.5%	19.3%	20.2%
Office leases	3.2%	2.6%	3.0%	2.5%
Other (including severance, travel, marketing and charitable contributions)	13.0%	11.0%	13.2%	10.9%

Total sales, general and administrative expenses	37.4%	33.1%	35.5%	33.6%
Depreciation and amortization	2.3%	2.4%	2.2%	2.1%

Operating (loss) income	(6.4)%	3.1%	(1.0)%	2.5%
Non-operating income	0.4%	0.2%	0.4%	0.1%
Income tax (benefit) expense	(2.4)%	1.3%	(0.3)%	1.0%

Net (loss) income	(3.6)%	2.0%	(0.3)%	1.6%

Three and Six Months Ended March 31, 2006, Compared to Three and Six Months Ended March 31, 2005
Net Patient Revenue
     Net patient revenue is primarily the amount we are entitled to collect for our services, which is determined by the number of billable patient days, the level of care, the payor and the geographic area. These are adjusted for estimated Medicare Cap liabilities and estimated payment denials. Net patient revenue decreased $1.6 million, or 3% to $55.9 million for the three months ended March 31, 2006, compared to $57.5 million for the three months ended March 31, 2005. Net patient revenue increased $1.5 million, or 1%, to $115.6 million for the six months ended March 31, 2006, compared to $114.1 million for the six months ended March 31, 2005. Net patient revenue per day of care increased to approximately $122 per day for the three months ended March 31, 2006 from approximately $119 per day for the three months ended March 31, 2005. Net patient revenue per day of care increased to approximately $122 per day for the six months ended March 31, 2006 from approximately $117 per day for the six months ended March 31, 2005. Overall increases in net patient revenue during the six months ended March 31, 2006 were primarily due to:
•	a Medicare reimbursement rate increase of 3.7%, effective October 1, 2005;

•	an increase in the number of in-patient days, which have a high per diem rate, to 9,957 days for the six months ended March 31, 2006, from 9,501 days for the six months ended March 31, 2005; and

•	reduction in our estimated Medicare Cap provision of $1.2 million for the three months ended March 31, 2006, compared to $1.5 million for the three months ended March 31, 2005 and $2.4 million for the six months ended March 31, 2006, compared to $3.0 million for the six months ended March 31, 2005.
     These revenue increases were offset by the negative impact of approximately $3.4 million and $4.8 million for the three and six months ended March 31, 2006 as compared to the three and six months ended March 31, 2005, as a result of the decertification of our Indianapolis, Indiana program. Our gross revenues for the four affected Indiana sites were $1.6 million for the three months ended March 31, 2006 as compared to $5.0 million for the three months ended March 31, 2005 and were $4.7 million for the six months ended March 31, 2006 as compared to $9.5 million for the six months ended March 31, 2005. This decertification also impacted our Terre Haute program since it shared a Medicare provider number with our Indianapolis location, and our Bloomington and Seymour programs, where some of our patients were transferred. This is discussed further under the heading “Current and Subsequent Events” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report.

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
     We recorded reductions to net patient revenue of $1.2 million and $1.5 million for the three months ended March 31, 2006 and March 31, 2005, respectively, and $2.4 million for the six months ended March 31, 2006, compared to $3.0 million for the six months ended March 31, 2005, for the estimated cost of exceeding the annual Medicare Cap. The $2.4 million reduction to net patient revenue for Medicare Cap for the six months ended March 31, 2006 represents approximately half of the total estimated accrual for patient service dates during 2006, including pro-ration for estimated services that these patients in 2006 may receive from other hospice programs. As of March 31, 2006 and September 30, 2005, our accrued expenses included $14.3 million and $18.1 million for Medicare Cap accrued liability, respectively.
     We recorded reductions to net patient revenue for estimated payment denials, contractual adjustments (such as differences in payments by commercial payors) and subsequent changes to initial level of care determinations (made retroactively by VistaCare staff after initial admission) of $0.9 million for both the three months ended March 31, 2006 and March 31, 2005, respectively and $1.7 million for the six months ended March 31, 2006, compared to $2.2 million for the six months ended March 31, 2005. The allowance for denials on patient accounts receivable and room and board was $3.4 million and $3.1 million at March 31, 2006 and September 30, 2005, respectively.
Patient Care Expenses
     Patient care expenses consist primarily of salaries, benefits, payroll taxes and mileage costs associated with patient care and direct patient care expenses for pharmaceuticals, durable medical equipment, medical supplies, in-patient facilities, nursing home costs and purchased services such as ambulance, infusion and radiology. Patient care expenses increased $2.0 million, or 6%, to $37.3 million for the three months ended March 31, 2006 from $35.3 million for the three months ended March 31, 2005, and increased $2.8 million, or 4%, to $73.2 million for the six months ended March 31, 2006 from $70.4 million for the six months ended March 31, 2005. As a percentage of net patient revenue, patient care expenses increased to 66.7% for the three months ended March 31, 2006 from 61.4% for the three months ended March 31, 2005, and increased to 63.3% for the six months ended March 31, 2006 from 61.7% for the six months ended March 31, 2005, attributable to higher costs and lower revenues (due to the decertification of Indianapolis).
     The increase in patient care expenses relates to the higher salaries, benefits, and payroll taxes of hospice care providers of $1.5 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 and $2.4 million for the six months ended March 31, 2006 compared to the six months ended March 31, 2005, these increases were attributable to increases in IPU nurses, FICA Employer tax, contracted labor and physician visits. These higher salaries, benefits and payroll taxes were partially offset by lower health insurance expenses of $0.3 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 and $1.4 million for the six months ended March 31, 2006 compared to the six months ended March 31, 2005 relating to a further decline in our claim experience and reimbursement lag time. For the six months ended March 31, 2006 as compared to the six months ended March 31, 2005, patient care expenses also increased from higher in-patient expenses of $0.7 million for inpatient rent and inpatient hospital and higher mileage reimbursements of $0.5 million from higher mileage reimbursement rates. Additionally, the increase in patient care expenses related to higher purchased services of $0.6 million for both the three and six months ended March 31, 2006 as compared to the three and six months ended March 31, 2005 due to the demand for purchased services.
     These patient care expense increases were partially offset by a reduction in net room and board expenses of $0.1 million and $0.2 million for the three and six months ended March 31, 2006 compared to the three and six months ended March 31, 2005. Nursing home expenses totaled approximately $11.7 million and $12.2 million for the three months ended March 31, 2006 and March 31, 2005, respectively, and $23.6 million and $23.5 million for the six months ended March 31, 2006 and March 31, 2005, respectively. Nursing home revenues totaled approximately $10.8 million and $11.3 million for the three months ended March 31, 2006 and March 31, 2005, respectively, and $22.1 million and $21.8 million for the six months ended March 31, 2006 and March 31, 2005, respectively. Our nursing home costs, net, were $0.9 million and $0.9 million for the three months ended March 31, 2006 and March 31, 2005, respectively, and $1.5 million and $1.7 million for the six months ended March 31, 2006 and March 31, 2005, respectively.

Sales, General and Administrative Expenses
     Sales, general and administrative (SG&A) expenses primarily include salaries, payroll taxes, benefits and travel expenses associated with our staff not directly involved with patient care, bonuses for all employees, marketing, office leases, professional services and sales and use taxes. SG&A expenses increased $1.8 million, or 10%, to $20.9 million for the three months ended March 31, 2006 from $19.0 million for the three months ended March 31, 2005, and increased $2.7 million, or 7%, to $41.1 million for the six months ended March 31, 2006 from $38.4 million for the six months ended March 31, 2005. As a percentage of net patient revenue, SG&A expenses increased to 37.4% for the three months ended March 31, 2006 from 33.1% for the three months ended March 31, 2005, and increased slightly to 35.5% for the six months ended March 31, 2006 from 33.6% for the six months ended March 31, 2005.
     The increases in SG&A expenses were due to $0.5 million and $0.8 million higher share-based compensation from the adoption of SFAS 123(R), $0.3 million and $0.6 million higher rent from the additional programs added during the last year, $0.4 million and $0.6 million higher legal due to outside legal support with the Indiana decertification, and $0.4 million and $0.5 million higher training and education from issues related to the Indiana decertification and Sales training for the three months ended and for the six months ended in the respective 2006 periods versus the comparable 2005 periods. For the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, SG&A expenses also increased due to higher program bonus expenses of $0.3 million and higher salaries of $0.2 million from the addition of the Chief Medical Officer and Vice President Patient Care. For the six months ended March 31, 2006 as compared to the six months ended March 31, 2005, SG&A expenses also increased from lower capitalized software expenses of $0.4 million. These increases were partially offset by lower severance of $0.4 million and $0.2 million and lower health insurance expenses of $0.1 million and $0.5 million from the further decline in our insurance claim expense and reimbursement lag time for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 and for the six months ended March 31, 2006 compared to the six months ended March 31, 2005, respectively, relating to a change in estimate related to further decline in our claim experience and reimbursement lag time.
Depreciation
     Depreciation is calculated on the straight-line method for equipment, computers, leasehold improvements and furniture and fixtures. Depreciation expense increased slightly, due to asset requirements of our new programs added during 2005 and 2006, to $0.6 million from $0.5 million for the three months ended March 31, 2006 and March 31, 2005, respectively, and $1.2 million from $0.9 million for the six months ended March 31, 2006 and March 31, 2005, respectively.
Amortization
     Amortization is calculated over a three year period for capitalized software and capitalized software development and a five year period for an acquisition related covenant not to compete. Amortization was $0.7 million and $0.9 million for the three months ended March 31, 2006 and March 31, 2005, respectively, and $1.3 million from $1.5 million for the six months ended March 31, 2006 and March 31, 2005, respectively.
Non-Operating Income
     Non-operating income primarily relates to interest income net of other expenses. Non-operating income was $0.2 million and $0.1 million for the three months ended March 31, 2006 and March 31, 2005, respectively, and $0.4 million from $0.2 million for the six months ended March 31, 2006 and March 31, 2005, respectively.
Income Tax
     We record income taxes under the liability method as required by Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. For the three months ended March 31, 2006, our income tax benefit was $1.3 million as compared to income tax expense of $0.7 million for the three months ended March 31, 2005, and income tax benefit of $0.3 million for the six months ended March 31, 2006 as compared to income tax expense of $1.2 million for the six months ended March 31, 2005.
     The effective rate for the three months ended March 31, 2006 and March 31, 2005 was 39.6% and 39.3%, respectively. The effective rate for the six months ended March 31, 2006 and March 31, 2005 was 33.7% and 39.2%, respectively. The decrease in our effective rate for the three and six months ended March 31, 2006 was comprised of decreases in earnings and increases in permanent tax adjustments for 2006 and other state tax adjustments.
Liquidity and Capital Resources
     Our principal liquidity requirements have been for working capital and capital expenditures. We have financed these requirements primarily with cash flow from operations. We raised net proceeds of $48.1 million from our initial public offering of stock in December 2002. We used the net proceeds to repay debt of $11.0 million, with the balance invested in short-term investments. As of March 31, 2006, we had cash and cash equivalents and short-term investments of $41.1 million, working capital of approximately $55.8 million and the potential to borrow up to $50.0 million depending on eligible receivables under our revolving credit and term loan facility described below.
     Net cash used in operating activities for the three months ended March 31, 2006 was $0.5 million as compared to cash provided by operating activities of $5.7 million for the three months ended March 31, 2005, and $10.5 million of cash used in operating activities for the six months ended March 31, 2006 as compared to cash provided by operating activities of $2.6 million for the six months ended March 31, 2005. These increases in cash used in operating activities were due to the net loss versus the net income, the increases in accounts receivables and our payment of Medicare Cap liability and the decreases in accounts payable in the respective 2006 periods versus the comparable 2005 periods. The increase in accounts receivable at a rate greater than revenues is due to a change in the timing of certain billings whereby we can not bill until a subsequent month.
     Net cash provided by investing activities was $0.2 million as compared to cash used in investing activities of $0.9 million for the three months ended March 31, 2006 and March 31, 2005, respectively, and $2.2 million and $12.5 million cash used in investing activities for the six months ended March 31, 2006 and March 31, 2005, respectively. The cash provided by investing activities for the three months ended March 31, 2006 related primarily to the decrease in other assets and decreases in the purchases of short-term investments. These cash uses for the six months ended March 31, 2006 related primarily to the purchase of computer and office equipment for new programs being developed, offset by decreases in the purchases of short-term investments and the decreases in other assets.
     Net cash provided by financing activities was $0.1 million and $0.7 million for the three months ended March 31, 2006 and March 31, 2005, respectively, and $0.2 million and $0.9 million for the six months ended March 31, 2006 and March 31, 2005, respectively. Cash provided by financing activities principally resulted from the exercise of employee stock options and employee stock purchases.
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
     Under the revolving line of credit, we may borrow, repay and re-borrow an amount equal to the lesser of: (i) $30.0 million or (ii) 85% of the net value of eligible accounts receivable. Under the term loan, borrowings are based on allowable total indebtedness based on a multiplier of cash flow as defined in the loan agreement. The maturity date of the credit facility is December 22, 2009. No borrowings were made under the credit facility during the second quarter and as of March 31, 2006, we had no outstanding debt.
     The credit facility contains certain customary covenants including those that restrict our ability to incur additional indebtedness, pay dividends under certain circumstances, permit liens on property or assets, make capital expenditures, make certain investments, and prepay or redeem debt or amend certain agreements relating to outstanding indebtedness. While we were in compliance with all of the credit facility covenants at March 31, 2006 the company may require a lender waiver and we would need to complete certain administrative procedures in order to borrow under the current terms of the credit facility.
     We expect that our principal liquidity requirements will be for working capital, the development of new hospice programs, and new in-patient units, the acquisition of other hospice programs and for capital expenditures. We expect that our existing funds, cash flows from operations and potential borrowing capacity under our credit agreement will be sufficient to fund our principal liquidity requirements for at least the next twelve months. Our future liquidity requirements and the adequacy of our available funds will depend on many factors, including payment for our services, regulatory changes and compliance with new regulations, expense levels, future development of new hospice programs, future development of new in-patient units, acquisitions of other hospice programs and capital expenditures.
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
Payment, Legislative and Regulatory Changes
     We are almost exclusively dependent on payments from the Medicare and Medicaid programs. These programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by these programs for our services or changes in methods or regulations governing payments for our services could have a materially adverse affect on our patient care revenues, cash flow from operations and profitability.
Inflation
     The healthcare industry is labor intensive. Historically, wages and other expenses increased during periods of inflation and labor shortages in the marketplace. In addition, suppliers pass along rising costs to us in the form of higher prices for the goods and services we purchase. We have implemented control measures designed to curb increases in operating expenses; however, we cannot predict our ability to cover or offset future cost increases.
Forward-Looking Statements
     Certain statements contained in this press release and the accompanying tables, including statements with respect to VistaCare’s anticipated growth in net patient revenue, organic patient census and diluted earnings per share, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “hope,” “anticipate,” “plan,” “expectations,” “forecast,” “goal,” “targeted” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. VistaCare does not undertake and specifically disclaims any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These statements are based on current expectations and assumptions and involve various risks and uncertainties, which could cause VistaCare’s actual results to differ from those expressed in such forward-looking statements. These risks and uncertainties arise from, among other things, possible changes in regulations governing the hospice care industry, periodic changes in reimbursement levels and procedures under Medicare and Medicaid programs, difficulties predicting patient length of stay and estimating potential Medicare reimbursement obligations, patient discharge rate, challenges inherent in VistaCare’s growth strategy, the current shortage of qualified nurses and other healthcare professionals, VistaCare’s dependence on patient referral sources, and other factors detailed under the caption “Factors that May Affect Future Results” or “Risk Factors” in VistaCare’s most recent report on Form 10-K and its other filings with the Securities and Exchange Commission. You are cautioned not to place undue reliance on such forward-looking statements and there are no assurances that the matters contained in such statements will be achieved.

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
Item 4. Controls and Procedures.
     (a) Evaluation of Disclosure Controls and Procedures.
     Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2006. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2006, our disclosure controls and procedures were (1) designed to ensure that information required to be disclosed by us is accumulated and communicated to management, including our CEO and CFO, by others within those entities, to allow timely decisions regarding required disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
     We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving all of the matters discussed in this Item 3, individually or in aggregate, will not have a material adverse impact on our financial position or our results of operations, the litigation and other claims that we face are subject to inherent uncertainties and management’s view of these matters may change in the future. Should an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position, and cash flows on the results of operations for the period in which the effect becomes probable and reasonably estimable.
Item 1A. Risk Factors.
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2005, which could materially affect our financial condition, results of operations or our future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition, results of operations and our future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (a) Sales of Unregistered Securities. None.
     (b) Use of Proceeds from Registered Securities. On December 23, 2002, we completed an initial public offering of shares of our Class A stock. The shares were registered under the Securities Act of 1933 on a registration statement on Form S-1 (Registration No. 333-98033), which was declared effective by the Securities and Exchange Commission on December 17, 2002. Our net proceeds from the offering were $48.1 million, which we used to repay debt of $11.0 million, with the balance invested in short-term investments. None of the offering proceeds were used in the three-months ended March 31, 2006.
     (c) Repurchases of Securities. We did not repurchase any of our securities during the three months ended March 31, 2006.
     (d) Restrictions Upon the Payment of Dividends. We are prohibited under our credit facility from paying any cash dividends if there is a default under the facility or if the payment of any cash dividends would result in default.

Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     Our annual meeting of stockholders was held on February 23, 2006, in Phoenix, Arizona. On the record date for the annual meeting, 16,392,143 shares of common stock were outstanding and eligible to vote. A quorum was present at the annual meeting. The table below briefly describes the proposal and the results from the annual meeting of stockholders.

	Number of Shares Voted
	For	Withheld
Election of Directors, each to serve a three-year term:
James C. Crews	15,075,889	320,039
David W. Elliot	15,358,961	36,967
Geneva B. Johnson	14,490,112	905,816

	For	Against	Withheld
Ratification of selection of Ernst & Young LLP as the independent registered public accounting firm for the fiscal year ending September 30, 2006:	15,285,642	109,446	840
     In addition to the election of three directors at the annual meeting, the terms of six directors continued after the meeting. The continuing directors were Jon M. Donnell, Perry G. Fine, Jack A. Henry, Pete A. Klisares, Ronald A. Matricaria and Richard R. Slager.
Item 5. Other Information.
     None.
Item 6. Exhibits.
     Exhibits: The exhibits are listed in Exhibit Index on page 22 and incorporated herein.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTACARE, INC.

By: /s/ Richard R. Slager

Date: May 10, 2006	Richard R. Slager
President and Chief Executive Officer

By: /s/ Henry L. Hirvela

Date: May 10, 2006	Henry L. Hirvela
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Employment Offer Letter dated March 22, 2006 between VistaCare, Inc. and Henry L. Hirvela (filed as Exhibit 10.1 to VistaCare’s Current Report on Form 8-K filed with the Commission on March 28, 2006 and incorporated herein by reference).

10.2	Management Agreement dated March 24, 2006 by and between VistaCare, Inc. and Henry L. Hirvela (filed as Exhibit 10.2 to VistaCare’s Current Report on Form 8-K filed with the Commission on March 28, 2006 and incorporated herein by reference).

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.