Form 10-Q
period 2006-06-30
VISTACARE, INC.
filed 2006-08-09
CIK 787030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of August 4, 2006, there were outstanding 16,432,319 shares of the issuer’s Class A Common Stock, $0.01 par value per share.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
VISTACARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	June 30,	September 30,
	2006	2005
	(unaudited)	(note 1)
ASSETS
Current assets:
Cash and cash equivalents	$16,657	$25,962
Short-term investments	27,961	27,413
Patient accounts receivable (net of allowance for denials of $2,145 and $1,594 at June 30, 2006 and September 30, 2005, respectively)	26,517	20,202
Patient accounts receivable — room & board (net of allowance for denials of $543 and $1,527 at June 30, 2006 and September 30, 2005, respectively)	5,664	9,149
Prepaid expenses	4,120	3,811
Tax receivable	3,220	4,329
Deferred tax assets	10,696	8,826

Total current assets	94,835	99,692
Fixed assets, net	6,435	5,757
Goodwill	24,002	24,002
Other assets	5,885	7,310

Total assets	$131,157	$136,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$914	$1,445
Accrued expenses	22,452	27,652
Accrued Medicare Cap	15,392	18,057

Total current liabilities	38,758	47,154
Deferred tax liability-non-current	4,140	2,745
Stockholders’ equity:
Class A Common Stock, $0.01 par value; authorized 33,000,000 shares; 16,421,924 and 16,376,529 shares issued and outstanding at June 30, 2006 and September 30, 2005, respectively	164	164
Additional paid-in capital	109,638	108,054
Deferred compensation	—	(555)
Accumulated deficit	(21,543)	(20,801)

Total stockholders’ equity	88,259	86,862

Total liabilities and stockholders’ equity	$131,157	$136,761

See accompanying notes to consolidated financial statements.

VISTACARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share information)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net patient revenue	$59,914	$57,476	$175,475	$171,547
Operating expenses:
Patient care expenses	38,215	36,113	111,453	106,546
Sales, general and administrative expenses	20,623	19,026	61,675	57,382
Depreciation	636	507	1,875	1,440
Amortization	636	549	1,935	2,034

Total operating expenses	60,110	56,195	176,938	167,402

Operating (loss) income	(196)	1,281	(1,463)	4,145
Non-operating income (expense):
Interest income	338	381	1,017	849
Other expense	(77)	(176)	(317)	(480)

Total non-operating income, net	261	205	700	369

Net income (loss) before income taxes	65	1,486	(763)	4,514
Income tax expense (benefit)	258	506	(21)	1,695

Net (loss) income	$(193)	$980	$(742)	$2,819

Net (loss) income per share:
Basic net (loss) income per share	$(0.01)	$0.06	$(0.05)	$0.17

Diluted net (loss) income per share	$(0.01)	$0.06	$(0.05)	$0.17

Weighted average shares outstanding:
Basic	16,408	16,362	16,387	16,299

Diluted	16,408	16,909	16,387	16,899

See accompanying notes to consolidated financial statements.

VISTACARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating activities
Net (loss) income	$(193)	$980	$(742)	$2,819
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	636	507	1,875	1,440
Amortization	636	549	1,935	2,034
Share-based compensation	749	80	1,773	225
Deferred income tax (benefit) expense	(185)	335	(475)	172
Loss on disposal of assets	39	109	185	346
Changes in operating assets and liabilities:
Patient accounts receivable, net	3,644	(2,531)	(2,830)	(4,980)
Prepaid expenses and other	446	(59)	582	462
Payment of Medicare Cap assessments	(90)	(1,125)	(6,211)	(7,492)
Increase in accrual for Medicare Cap	1,150	1,500	3,546	4,500
Accounts payable and accrued expenses	(2,410)	(3,070)	(5,730)	382

Net cash provided by (used in) operating activities	4,422	(2,725)	(6,092)	(92)
Investing activities
Short-term investments purchased	(2,149)	(240)	(4,225)	(23,014)
Short-term investments sold	1,937	—	3,677	12,480
Acquisition	—	(300)	—	(300)
Purchases of equipment	(438)	(508)	(2,679)	(1,765)
Internally developed software expenditures	(142)	(134)	(357)	(752)
(Increase) decrease in other assets	(553)	(1,062)	7	(1,384)

Net cash used in investing activities	(1,345)	(2,244)	(3,577)	(14,735)
Financing activities
Proceeds from issuance of common stock from exercise of stock options and employee stock purchase plan	180	257	364	1,118

Net cash provided by financing activities	180	257	364	1,118

Net increase (decrease) in cash and cash equivalents	3,257	(4,712)	(9,305)	(13,709)
Cash and cash equivalents, beginning of period	13,400	19,690	25,962	28,687

Cash and cash equivalents, end of period	$16,657	$14,978	$16,657	$14,978

Cash and cash equivalents and short-term investments, end of period	$44,618	$58,677	$44,618	$58,677

See accompanying notes to consolidated financial statements.

VISTACARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2006
Description of Business
     VistaCare, Inc. (VistaCare, Company, “we” or similar pronoun), is a Delaware corporation providing medical care designed to address the physical, emotional, and spiritual needs of patients with a terminal illness and the support of their family members. Hospice services are provided predominately in the patient’s home or other residence of choice, such as a nursing home or assisted living facility, or in a hospital or in-patient unit. VistaCare provides in-patient services at its in-patient units and through leased beds at unrelated hospitals and skilled nursing facilities on a per diem basis. VistaCare provides services in Alabama, Arizona, Colorado, Georgia, Indiana, Massachusetts, New Mexico, Nevada, Ohio, Oklahoma, Pennsylvania, South Carolina, Texas and Utah.
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
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary, consisting of normal recurring accruals, for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006.
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
Per Share Information
     Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares outstanding during the period. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares outstanding during the period plus the effect of potentially dilutive securities. We did not include 2.8 million shares and 0.8 million shares for the three months ended June 30, 2006 and June 30, 2005, respectively, because they would have been anti-dilutive. Similarly, we did not include 2.8 million shares and 1.1 million shares in the diluted per share calculation for the nine months ended June 30, 2006 and June 30, 2005, respectively, because inclusion of the securities would be anti-dilutive.
Stock Based Compensation
     At June 30, 2006, the Company had two active share-based compensation plans. Stock option awards granted from these plans are granted at the fair market value (i.e., the closing price of the stock on the NASDAQ Global Market) on the date of grant, and vest over a period determined at the time the options are granted, ranging from immediate vesting to five years graded vesting, and generally have a maximum term of ten years. When options are exercised, new shares of the Company’s Class A common stock are issued under these share-based compensation plans. A total of 4.3 million shares are authorized for issuance under these plans.
     Prior to October 1, 2005, the Company accounted for the plans under the measurement and recognition provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation. Under APB Opinion No. 25, stock options granted to employees and directors at market required no recognition of compensation cost. A share-based compensation pro forma disclosure regarding the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with Statement of Financial Accounting Standard No. 123 Stock-Based Compensation is as follows (in thousands):

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
	2005	2005
Net income:
As reported:	$980	$2,819
Deduct total stock-based employee compensation expense determined under fair value method for all awards, net of tax impact	(3,219)	(4,005)

Pro forma net loss to stockholders	$(2,239)	$(1,186)

Basic net income (loss) per share:
As reported	$0.06	$0.17
Pro forma	(0.14)	(0.07)
Diluted net income(loss) per share:
As reported	$0.06	$0.17
Pro forma	(0.14)	(0.07)
Weighted average shares used in computation:
Basic	16,362	16,299
Diluted	16,362	16,299
     Since we reported a proforma net loss for the three and nine months ended June 30, 2005, potentially diluted shares were excluded from the calculation because they would have been antidilutive.
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
     The adoption of SFAS No. 123(R) increased the Company’s net loss before income tax expense for the three months ended June 30, 2006 and nine months ended June 30, 2006 by approximately $0.7 million and $1.4 million, respectively, and increased its net loss for the three months ended June 30, 2006 and nine months ended June 30, 2006 by approximately $0.5 million and $1.0 million, respectively. Basic and diluted net income per share for both the three months and nine months ended June 30, 2006 would have been $0.02 and $0.02, respectively, if the Company had not adopted SFAS No. 123(R), compared to reported basic and diluted net loss for both the three months and nine months ended June 30, 2006 per share of $0.01 and $0.05, respectively. As of June 30, 2006, total unrecognized compensation cost related to stock option awards if no forfeiture rate was applied, was approximately $8.8 million and the related weighted-average period over which it is expected to be recognized is approximately 3.4 years.
     Prior to the adoption of SFAS No. 123(R), the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires the benefits of realized tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company had no such amounts during the three and nine months ended June 30, 2006.
     Compensation expense related to share-based awards is generally amortized over the vesting period with 10% recorded as patient care expenses and 90% recorded in sales, general and administrative expenses in the consolidated statements of operations.
     A summary of stock options within the Company’s share-based compensation plans and changes for the nine months ended June 30, 2006 is as follows:

	Number of	Weighted	Weighted Average	Aggregate
	Shares Under	Average	Remaining	Intrinsic
	Option	Exercise Price	Contractual Term	Value
Balance at September 30, 2005	2,638,814	$16.72
Granted	358,600	13.93
Exercised	(20,873)	4.94
Terminated/expired	(326,584)	20.03

Balance at June 30, 2006	2,649,957	$16.03	8.0	$5.5 million

     The intrinsic value of options exercised during both the three and nine months ended June 30, 2006 was $0.1 million and $0.2 million respectively. Options exercisable under the Company’s share-based compensation plans at June 30, 2006 were 1.8 million shares, with an average exercise price of $16.61, an average remaining contractual term of 8 years, and an aggregate intrinsic value of $(5.5) million. Cash received by the Company related to the exercise of options during both the three and nine months ended June 30, 2006 amounted to $0.1 million.
     A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the nine months ended June 30, 2006 is as follows:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at September 30, 2005	15,000	$16.00
Granted	175,000	13.47
Vested	(3,600)	—
Forfeited	(31,800)	—

Nonvested at June 30, 2006	154,600	$13.54

     The total fair value of restricted shares vested during both the three and nine months ended June 30, 2006 and June 30, 2005 was $0.1 million and zero, respectively.
     The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Three and Nine Months Ended	Three and Nine Months Ended
	June 30, 2006	June 30, 2005
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	0.5	0.5
Risk-free interest rate range	3.9% to 5.2%	2.8% to 3.6%
Expected life of options	7.5 years	5 years
     The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options for the three months ended June 30, 2006 and June 30, 2005 is an average of the contractual terms and vesting periods, and historical data, respectively. The weighted average fair value of stock options granted during the three months ended June 30, 2006 and June 30, 2005 was $8.21 and $7.85, respectively. The expected stock price volatility is based on historical trading of the company’s stock.
Income Taxes
     VistaCare accounts for income taxes under the liability method as required by FASB Statement No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on temporary differences between financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which the related taxes are expected to be paid or recovered.
Reclassifications
     Certain amounts have been reclassified to conform to the current presentation.
2. Accrued Expenses
     A summary of accrued expenses follows (in thousands):

	June 30,	September 30,
	2006	2005
Patient care expenses	$10,864	$13,186
Administrative expenses	5,281	3,713
Salaries and payroll taxes	2,602	4,888
Paid time-off	1,878	2,115
Self-insurance health expenses	1,520	3,011
Taxes	307	739

Total accrued expenses	$22,452	$27,652

3. Litigation
     Between August and September 2004, approximately five complaints were filed individually and on behalf of all others similarly situated in the United States District Court for the District of Arizona against the Company and two of our officers alleging violations of the federal securities laws arising out of declines in the Company’s stock price in 2004. Specifically, the complaints alleged claims in connection with various statements and purported omissions to the public and to the securities markets relating to the Company’s August 2004 announcement of our decision to accrue an increased amount for the quarter ended June 30, 2004 for potential liability due to the Medicare Cap on reimbursement for hospice services. The five lawsuits were consolidated in April 2005. On June 16, 2006, the Company entered into a settlement agreement with the plaintiffs, agreeing to pay $4,600,000 to settle this case, all of which is being paid for by insurance. The settlement was preliminarily approved by the Court on July 6, 2006 and is set for a final determination on September 29, 2006. Should the Court grant final approval of the settlement, the case will be dismissed with prejudice. No assurances can be given that the Court will ultimately approve the settlement. If the Court does not approve the settlement, the Company will continue to vigorously defend the action.
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
     We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving all of the matters discussed herein individually or in aggregate, will not have a material adverse impact on our financial position or our results of operations, the litigation and other claims that we face are subject to inherent uncertainties and management’s view of these matters may change in the future. Should an unfavorable final outcome occur, there exists the possibility of a material adverse impact on our financial position, results of operations and cash flows for the period in which the effect becomes probable and reasonably estimable.

4. Dilutive Securities
     The following table presents the calculation of basic and diluted net (loss) income per share (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Net (loss) income	$(193)	$980	$(742)	$2,819

Denominator:
Denominator for basic net (loss) income per share — weighted average shares	16,408	16,362	16,387	16,299
Effect of dilutive securities:
Employee stock options	0	547	0	600

Denominator for diluted net (loss) income per share — adjusted weighted average shares and assumed conversion	16,408	16,909	16,387	16,899

Net (loss) income per share:
Basic net (loss) income to stockholders	$(0.01)	$0.06	$(0.05)	$0.17
Diluted net (loss) income to stockholders	$(0.01)	$0.06	$(0.05)	$0.17
5. Subsequent Events
     On July 5, 2006 the Company was informed by the Centers for Medicare and Medicaid Services and the Indiana Medicaid program that the Company would have the right to bill up to $0.9 million for past services that were not determined to be eligible for payments at the time of service. Certain uncertainties exist with respect to the information required for billing and collection so the Company will not record the related revenues until all uncertainties are satisfied.
     In addition, in the third quarter of 2006, the Company decided, for strategic reasons, to sell its Cincinnati, Ohio program. A sale agreement was executed on July 31, 2006, and the parties are pursing satisfaction of the conditions for closing. The sale of the Cincinnati program is anticipated to be completed in the fourth quarter of 2006. Management determined the program’s financial performance to be immaterial to separately disclose as an asset held for sale on the consolidated financial statements for the three and nine months ending June 30, 2006. The Company does not expect a loss on this sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     At June 30, 2006, we operated 57 hospice programs under 37 Medicare provider numbers including five in-patient units, and served approximately 5,265 patients in 14 states. During fiscal year 2006, we are planning to continue development of our new programs and in-patient units. Our net patient revenue increased to $59.9 million for the three months ended June 30, 2006, from $57.5 million for the three months ended June 30, 2005 and increased to $175.5 million for the nine months ended June 30, 2006 from $171.5 million for the nine months ended June 30, 2005. Our net patient revenue for the three months ended June 30, 2006 includes a reduction of $1.2 million, as compared to a reduction of $1.5 million for the three months ended June 30, 2005, and a reduction of $3.5 million for the nine months ended June 30, 2006, as compared to a reduction of $4.5 million for the nine months ended June 30, 2005.
     For the three months ended June 30, 2006, we recorded a net loss of $0.2 million, as compared to net income of $1.0 million for the three months ended June 30, 2005. Net loss for the nine months ended June 30, 2006 was $0.7 million, compared to net income of $2.8 million for the nine months ended June 30, 2005. Our 2006 results were positively impacted by a 3.7% increase in Medicare hospice reimbursement rates effective October 1, 2005. Our 2006 results were negatively impacted by the Indiana decertification (see “Current and Subsequent Events” below) and increases in patient care labor expense, increases in sales, general and administrative expense, new program and in-patient unit development costs and share-based compensation expense pursuant to SFAS 123(R).
Critical Accounting Policy Update
     Adoption of SFAS No. 123(R)
     Effective October 1, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment. This new accounting standard requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company adopted this accounting treatment on the modified prospective basis. Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based payments to employees under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, stock-based compensation was included as pro forma disclosure in the financial statement footnotes. For the three months ended June 30, 2006 and June 30, 2005, we included $0.8 million and $0.1 million of share-based compensation expense in our sales, general and administrative expenses and patient care expenses, and $1.8 million and $0.2 million for the nine months ended June 30, 2006 and June 30, 2005, respectively. The recognized tax benefit for stock-based compensation was $0.2 million and $0.5 million for the three and nine months ended June 30, 2006, respectively.
Current and Subsequent Events
     On October 17, 2005, we were notified by the Centers for Medicare and Medicaid Services (“CMS”) that as a result of surveys conducted by the Indiana State Department of Health, the Medicare provider agreement for our Indianapolis hospice program was being terminated effective October 15, 2005. The termination also impacted our Terre Haute, Indiana program since the two programs shared a Medicare provider number. Since a hospice provider must be certified in the Medicare program to participate in the Indiana Medicaid program, on October 20, 2005, we were similarly notified that our Indianapolis and Terre Haute programs were terminated as Medicaid providers effective October 15, 2005. The terminations limited our reimbursement (for services provided to patients being served on the effective date of termination) and no reimbursement was available for any services to patients admitted into the affected programs after the date of termination. We took steps to allow the patients and families of the affected programs to remain under our care. Some patients transferred to another of our Indiana programs, some patients transferred to competitor programs, and we continued to serve some patients at the Indianapolis and Terre Haute programs without the expectation of reimbursement. We appealed the termination determination. With no admission of liability or fault on our part and no admission of error or fault by CMS, on July 5, 2006 a settlement was reached in order to avoid the unnecessary expense of litigation and arrive at a final resolution of the matter. Under the terms of the settlement, CMS agreed to modify the effective date of the termination to December 27, 2005 and we agreed to dismiss our appeal. As a result of the settlement, during the fourth quarter of fiscal year 2006 we will be able to bill and should receive payment for properly reimbursable services provided to patients through January 26, 2006, not to exceed $0.8 million. We have entered into a similar settlement with the Indiana Medicaid program, and anticipate billing and receiving payment during the fourth quarter for properly reimbursable services to Medicaid beneficiaries in the approximate amount of $0.1 million. Certain uncertainties exist with respect to the information required for billing and collection, so the company will not record the related revenues until all uncertainties are satisfied. We will record the additional reimbursement as net patient revenue in the period our billings are approved by our Medicare Intermediary and the Indiana Medicaid program.

     We applied to separate Terre Haute from Indianapolis’s provider number, and were approved for a separate provider number for Terre Haute as of March 7, 2006. From November 15, 2005 to March 6, 2006, due to the termination of our Medicare and Medicaid provider agreements as discussed above, we could not admit new patients to our Terre Haute program but we continued to provide care for existing patients without the expectation of receiving reimbursement. We began receiving reimbursement for Medicare and Medicaid services for our patients transferred to our new Terre Haute provider number as of March 7, 2006. This transfer of patients, which has been as seamless as possible to the patients and families, was a time consuming process of discharging the patient from one provider number and admitting the same patient through a standard admission process at the new provider number. These Terre Haute patient transfers were processed over several weeks and by the end of April 2006, all patients were transferred to the new provider number.
     Following the decertification action discussed above, in order to continue to serve the Indianapolis community, we applied for permission to relocate our Bloomington, Indiana program to Indianapolis, which relocation was approved by the Indiana State Department of Health on November 11, 2005. We also requested that our Bloomington office be approved as an alternative delivery site (“ADS”) for the program that had been relocated to Indianapolis. We also received approval for the Bloomington office to become an ADS for the relocated program. In early March, 2006, we began to admit new Indianapolis and Bloomington patients. Due to the relocation, the Indianapolis program received a Medicare certification survey. There were no significant findings as a result of the survey, and our plan of correction was accepted June 30, 2006.
     Our operating results throughout Indiana were impacted by the need to devote leadership and program team resources to implement and convert to a new documentation system that is intended to better meet the preferences of the Indiana State Department of Health. As a result of these costs and other costs associated with our recertification efforts, and our inability to admit new patients to our Terre Haute program between October 15, 2005 and March 7, 2006, our nine months ended June 30, 2006 pre-tax earnings performance was negatively impacted by approximately $6.9 million compared to the nine months ended June 30, 2005, the loss primarily consisted of $1.8 million for unreimbursed patient care services provided, $5.7 million for our estimated additional lost revenues due to our inability to maintain the programs at historical levels, and $1.0 million for legal, training, and travel costs related to the certification matters partially offset by lower expenses of approximately $1.6 million primarily due to a lower payroll expense.
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
     On February 8, 2006, VistaCare and Emory Healthcare announced the opening of a 28-bed hospice in-patient unit operated by VistaCare at the Bud Terrace Wesley Woods Skilled Nursing facility to enhance the depth and scope of end-of-life care services in the Atlanta, Georgia metropolitan area and throughout the Emory Healthcare system.
     On January 10, 2006 we opened a 16 bed in-patient unit in Evansville, Indiana at Trilogy Health Systems’ River Pointe Health Campus.
     On May 31, 2006, James T. Robinson was appointed as our Chief Marketing Officer (CMO) and Executive Vice President of Marketing. In his role as CMO, Mr. Robinson has assumed leadership of our sales, marketing, marketing communications and strategic planning. Since 1997, Mr. Robinson served at HealthBanks, Inc. as its President and Chief Executive Officer. Prior to HealthBanks, he served as Vice President of Marketing, Sales, and Business Development for Avicenna Systems Corporation (now part of WebMD), an Internet health information start-up company he co-founded and sold in 1996. Mr. Robinson also has held a variety of sales and marketing management positions with St. Jude Medical, Inc., Hewlett Packard Medical Systems, and the Xerox Corporation.
     On June 8, 2006 we admitted our first patient to a 16 bed in-patient unit we opened in Lubbock, Texas at the Carillon Senior Living Campus.
     In addition, in the third quarter of 2006, for strategic reasons, the Company decided to sell its Cincinnati, Ohio program. An agreement related to the sale was executed on July 31, 2006, and the parties are pursing satisfaction of the conditions for closing. The sale of the Cincinnati program is anticipated to be completed in the fourth quarter of 2006. Management determined the program’s financial performance to be immaterial to separately disclose as an asset held for sale on the consolidated financial statements for the three and nine months ending June 30, 2006. The company does not expect a loss on this sale.

VISTACARE, INC.
HIGHLIGHTS
(dollars in millions, except per day/per diem and per beneficiary)

	Three Months Ended	Three Months Ended	Twelve months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2006	June 30, 2005	September 30, 2005	June 30, 2006	June 30, 2005
Patient Statistics:
Average Daily Census (ADC)	5,213	5,387	5,376	5,206	5,354
Ending census on last day of period	5,265	5,459	5,510	5,265	5,459
Patient days	474,408	490,244	1,962,098	1,421,375	1,461,659
In-patient days (general in-patient)	5,681	3,663	17,335	15,638	13,164
Admissions	4,368	4,428	17,574	12,932	13,343
Diagnosis mix of admitted patients:
Cancer	31.8%	30.5%	30.8%	31.2%	30.4%
Alzheimers/Dementia	11.9%	10.1%	11.4%	12.5%	11.2%
Heart disease	18.7%	18.3%	18.0%	18.9%	18.3%
Respiratory	9.0%	9.1%	8.6%	9.3%	8.9%
Failure to thrive/Rapid decline	22.0%	22.8%	22.8%	21.2%	23.0%
All other	6.6%	9.2%	8.4%	6.9%	8.2%
Discharges	4,289	4,273	17,382	13,150	13,043
Average length of stay on discharged patients	109	113	113	112	115
Median length of stay on discharged patients	29	31	31	30	30

Program site Statistics:
Programs	57	58	58	57	58
In-patient units (included within a program)	5	1	2	5	1
Medicare provider numbers	37	37	37	37	37
Programs by ADC size
0-60 ADC	22	21	21	22	21
61-100 ADC	16	14	15	16	14
100-200 ADC	14	17	16	14	17
200+ ADC	5	6	6	5	6

Net patient revenue:
Net patient revenue	$59.9	$57.5	$225.4	$175.5	$171.5
Net patient revenue per day of care	$126.00	$117.00	$115.00	$123.00	$117.00
Patient revenue payor %
Medicare	92.5%	92.7%	92.5%	92.5%	93.0%
Medicaid	4.5%	4.5%	4.6%	4.5%	4.2%
Private insurers and managed care	3.0%	2.8%	2.9%	3.0%	2.8%
Level of care % of patient revenue
Routine home care	93.9%	96.1%	95.4%	94.7%	95.6%
General in-patient care	5.0%	3.0%	3.7%	4.3%	3.6%
Continuous home care	1.0%	0.7%	0.7%	0.8%	0.6%
Respite in-patient care	0.1%	0.2%	0.2%	0.2%	0.2%
Level of care base Medicare per diem reimbursement rates in effect:
Routine home care	$126.49	$121.98	$121.98	$126.49	$121.98
General in-patient care	$562.69	$542.61	$542.61	$562.69	$542.61
Continuous home care	$738.26	$711.92	$711.92	$738.26	$711.92
Respite in-patient care	$130.85	$126.18	$126.18	$130.85	$126.18
Increase in base rates	3.7%	3.3%	3.3%	3.7%	3.3%
Hospice Medicare Cap per beneficiary	$20,585.39	$19,777.51	$19,777.51	$20,585.39	$19,777.51
Accrued Medicare Cap liability (1)	$15.4	$16.6	$18.1	$15.4	$16.6
Estimated Medicare Cap reductions to revenue	$1.2	$1.5	$11.9	$3.5	$4.5
Medicare Cap paid	$(0.1)	$(1.1)	$(13.4)	$(6.2)	$(7.5)
Estimated payment denials	$(0.2)	$0.6	$6.2	$1.5	$2.9
Allowance for denials reserve	$2.7	$3.1	$3.1	$2.7	$3.1

Expenses:
Nursing home expenses	$12.0	$12.0	$53.1	$35.6	$35.6
Nursing home revenues	$(11.0)	$(10.8)	$(47.9)	$(33.1)	$(32.6)

Nursing home costs, net	$1.0	$1.2	$5.2	$2.5	$3.0

(1)	We have not received all of the assessment letters for our fiscal year ended September 30, 2005 as of the date of this report.

Glossary
As used in this report, the following terms have the meanings indicated.
Average Daily Census (ADC): Total patient days for all patients divided by the number of days during the period.
In-patient days: Total patient days in an acute care facility (hospital based or company owned).
Patient Day: A day we provide service to a patient.
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
Medicare Cap: The limitation on overall aggregate payments made to a hospice for services provided to Medicare beneficiaries during a cap period that begins November 1 and ends October 31 each year, assessed on an individual provider number basis.
Medicare Cap Calculation: A calculation made by the Medicare fiscal intermediary pursuant to applicable Medicare regulations to determine whether a hospice provider has received payments in excess of the Medicare Cap. The total Medicare payments received under a given provider number for services provided to all Medicare hospice care beneficiaries served within the provider number between each November 1 and October 31 is determined (“Total Payments”). The number of Medicare beneficiaries electing to receive hospice care for the first time from that hospice provider during September 28 of each year and September 27 of the following year is determined (“Beneficiaries”). The number of Beneficiaries is multiplied by the per beneficiary cap amount for the applicable cap period (“Cap Amount”). If the Total Payments are greater than the Cap Amount, the provider refunds the difference.
In-patient unit: Patient care provided in a hospital or other facility when pain and other symptoms cannot be managed effectively in a home setting. In the in-patient units we operate, we care for our own patients and a limited number of other hospices’ patients. In some of our programs we contract with other in-patient units to provide care for our patients.
Results of Operations
     The following table sets forth selected consolidated financial information as a percentage of net patient revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net patient revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Patient care expenses:
Salaries, benefits and payroll taxes	42.4%	40.3%	41.3%	40.4%
Pharmaceuticals	5.0%	4.7%	4.9%	4.8%
Durable medical equipment	4.7%	5.1%	4.8%	5.0%
Other (including in-patient arrangements, nursing home costs, net, purchased services, travel and supplies)	11.7%	12.7%	12.5%	11.9%

Total patient care expenses	63.8%	62.8%	63.5%	62.1%
Sales, general and administrative expenses:
Salaries, benefits and payroll taxes	21.1%	20.1%	20.5%	20.1%
Office leases	2.8%	2.6%	2.9%	2.6%
Other (including severance, travel, marketing and charitable contributions)	10.5%	10.4%	11.7%	10.8%

Total sales, general and administrative expenses	34.4%	33.1%	35.1%	33.5%

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Depreciation and amortization	2.1%	1.8%	2.2%	2.0%

Operating (loss) income	(0.3)%	2.3%	(0.8)%	2.4%
Non-operating income	0.4%	0.3%	0.4%	0.2%
Income tax (benefit) expense	0.4%	0.9%	(0.0)%	1.0%

Net (loss) income	(0.3)%	1.7%	(0.4)%	1.6%

Three and Nine Months Ended June 30, 2006, Compared to Three and Nine Months Ended June 30, 2005
Net Patient Revenue
     Net patient revenue is the amount we are entitled to collect for our services, which is determined by the number of billable patient days, the level of care, the payor and the geographic area. These are adjusted for estimated Medicare Cap liabilities and estimated payment denials. Net patient revenue increased $2.4 million, or 4.2%, to $59.9 million for the three months ended June 30, 2006, compared to $57.5 million for the three months ended June 30, 2005. Net patient revenue increased $3.9 million, or 2.3%, to $175.5 million for the nine months ended June 30, 2006, compared to $171.5 million for the nine months ended June 30, 2005. Net patient revenue per day of care increased to approximately $126 per day for the three months ended June 30, 2006 from approximately $117 per day for the three months ended June 30, 2005. Net patient revenue per day of care increased to approximately $123 per day for the nine months ended June 30, 2006 from approximately $117 per day for the nine months ended June 30, 2005. Overall increases in net patient revenue were primarily due to:
•	a Medicare reimbursement rate increase of 3.7%, effective October 1, 2005;
•	an increase in the number of in-patient days, which have a higher per diem rate, of 2,018 days to 5,681 days for the three months ended June 30, 2006, from 3,663 days from the three months ended June 30, 2005, and an increase of 2,484 days to 15,648 days for the nine months ended June 30, 2006, from 13,164 days for the nine months ended June 30, 2005;
•	a reduction in our allowance for denials for patient accounts receivable and room and board of $0.7 million, to $0.4 million for the three months ended June 30, 2006, from $0.3 million for the three months ended June 30, 2005 and of $1.0 million, to $0.8 million for the nine months ended June 30, 2006, from $1.8 million for the nine months ended June 30, 2005; and
•	a reduction in our estimated Medicare Cap provision of $0.3 million, to $1.2 million for the three months ended June 30, 2006, from $1.5 million for the three months ended June 30, 2005 and of $1.0 million, to $3.5 million for the nine months ended June 30, 2006, from $4.5 million for the nine months ended June 30, 2005.
     These revenue increases were offset by the negative impact of approximately $2.1 million and $7.4 million for the three and nine months ended June 30, 2006, respectively, as compared to the three and nine months ended June 30, 2005, as a result of the decertification of our Indianapolis, Indiana program. Our net revenues for the four affected Indiana sites were $2.7 million for the three months ended June 30, 2006 as compared to $4.8 million for the three months ended June 30, 2005 and were $6.8 million for the nine months ended June 30, 2006 as compared to $14.2 million for the nine months ended June 30, 2005. This decertification also negatively impacted our Terre Haute program since it shared a Medicare provider number with our Indianapolis location, and our Bloomington and Seymour programs, to which some of our patients were transferred. This is discussed further under the heading “Current and Subsequent Events” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report.
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
     We reduced our Medicare cap expense by $0.3 million from $1.5 million for the three months ended June 30, 2005, to $1.2 million for the three months ended June 30, 2006. In addition, we reduced our Medicare cap expense by $1.0 million, from $4.5 million for the nine months ended June 30, 2005, to $3.5 million for the nine months ended June 30, 2006. The $3.5 million for the nine months ended June 30, 2006 represents approximately seventy-five percent of the total estimated accrual for patient service dates during 2006, including pro-ration for estimated services that these patients in 2006 may receive from other hospice programs. We have not yet received any final assessment letters for the 2005 Medicare Cap year for exceeding the Medicare Cap, except for one pending notification received prior to the filing of this from 10-Q in the amount of $0.6 million which we have begun to access as to its propriety. As of June 30, 2006 and September 30, 2005, our accrued expenses included $15.4 million and $18.1 million, respectively, for Medicare Cap accrued liability.
     We recorded reductions to gross patient revenue for estimated payment denials, contractual adjustments (such as differences in payments by commercial payors) and subsequent changes to initial level of care determinations (made retroactively by VistaCare staff after initial admission) of $1.5 million for the nine months ended June 30, 2006, compared to $2.9 million for the nine months ended June 30, 2005. The allowance for denials on patient accounts receivable and room and board was $2.7 million and $3.1 million at June 30, 2006 and September 30, 2005, respectively.
Patient Care Expenses
     Patient care expenses consist primarily of salaries, benefits, payroll taxes and mileage costs associated with patient care and direct patient care expenses for pharmaceuticals, durable medical equipment, medical supplies, in-patient facilities, nursing home costs and purchased services such as ambulance, infusion and radiology. Patient care expenses increased $2.1 million, or 5.8%, to $38.2 million for the three months ended June 30, 2006 from $36.1 million for the three months ended June 30, 2005, and increased $5.0 million, or 4.6%, to $111.5 million for the nine months ended June 30, 2006 from $106.5 million for the nine months ended June 30, 2005. As a percentage of net patient revenue, patient care expenses increased to 63.8% for the three months ended June 30, 2006 from 62.8% for the three months ended June 30, 2005, and increased to 63.5% for the nine months ended June 30, 2006 from 62.1% for the nine months ended June 30, 2005, primarily attributable to lower revenues due to the decertification of Indianapolis and higher costs, as described below.
     The increase in patient care expenses relates to the higher salaries, benefits, payroll taxes, and travel costs of hospice care providers of $2.4 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 and $4.0 million for the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005. These increases were attributable to increases in costs of in-patient unit (IPU) nurses, contracted labor, physician visits and travel expenses. These higher salaries, benefits and payroll taxes were partially offset by lower health insurance expenses of $1.3 million for the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005 relating to a decline in our claim experience and reimbursement lag time. For the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005, patient care expenses also increased from higher in-patient expenses of $0.9 million for in-patient rent and in-patient hospital and higher mileage reimbursements of $0.7 million from higher mileage reimbursement rates.
     These patient care expense increases were partially offset by a reduction in net room and board expenses of $0.2 million and $0.5 million for the three and nine months ended June 30, 2006 compared to the three and nine months ended June 30, 2005. Nursing home expenses totaled approximately $12.0 million for both the three months ended June 30, 2006 and June 30, 2005, and $35.6 million for both the nine months ended June 30, 2006 and June 30, 2005. Nursing home revenues totaled approximately $11.0 million and $10.8 million for the three months ended June 30, 2006 and June 30, 2005, respectively, and $33.1 million and $32.6 million for the nine months ended June 30, 2006 and June 30, 2005, respectively. Our nursing home costs, net, were $1.0 million and $1.2 million for the three months ended June 30, 2006 and June 30, 2005, respectively, and $2.5 million and $3.0 million for the nine months ended June 30, 2006 and June 30, 2005, respectively.
Sales, General and Administrative Expenses
     Sales, general and administrative (SG&A) expenses primarily include salaries, payroll taxes, benefits and travel expenses associated with our staff not directly involved with patient care, bonuses for all employees, marketing, office leases, professional services and use taxes. SG&A expenses increased $1.6 million, or 8.4%, to $20.6 million for the three months ended June 30, 2006 from $19.0 million for the three months ended June 30, 2005, and increased $4.3 million, or 7.5%, to $61.7 million for the nine months ended June 30, 2006 from $57.4 million for the nine months ended June 30, 2005. As a percentage of net patient revenue, SG&A expenses increased to 34.4% for the three months ended June 30, 2006 from 33.1% for the three months ended June 30, 2005, and increased to 35.1% for the nine months ended June 30, 2006 from 33.5% for the nine months ended June 30, 2005.
     The increases in SG&A expenses were due to $0.8 million and $1.7 million of share-based compensation expense under SFAS 123(R), $0.2 million and $0.7 million higher rent from the additional programs added during the last year, and $0.1 million and $0.7 million higher legal expense due to outside legal services related to the Indiana decertification for the three months ended and for the nine months ended in the respective 2006 periods versus the comparable 2005 periods. For the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, SG&A expenses increased due to higher program bonus expenses of $0.7 million and $0.6 million for the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005. For the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005, SG&A expenses also increased $0.4 million for finance professional fees.
Depreciation
     Depreciation is calculated on the straight-line method for equipment, computers, leasehold improvements and furniture and fixtures. Depreciation expense increased slightly, due to asset requirements of our new programs added during 2005 and 2006, to $0.6 million from $0.5 million for the three months ended June 30, 2006 and June 30, 2005, respectively, and $1.9 million from $1.4 million for the nine months ended June 30, 2006 and June 30, 2005, respectively.
Amortization
     Amortization is calculated over a three year period for capitalized software and capitalized software development and a five year period for an acquisition related covenant not to compete. Amortization was $0.6 million and $0.5 million for the three months ended June 30, 2006 and June 30, 2005, respectively, and $1.9 million from $2.0 million for the nine months ended June 30, 2006 and June 30, 2005, respectively.
Non-Operating Income
     Non-operating income primarily relates to interest income net of other expenses. Non-operating income was $0.3 million and $0.2 million for the three months ended June 30, 2006 and June 30, 2005, respectively, and $0.7 million from $0.4 million for the nine months ended June 30, 2006 and June 30, 2005, respectively.
Income Tax
     For the three months ended June 30, 2006 and 2005, our income tax expense was $0.3 million and $0.5 million, respectively. For the nine months ended June 30, 2006, we had an income tax benefit of $0.1 million as compared to an income tax expense of $1.7 million for the nine months ended June 30, 2005.
     The effective rate for the three months ended June 30, 2006 was approximately 400%. This unusual relationship was caused by a change in the statutory state tax rate used to measure the value of deferred tax assets relating to revised state apportionment factors. It was further affected by the impact of the non-deductible portion of our SFAS 123(R) charges given the small amount of pre-tax income. The effective rate for the three months ended June 30, 2005 was 34.1% which more closely approximates our statutory rates. The effective rate for the nine months ended June 30, 2006 and June 30, 2005 was 2.8% and 37.5%, respectively. The decrease in the effective rate for the three months ended June 30, 2006 was comprised of a decrease in earnings, an increase in permanent tax adjustments for 2006 mainly associated with SFAS 123(R) but was mainly due to the change in our statutory state tax rate which was applied to our deferred tax assets.
Liquidity and Capital Resources
     Our principal liquidity requirements have been for working capital and capital expenditures. We have financed these requirements primarily with cash flow from operations. We raised net proceeds of $48.1 million from our initial public offering of stock in December 2002. We used the net proceeds to repay debt of $11.0 million, with the balance invested in short-term investments. As of June 30, 2006, we had cash and cash equivalents and short-term investments of $44.6 million, working capital of approximately $56.2 million and the potential to borrow up to $50.0 million depending on eligible receivables under our revolving credit and term loan facility described below.
     Net cash provided in operating activities for the three months ended June 30, 2006 was $4.4 million as compared to cash used for operating activities of $2.7 million for the three months ended June 30, 2005, and $6.1 million of cash used in operating activities for the nine months ended June 30, 2006 as compared to cash used by operating activities of $0.1 million for the nine months ended June 30, 2005. The increases in cash provided by operating activities were primarily due to the increase for non-cash expenses related to the share based compensation, increases in cash provided by accounts receivable, and lower payment of Medicare Cap assessments for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The increase in cash used in operating activities were primarily due to the increase for non-cash expenses related to the deferred income tax benefit, lower payment of Medicare Cap assessments, and the increase in cash used in accounts payable and accrued expenses for the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005.
     Net cash used by investing activities was $1.3 million as compared to cash used in investing activities of $2.2 million for the three months ended June 30, 2006 and June 30, 2005, respectively, and $3.6 million and $14.7 million cash used in investing activities for the nine months ended June 30, 2006 and June 30, 2005, respectively. The decrease in cash used in investing activities for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, related primarily to the decrease in other assets.
     Net cash provided by financing activities was $0.2 million and $0.3 million for the three months ended June 30, 2006 and June 30, 2005, respectively, and $0.4 million and $1.1 million for the nine months ended June 30, 2006 and June 30, 2005, respectively. Cash provided by financing activities principally resulted from the exercise of employee stock options and employee stock purchases.
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
     Under the revolving line of credit, we may borrow, repay and re-borrow an amount equal to the lesser of: (i) $30.0 million or (ii) 85.0% of the net value of eligible accounts receivable. Under the term loan, borrowings are based on allowable total indebtedness based on a multiplier of cash flow as defined in the loan agreement. The maturity date of the credit facility is December 22, 2009. No borrowings were made under the credit facility during the third quarter and as of June 30, 2006, there was no balance outstanding on the revolving line of credit or on the term loan.
     The credit facility contains certain customary covenants including those that restrict our ability to incur additional indebtedness, pay dividends under certain circumstances, permit liens on property or assets, make capital expenditures, make certain investments, and prepay or redeem debt or amend certain agreements relating to outstanding indebtedness. While we were in compliance with all of the credit facility covenants at June 30, 2006, we may require a lender waiver and we would need to complete certain administrative procedures in order to borrow under the current terms of the credit facility.
     We expect that our principal liquidity requirements will be for working capital, the development of new hospice programs, new in-patient units, the acquisition of other hospice programs, the implementation of a new patient care management system and for other capital expenditures. We expect that our existing funds, cash flows from operations and potential borrowing capacity under our credit agreement will be sufficient to fund our principal liquidity requirements for at least the next twelve months. Our future liquidity requirements and the adequacy of our available funds will depend on many factors, including payment for our services, regulatory changes and compliance with new regulations, expense levels, future development of new hospice programs, development and implementation of the new patient care management system future development of new in-patient units, acquisitions of other hospice programs and capital expenditures.
Interest Rate and Foreign Exchange Risk
Interest Rate Risk
     We do not expect our cash flow to be affected to any significant degree by a sudden change in market interest rates. We have not implemented a strategy to manage interest rate market risk because we do not believe that our exposure to this risk is material at this time. We invest excess cash balances in money market instruments with average maturities of less than 90 days.
Foreign Exchange
     We operate our business within the United States and execute all transactions in U.S. dollars.
Payment, Legislative and Regulatory Changes
     We are almost exclusively dependent on payments from the Medicare and Medicaid programs. These programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by these programs for our services or changes in methods or regulations governing payments for our services could have a materially adverse effect on our patient care revenues, cash flow from operations and profitability.
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
Forward-Looking Statements
     Certain statements contained in this quarterly report on Form 10-Q and the accompanying tables, including statements with respect to VistaCare’s anticipated growth in net patient revenue, organic patient census and diluted earnings per share, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “hope,” “anticipate,” “plan,” “expectations,” “forecast,” “goal,” “targeted” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. VistaCare does not undertake and specifically disclaims any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These statements are based on current expectations and assumptions and involve various risks and uncertainties, which could cause VistaCare’s actual results to differ from those expressed in such forward-looking statements. These risks and uncertainties arise from, among other things, possible changes in regulations governing the hospice care industry, periodic changes in reimbursement levels and procedures under Medicare and Medicaid programs, difficulties predicting patient length of stay and estimating potential Medicare reimbursement obligations, patient discharge rate, challenges inherent in VistaCare’s growth strategy, the current shortage of qualified nurses and other healthcare professionals, VistaCare’s dependence on patient referral sources, and other factors detailed under the caption “Factors that May Affect Future Results” or “Risk Factors” in VistaCare’s most recent report on Form 10-K and its other filings with the Securities and Exchange Commission. You are cautioned not to place undue reliance on such forward-looking statements and there are no assurances that the matters contained in such statements will be achieved.

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
Item 4. Controls and Procedures.
     (a) Evaluation of Disclosure Controls and Procedures.
     Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2006. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2006, our disclosure controls and procedures were (1) designed to ensure that information required to be disclosed by us is accumulated and communicated to management, including our CEO and CFO, by others within those entities, to allow timely decisions regarding required disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     (b) Changes in Internal Controls.
     There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     Between August and September 2004, approximately five complaints were filed individually and on behalf of all others similarly situated in the United States District Court for the District of Arizona against the Company and two of our officers alleging violations of the federal securities laws arising out of declines in the Company’s stock price in 2004. Specifically, the complaints alleged claims in connection with various statements and purported omissions to the public and to the securities markets relating to the Company’s August 2004 announcement of our decision to accrue an increased amount for the quarter ended June 30, 2004 for potential liability due to the Medicare Cap on reimbursement for hospice services. The five lawsuits were consolidated in April 2005. On June 16, 2006, the Company entered into a settlement agreement with the plaintiffs, agreeing to pay $4,600,000 to settle this case, all of which is being paid for by insurance. The settlement was preliminarily approved by the Court on July 6, 2006 and is set for a final determination on September 29, 2006. Should the Court grant final approval of the settlement, the case will be dismissed with prejudice. No assurances can be given that the Court will ultimately approve the settlement. If the Court does not approve the settlement, the Company will continue to vigorously defend the action.
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
     We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving all of the matters discussed herein, individually or in aggregate, will not have a material adverse impact on our financial position or our results of operations, the litigation and other claims that we face are subject to inherent uncertainties and management’s view of these matters may change in the future. Should an unfavorable final outcome occur, there exists the possibility of a material adverse impact on our financial position, results of operations and cash flows for the period in which the effect becomes probable and reasonably estimable.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (a) Sales of Unregistered Securities. None.
     (b) Use of Proceeds from Registered Securities. On December 23, 2002, we completed an initial public offering of shares of our Class A common stock. The shares were registered under the Securities Act of 1933 on a registration statement on Form S-1 (Registration No. 333-98033), which was declared effective by the Securities and Exchange Commission on December 17, 2002. Our net proceeds from the offering were $48.1 million, which we used to repay debt of $11.0 million, with the balance invested in short-term investments. None of the offering proceeds were used in the three-months ended June 30, 2006.
     (c) Repurchases of Securities. We did not repurchase any of our securities during the nine months ended June 30, 2006.
     (d) Restrictions Upon the Payment of Dividends. We are prohibited under our credit facility from paying any cash dividends if there is a default under the facility or if the payment of any cash dividends would result in default.

Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.
     Exhibits: The exhibits are listed in the Exhibit Index to this report and incorporated herein.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTACARE, INC.

Date: August 9, 2006	By:	/s/ Richard R. Slager Richard R. Slager
President and Chief Executive Officer

Date: August 9, 2006	By:	/s/ Henry L. Hirvela Henry L. Hirvela
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