Form 10-K
period 2006-09-30
VISTACARE, INC.
filed 2006-12-14
CIK 787030

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-50118

VistaCare, Inc.
(Exact name of registrant as specified in its charter)

Delaware	06-1521534
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
4800 North Scottsdale Road,
Suite 5000
Scottsdale, Arizona	85251
(Address of principal executive offices)	(Zip Code)

(480) 648-4545
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Class A Common Stock, $0.01 par value per share

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by reference into Part III of this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s Class A Common Stock, held by non-affiliates, based on the closing price (as reported by Nasdaq $15.50) of such Class A Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter (March 31, 2006) was approximately $255,742,824. For purposes of this calculation, the Registrant has excluded the market value of all common stock beneficially owned by all executive officers and directors of the Registrant.

As of December 11, 2006, there were outstanding 16,622,702 shares of the Registrant’s Class A Common Stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2007 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein.

PART I

Item 1.	Business

VistaCare, Inc. (VistaCare, Company or “we” or similar pronoun), is a Delaware corporation providing care designed to address the physical, emotional, and spiritual needs of patients with a terminal illness and the support of their family members. Hospice services are provided predominately in the patient’s home or other residence of choice, such as a nursing home or assisted living community, or in a hospital or inpatient unit. Inpatient services are provided by VistaCare at its inpatient units and through leased beds at unrelated hospitals and skilled nursing facilities on a per diem basis. VistaCare provides services in Alabama, Arizona, Colorado, Georgia, Indiana, Massachusetts, New Mexico, Nevada, Ohio, Oklahoma, Pennsylvania, South Carolina, Texas and Utah.

On August 18, 2004, VistaCare’s Board of Directors changed the Company’s fiscal year-end from December 31 to September 30. The financial results reported by the Company in this Annual Report on Form 10-K relate to the twelve-month fiscal year ended September 30, 2006, the twelve-month fiscal year ended September 30, 2005, and the nine-month transitional period ended September 30, 2004. In order to compare the financial information for the twelve months ended September 30, 2005 in Management’s Discussion and Analysis of Financial Condition and Results of Operations to a like fiscal period, we prepared financial information for the twelve months ended September 30, 2004, which includes the nine-month transitional period ended September 30, 2004, and the three months ended December 31, 2003 as reported in the Company’s Form 10-Q for the three months ended December 31, 2003.

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

We have grown rapidly since commencing operations in 1995. By the end of 1997, our operations consisted of seven programs in four states. In 1998, we completed two significant acquisitions that increased our census from approximately 350 patients to approximately 1,750 patients. Since then, we have nearly tripled our patient census primarily through what we refer to as organic program growth, or growth at programs that existed prior to the beginning of the most recent fiscal year cited. As of September 30, 2006, we had 56 hospice programs and five in-patient units serving patients in 14 states with a census of approximately 5,200 patients.

Our operations are built around a mission-oriented philosophy that emphasizes superior care and open access to our services. We believe our high care standards, distinctive service philosophy and expertise in care management help us develop strong relationships with the medical and consumer communities we serve and give us a competitive advantage in obtaining patient referrals.

During the twelve months ended September 30, 2006 we opened three new in-patient units. On February 8, 2006, VistaCare and Emory Healthcare announced the opening of a 28-bed hospice in-patient unit operated by VistaCare at the Bud Terrace Wesley Woods Skilled Nursing Facility to enhance the depth and scope of end-of-life care services in the Atlanta, Georgia metropolitan area and throughout the Emory Healthcare system. On January 10, 2006, we opened a 16-bed in-patient unit in Evansville, Indiana at Trilogy Health Systems’ River Pointe Health Campus. On June 8, 2006, we admitted our first patient to a 16-bed in-patient unit we opened in Lubbock, Texas at the Carillon Senior Living Campus.

Indiana Program Decertification and Recertification

On October 17, 2005, we were notified by the Centers for Medicare and Medicaid Services (“CMS”) that as a result of surveys conducted by the Indiana State Department of Health, the Medicare provider agreement for our Indianapolis hospice program was being terminated effective October 15, 2005. The termination also impacted our

Terre Haute, Indiana program since the two programs shared a Medicare provider number. Since a hospice provider must be certified in the Medicare program to participate in the Indiana Medicaid program, on October 20, 2005, we were similarly notified that our Indianapolis and Terre Haute programs were terminated as Medicaid providers effective October 15, 2005. The terminations limited our reimbursement (for services provided to patients being served on the effective date of termination) and no reimbursement was available for any services to patients admitted into the affected programs after the date of termination. We took steps to allow the patients and families of the affected programs to remain under our care. Some patients transferred to another of our Indiana programs, some patients transferred to competitor programs, and we continued to serve some patients at the Indianapolis and Terre Haute programs without the expectation of reimbursement. We appealed the termination determination. With no admission of liability or fault on our part and no admission of error or fault by CMS, on July 5, 2006 a settlement was reached in order to avoid the unnecessary expense of litigation and arrive at a final resolution of the matter. Under the terms of the settlement, CMS agreed to modify the effective date of the termination to December 27, 2005 and we agreed to dismiss our appeal. As a result of the settlement, during the fourth quarter of fiscal year 2006 we billed and collected on $0.8 million in invoices related to reimbursable services provided to patients through January 26, 2006.

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

Our operating results throughout Indiana were impacted by the need to devote leadership and program team resources to implement and convert to a new documentation system that is intended to better meet the preferences of the Indiana State Department of Health. As a result of these costs and other costs associated with our recertification efforts, and our inability to admit new patients to our Terre Haute program between October 15, 2005 and March 7, 2006, our twelve months ended September 30, 2006 pre-tax earnings performance was negatively impacted by approximately $7.2 million compared to the twelve months ended September 30, 2005. The loss primarily consisted of $8.8 million for our estimated lost revenues due to our inability to maintain the programs at historical levels. This loss in revenue was partially offset by lower expenses of approximately $2.6 million, primarily due to lower payroll. In addition, we incurred approximately $1.0 million for legal, training, and travel costs related to the certification matters.

Availability of SEC Reports and Our Code of Ethics

We maintain a website with the address www.vistacare.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements for our shareholder meetings, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. Information relating to our corporate governance, including our Code of Business Conduct and Ethics for our employees, officers and directors and information concerning Board Committees, including Committee Charters, is also available on our website at www.vistacare.com under the “Investor Relations — Corporate Governance” captions. We will provide any of the foregoing information free of charge upon written request to Investor Relations, VistaCare, Inc., 4800 North Scottsdale Road, Suite 5000, Scottsdale, Arizona 85251. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Securities Exchange Act of 1934 are also available through our website under the “Investor Relations — Corporate Governance — More Recent SEC Filings — Click Here for Section 16 Filings” captions.

Overview of the Hospice Care Industry

Development of the Industry

Over the past century, care for terminally ill patients in the United States focused primarily on curative treatment, with only secondary regard for patient comfort and immediate quality of life concerns. The 1960s and 1970s saw the emergence of a grass roots movement in the United States that advocated a shift in attitude from strictly providing curative care for terminally ill patients to providing a greater degree of physical, emotional and spiritual comfort and care for patients and their families at the end-of-life. Hospice programs were developed to provide these services. According to the National Hospice and Palliative Care Organization (NHPCO), since the 1970s, hospice care in the United States has grown into a multi-billion dollar segment of medical services that served more than 1.2 million patients in 2005 through more than 4,100 hospice care programs in the United States and its territories. (Source: NHPCO Facts & Figures — 2005 Findings)

Funding Hospice Care: Medicare, Medicaid and Other Sources

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

The Medicare hospice benefit covers four distinct levels of care, each of which is subject to a different per diem reimbursement rate. The table below sets forth a brief description of each of the four levels of care and the base Medicare per diem reimbursement rates in effect for the periods indicated:

		Base Medicare per Diem
		Reimbursement Rates
		October 1, 2005	October 1, 2004
		Through	Through
		September 30,	September 30,
Level of Care	Care Description	2006	2005

Routine Home Care	Provided through visits by members of the interdisciplinary team to the patient’s home or other residence	$126.49	$121.98
General Inpatient Care	Provided in a hospital or other inpatient facility when pain or other symptoms cannot be managed effectively in a home setting	$562.69	$542.61
Continuous Home Care	Provided in the patient’s home or other residence to manage acute pain or other medical symptoms for a minimum of eight hours per day, with nursing care accounting for at least half of the care provided	$738.26	$711.92
Respite Inpatient Care	Provided for up to five days in a hospital or other inpatient facility to relieve the patient’s family or other caregivers	$130.85	$126.18

These reimbursement rates are Medicare’s base rates which are adjusted based on local salary levels. In 2005, routine home care services accounted for 96.4% of all Medicare hospice days while general inpatient care services, continuous home care services and respite inpatient care services accounted for 2.9%, 0.5%, and 0.2% of Medicare hospice days, respectively. Effective each October 1, and occasionally at other times, Medicare establishes new base hospice care reimbursement rates. The table below sets forth the Medicare hospice base reimbursement rate increases since October 1, 2001:

Percentage Increase in
Effective Date of Rate Increase	Medicare Hospice Base Rates

October 1, 2002	3.4%
October 1, 2003	3.4%
October 1, 2004	3.3%
October 1, 2005	3.7%
October 1, 2006	3.4%

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

Market Opportunity

We believe the hospice care industry is poised for substantial growth over the next several years due to the following factors:

Awareness and Acceptance of Hospice Care Services is Expanding.  There has been expanding awareness and acceptance of hospice care among the general population evidenced by:

•	the number of patients receiving hospice care has increased from approximately 0.3 million in 1992 to approximately 1.2 million in 2005 (Source: NHPCO Facts and Figures — 2005 Findings);

•	the number of hospice programs increased by 159% between 1990 and 2005 (Source: NHPCO 2006 Facts and Figures); and

•	a significant percentage of commercial insurers now provide coverage for hospice care services.

Hospice Care Provides Significant Cost Savings and Higher Patient and Family Satisfaction Over Traditional Care.  Recent estimates by CMS have concluded that the cost of care for hospice patients is substantially less than the cost of care for similarly situated patients receiving traditional medical services, often in high acuity settings such as hospitals. Reasons for those cost savings include:

•	hospice care patients in long-term care facilities are hospitalized fewer days in their last month of life than long-term care facility residents not enrolled in hospice programs, according to a March 2000 report commissioned by the United States Department of Health and Human Services (HHS);

•	hospice care patients are often transitioned from expensive treatments, such as chemotherapy and radiation, to less expensive forms of palliative care; and

•	hospice care patients generally require less emergency care, which typically involves costly transportation, paramedics, emergency room and other charges.

•	family and patient surveys, such as the Family Evaluation of Hospice Care (FEHC) survey, and testimonials all support the conclusion that patient and family satisfaction with hospice services is much higher compared to traditional care.

We believe that government and other payors will continue to encourage and support the use of hospice care because of such cost savings.

The American Population is Aging.  In 2005, 81% of our patients were over the age of 65 at the time of admission. Data from the United States Census Bureau indicate that this segment of the American population is expected to grow at a rate three times greater than the rate of the general population between 2002 and 2022. According to the United States Census Bureau, the number of Americans over the age of 65 will increase from 35.0 million in 2000 to 71.5 million in 2030. Also, according to recent estimates by CMS, the U.S. population is expected to age rapidly through 2030, when 19.6% of the population will be over 65, compared with 12.4% in 2000.

We expect that as this segment of the population grows, the demand for end-of-life services, including hospice care, will increase accordingly.

Hospice Services Are Underutilized.  Although the number of hospice patients has increased rapidly in recent years, we believe that a significant number of hospice-eligible patients do not take advantage of hospice care. According to our internal estimates, approximately 40% to 45% of the 2.5 million U.S. hospice eligible patients currently utilize the hospice benefit. NHPCO estimates that a great majority of hospice eligible patients have not yet received information about hospice care. A study by The National Hospice Foundation concluded that 80% of Americans were not aware that hospice care can be provided in the home and 90% did not know that hospice care is covered by Medicare. We believe that the following factors contribute to the current underutilization of hospice care:

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

Industry Consolidation and Government Initiatives

In addition to favorable industry growth conditions, we believe that consolidation in the hospice care industry will provide opportunities for us to grow our business. Based on the NHPCO’s industry data, approximately 68% of the hospice programs in 2005 were local, not-for-profit hospice programs. Privately funded programs accounted for 27% of the hospice programs in 2005, an increase of more than 20% since 2001 and the remaining 5% was comprised of government sponsored hospice programs. Demanding market conditions are making it difficult for smaller providers to offer cost-effective, quality care. We believe that the fragmented hospice care industry is poised for consolidation and that large, well-managed hospice providers are best positioned to affiliate with or consolidate smaller hospice care providers.

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

We Benefit from Being One of the Nation’s Largest Hospice Care Providers.  As a result of having a patient census among the highest of all hospice providers in the United States, we are able to negotiate volume discounts on the purchase of pharmaceuticals, durable medical equipment and medical supplies, enter into favorable contracts with private insurers and pharmacy benefit managers and to spread certain fixed expenses, such as corporate overhead, information technology and marketing, over a large patient population. In addition, the geographic scope of our operations gives us a competitive advantage in developing referral relationships with national and regional nursing home and assisted living companies who, we believe, often seek the administrative and service consistency benefits resulting from working with a limited number of providers.

We Have Implemented a Highly Effective Pharmacy Cost Control System.  Pharmaceuticals represent our second largest category of patient care expenses. To manage this expense, we have developed and implemented a comprehensive pharmacy cost management system. This system has allowed us to achieve an average daily pharmacy cost per patient that is significantly lower than the industry average. Our pharmacy cost management system involves:

•	a flexible, proprietary, disease and symptom-specific drug formulary that emphasizes the use of generic drugs, if as effective as the brand-name alternative;

•	the use of our proprietary software applications to streamline the enrollment of our patients into a nationwide network of pharmacies;

•	the commitment of our clinical staff in working with our patients and families to assure the most appropriate plan of care in the most cost effective manner; and

•	an education program for our physicians and nurses that emphasizes both clinical and cost effectiveness.

We Provide “Open Access” to Hospice-Eligible Patients.  Our service philosophy is to provide hospice care to all adult patients who are eligible to receive hospice care under Medicare guidelines, regardless of the complexity of their illness. We call this philosophy “open access”. In a May 2002 report to Congress, the Medical Payment Advisory Commission (MedPAC) concluded that many patients who meet Medicare hospice eligibility requirements currently have problems accessing hospice care because of restrictive admission criteria on the part of some hospice care providers. Operating with an open access philosophy enables us to remove these barriers to hospice care access and to achieve important competitive advantages, including:

•	Building Strong relationships with our referral sources. We believe that our open access service philosophy helps us build strong relationships with our referral sources because we will accept all hospice-eligible adult patients referred to us; and

•	Greater utilization of our services, resulting in lower direct care expenses. Patient care expenses are generally higher during the initial and latter days of care. In the initial days of care, expenses tend to be higher because of the initial purchases of pharmaceuticals, medical equipment and supplies and the administrative expenses of determining the patient’s hospice eligibility, registering the patient and organizing the plan of care. In the latter days of care, expenses tend to be higher because patients generally require more services, especially pharmaceuticals and nursing care, due to their deteriorating medical condition. Therefore, when we increase the number of days a patient stays in our care, we increase the number of lower cost days over which our expenses are spread although extensively longer stays can have the benefit reduced if the Medicare Cap limitation commences. Our open access philosophy involves a commitment on the part of all our staff to encourage patients to use our services, and referral sources to refer patients, at the earliest stage of hospice eligibility.

We Have an Experienced Management Team.  We have assembled a management team at both the corporate and program level with the clinical, operating, regulatory and business experience to grow our company and operate it profitably. Our senior clinical, compliance and operations executives have an average of 11 years experience in the hospice care industry.

Our Business Strategy

We intend to enhance our position as a market leader in the hospice care industry by pursuing the following strategies:

Continue to Drive Census Growth at Existing Programs

An important aspect of our growth strategy involves increasing patient census within our existing programs. Existing programs are those that existed prior to the beginning of the fiscal year. Since the end of 1998, following the completion of our last material acquisition, through September 30, 2006, we grew our existing program patient census by approximately 217%, from 1,579 to 5,006 patients. We intend to continue to increase our existing program growth by:

•	Continuing to provide superior quality of care. We have driven our existing program growth to date largely through “word of mouth” recommendations based on the quality of our care. Consistent with our mission, we will continue to focus our efforts on providing superior care to our patients and their families;

•	Building relationships that enhance our presence in local markets. We intend to increase our presence in local markets by fostering relationships with physicians, discharge planners, local faith-based and other community organizations and their leaders, through advocacy and by providing educational workshops on hospice care and other end-of-life issues;

•	Focusing on our formal marketing initiatives. We continue to focus our company-wide marketing program on expanding awareness and acceptance of hospice care and increasing our market share. As mentioned above, our existing program census has experienced substantial growth. We believe that a continued commitment to these initiatives will help us to continue growing; and

•	Building relationships with national and regional nursing homes, assisted living communities and managed care organizations. By building relationships with nursing home chains, assisted living providers, and managed care organizations, we hope to develop steady referral sources that have the ability to provide multiple referrals on an on-going basis.

Effectively Manage Our Operating and SG&A Expenses

In recent years, the annual per-beneficiary Medicare Cap on reimbursement has negatively impacted our revenues and operating results. In addition, we have worked to reduce and better control our patient care and SG&A expense in 2006 and will continue to focus on this in the future. We are committed to controlling our expenses and making more predictable our exposure to Medicare Cap liabilities by:

•	focusing on patient mix at Medicare Cap affected programs by focused marketing to specific referral sources, such as hospitals, that are more likely to refer patients with shorter lengths of stay;

•	maximizing admissions and readmissions;

•	expanding our patient census in markets that we have the opportunity to expand our market share in; and

•	implementing programs to reduce labor, patient care and SG&A expenses and to maintain high quality patient care efficiently in the future.

Focus on Developing and Supporting our Employees

We are committed to maintaining a superior work environment consisting of competitive compensation, proper staffing, useful management tools and extensive internal training. All of our full-time employees participate in a performance-based incentive compensation program that rewards them based on a combination of factors including quality of care, compliance, profitability and census growth. We analyze current data from each of our programs in order to adjust staffing levels in response to or in anticipation of fluctuations in patient census so that we can minimize staff turnover. We are also in the process of developing technology tools designed to reduce administrative paperwork and enable our clinical staff to focus on patient care. Our turnover rate has decreased from 37.4% for the year ended September 30, 2005 to 33.0% for the year ended September 30, 2006. We calculate turnover rates on a quarterly basis by dividing the number of terminated employees by the total number of employees employed during a quarter. Turnover for the trailing twelve months is derived by dividing the total terminated employees in the previous four quarters by the average number of employees employed during the previous four quarters.

Grow Market Share through New Program Development and Selective Acquisitions

We intend to expand our services in existing and new markets. Factors we consider when examining expansion opportunities include the following:

•	hospice utilization and the number of eligible beneficiaries in the community who are not receiving hospice care;

•	proximity to our existing programs and our ability to leverage our local resources through regional density;

•	existing competition;

•	the potential profitability of the new hospice market;

•	the regulatory environment; and

•	the potential to leverage our existing patient care and SG&A infrastructure and better manage our Medicare Cap expense.

For an explanation of Medicare Cap, see “Program Limits on Hospice Care Payments” below under the caption “Government Regulation, Overview of Government Payments”.

After we identify a market that fits our criteria for expansion, we may choose to develop or acquire a new hospice program or enter into a strategic alliance with an existing hospice program. If a potential new market is located within the geographical coverage area of an existing program’s Medicare provider certification, we may establish an Alternative Delivery Site (“ADS”). Alternate Delivery Sites are newly developed sites that operate under the provider number of an existing program, providing a more accelerated and cost-effective development process and in some locations, helping mitigate Medicare Cap expense. Because small, non-urban, not-for-profit hospice providers dominate the United States hospice care industry, and because demanding market conditions have made it more difficult for small providers to offer cost-effective quality care, we believe that there will be opportunities for us to acquire or enter into strategic alliances with existing programs. We believe that because of the quality of our care, our management capabilities and our dedication to open access, smaller hospice programs, including not-for-profit providers, may look favorably on combining their operations with ours.

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

Our Services

We provide a full range of hospice services, from pain and symptom control to emotional and spiritual support, tailored to the individual needs of our patients and their families. Each patient who enrolls in one of our programs is assigned an interdisciplinary care team consisting of, depending on the patient’s needs, a physician, a nurse, a home health aide, a social worker, occupational, physical and speech pathology therapists, a spiritual counselor, a dietary counselor, a volunteer, and a bereavement coordinator. Below is a list of the key services that may be provided based on the patient’s plan of care:

•	pain and symptom management;

•	emotional and spiritual support;

•	nursing;

•	personal care by home health aides;

•	social services counseling;

•	spiritual counseling;

•	physician services;

•	bereavement counseling for 13 months after the patient’s death;

•	dietary counseling;

•	homemaker services;

•	medical equipment and supplies;

•	medications;

•	special palliative modalities such as radiation therapy, chemotherapy and infusion therapy;

•	inpatient and respite care;

•	physical, occupational and speech therapy; and

•	diagnostic testing.

Hospice services are provided predominately in the patient’s home or other residence of choice, such as a nursing home or assisted living community, or in a hospital or inpatient unit. Inpatient services are provided by VistaCare at its inpatient units and through leased beds at unrelated hospitals and skilled nursing facilities on a per diem basis. VistaCare provides services in Alabama, Arizona, Colorado, Georgia, Indiana, Massachusetts, New Mexico, Nevada, Ohio, Oklahoma, Pennsylvania, South Carolina, Texas and Utah.

Marketing and Referral Relationships

The primary focus of our marketing activities is on increasing patient referrals from existing referral sources and establishing new referral sources. Our referral sources include:

•	hospitals;

•	physicians;

•	nursing homes;

•	assisted living communities;

•	managed care companies;

•	community social service organizations;

•	religious organizations;

•	patients and families; and

•	home health care organizations.

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

Each of our hospice care programs has a marketing team led by the program’s executive director who directs at least one director of professional relations. A program typically employs between two and three professional relations representatives. At September 30, 2006, we employed 130 professional relations representatives company-wide. Consistent with our belief that marketing is a team effort, each program’s marketing team is supported by other program employees, including admissions coordinators, patient care managers, medical directors, chaplains, social workers, counselors and nurses. Each professional relations representative seeks to develop patient referral sources located in the representative’s territory by regularly calling on those referral sources and educating them regarding our services and hospice care generally. Our professional relations representatives — along with our clinical staff — provide feedback to those sources regarding the status of referred patients, as appropriate. Our marketing efforts also include educational seminars for physicians and hospital personnel and community-based events.

Information Technology

We believe that high levels of automation and technology are essential to maintain our competitive position, and we continue to invest responsibly and cost-effectively in computer hardware, software applications and networks to enhance our financial, operational, clinical, and compliance performance. In an effort to ensure we are using the appropriate technology for our industry, we will continue to compare our proprietary applications against all commercially available applications, which will include an Electronic Medical Record system. In 2006 we requested a proposal for a patient care management and reimbursement billing system to replace our current proprietary system. We are currently evaluating the proposals received and will likely make a decision in fiscal 2007 whether to select a new system or develop an enhanced version of our currently used system.

Compliance

We have a strong commitment to operating our business in a manner that adheres to all regulatory requirements, internal company policies and procedures and our corporate philosophy. We have adopted a proactive approach to compliance that includes:

•	developing information systems that allow us to continuously monitor our performance in key areas;

•	performing internal compliance audits;

•	enhancing a continuous quality improvement process designed to ensure regulatory compliance and improve patient care;

•	implementing a field-based, clinical education and training team.

Education and Training

As we continually strive to deliver quality patient care, we understand that our most valuable asset is our people. As a result, we continue to build an education and training program that focuses on the changing needs of our employees, utilizes adult learning theory, has multiple delivery methods and integrates with the requirements of our operating units. In partnership with leadership, we believe this dynamic approach will support increased employee development and satisfaction, ensuring consistent, superior care of our patients and families.

Competition

Hospice care in the United States is competitive. The hospice care industry is highly fragmented and we compete with a large number of organizations, some of which have significantly greater financial and marketing resources than we have and we compete with not-for-profit hospice programs that have strong ties to local medical communities. Based on industry data published by the NHPCO, approximately 68% of existing hospice programs in 2005 were charity funded or not-for-profit hospice programs. Privately funded or for-profit programs comprised approximately 27% of existing hospice programs in 2005. We also compete with other multi-program hospice companies including Odyssey Healthcare Inc. and Chemed Corporation’s subsidiary VITAS Healthcare Corporation.

In addition, we compete with a number of hospitals, nursing homes, home health agencies and other health care providers that offer home care to patients who are terminally ill, or market palliative care and “hospice-like” programs. In addition, various health care companies have diversified into the hospice market, including Beverly Enterprises, Inc. and Manor Care, Inc.

As demonstrated by the growth of hospice programs from 3,300 in 2003, to 4,160 in 2005, relatively few barriers to entry exist in most hospice service markets. Accordingly, other companies that are not currently providing hospice care may enter these markets or expand the variety of services they offer to include hospice care.

Insurance

We are covered by a general liability insurance policy on an occurrence basis with limits of $1.0 million per occurrence and $3.0 million in the aggregate. We are also covered by a healthcare professional liability insurance policy on a claims-made basis with limits of $1.0 million for each medical incident and $3.0 million in the aggregate. We maintain workers compensation coverage at the statutory limits and an employer’s liability policy with a $1.0 million limit, both with a $250,000 deductible per occurrence. We also maintain a policy insuring hired and non-owned automobiles with a $1.0 million limit of liability and a $1.0 million deductible. In addition, we maintain umbrella coverage with a limit of $10.0 million excess over the general, professional, hired and non-owned automobile and employer’s liability policies. We have not experienced any uninsured health care negligence losses.

Government Regulation

General

As a provider of healthcare services, we are subject to extensive federal, state and local statutes and regulations. These laws and regulations significantly affect the way in which we operate our business. For example, we must comply with laws relating to hospice care eligibility, the development and maintenance of plans of care, and the coordination of services with nursing homes or assisted living facilities where many of our patients live. In addition, each state in which we operate has its own licensing requirements with which we must comply.

We also must comply with regulations and conditions of participation to be eligible to receive payments from various federal and state government-sponsored healthcare programs, such as Medicare and Medicaid. Medicare is a federally funded and administered health insurance program, primarily for individuals entitled to Social Security benefits who are 65 years of age or older or who are disabled. Medicaid is a medical assistance program, jointly funded by the states and the federal government and administered by the states, that provides certain medical and psychiatric care services to qualifying low-income persons. States are not required to provide Medicaid coverage for hospice services, but 45 states and the District of Columbia currently do so. All 14 states in which we currently operate offer coverage for hospice services under their Medicaid programs. States that provide a Medicaid hospice benefit may limit the days for which hospice service will be covered, establish pre-authorization processes that can deny or delay access to hospice care, or establish Medicaid managed care programs that include only limited forms of hospice care coverage.

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

The Medicare conditions of participation for hospice programs include the following:

•	General Provisions. Each hospice must be primarily engaged in provision of hospice services.

•	Governing Body. Each hospice must have a governing body that assumes full responsibility for the policies and the overall operation of the hospice and for ensuring that all services are provided in a manner consistent with accepted standards of practice. The governing body must designate one individual who is responsible for the day-to-day administrative operations of the hospice;

•	Medical Director. Each hospice must have a medical director who is a physician and who assumes responsibility for overseeing the medical component of the hospice’s patient care program;

•	Professional Management of Non-Core Services. A hospice may arrange to have non-core services such as therapy services, home health aide services, medical supplies or drugs provided by a non-employee or outside entity. If the hospice elects to use an independent contractor to provide non-core services, however, the hospice must retain professional management responsibility for the arranged services and ensure that the services are furnished in a safe and effective manner by qualified personnel, and in accordance with the patient’s plan of care;

•	Plan of Care. The patient’s attending physician, the medical director or designated hospice physician, and the interdisciplinary team must establish an individualized written plan of care prior to providing care to any hospice patient. The plan must assess the patient’s needs and identify services to be provided to meet those needs and must be reviewed and updated at specified intervals;

•	Continuation of Care. A hospice may not discontinue or reduce care provided to a Medicare beneficiary if the individual becomes unable to pay for that care;

•	Informed Consent. The hospice must obtain the informed consent of the hospice patient, or the patient’s representative that specifies the type of care services that may be provided as hospice care;

•	Training. A hospice must provide ongoing training for its employees;

•	Quality Assurance. A hospice must conduct ongoing and comprehensive self-assessments of the quality and appropriateness of care it provides and that its contractors provide under arrangements to hospice patients;

•	Interdisciplinary Team. A hospice must designate an interdisciplinary team to provide or supervise hospice care services. The interdisciplinary team develops and updates plans of care, and establishes policies governing the day-to-day provision of hospice services. The team must include at least a physician, registered nurse, social worker and spiritual or other counselor. A registered nurse must be designated to coordinate the plan of care;

•	Volunteers. Hospice programs are required to recruit and train volunteers to provide patient care services or administrative services. Volunteer services must be provided in an amount equal to at least five percent of the total patient care hours provided by all paid hospice employees and contract staff;

•	Licensure. Each hospice and all hospice personnel must be licensed, certified or registered in accordance with applicable federal, state and local laws and regulations;

•	Central Clinical Records. Hospice programs must maintain clinical records for each hospice patient and the records must be organized in such a way that they may be easily retrieved. The clinical records must be complete and accurate and protected against loss, destruction and unauthorized use;

•	Furnishing of Core Services. Substantially all nursing, social work and counseling services must be provided directly by hospice employees meeting specific educational and professional standards. During periods of peak patient loads or under extraordinary circumstances, the hospice may be permitted to use contract workers, but the hospice must agree in writing to maintain professional, financial and administrative responsibility for the services provided by those individuals or entities;

•	Nursing Services. Hospice must provide nursing services by or under the direction of a registered nurse;

•	Medical Social Services. Services provided by a social worker must be provided under the direction of a physician;

•	Physician Services. Hospice physicians must provide services for the palliation and management of the terminal illness and related conditions as well as meet the general medical needs to the extent the needs are not met by the attending physician;

•	Counseling Services. Services must be available to the patient and family and include bereavement, dietary, spiritual and any other counseling;

•	Furnishing of Other Services. Physical, occupational and speech pathology must be available;

•	Home Health Aide and Homemaker Services. Services must be available to meet the needs of the patients;

•	Medical Supplies. Medical supplies and medications must be provided as needed for the palliation and management of the terminal condition; and

•	Short Term Inpatient Care. Inpatient care must be available for pain control and symptom management. It can be provided in a hospice inpatient facility or under contract in a hospital or skilled nursing facility.

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

Billing Audits/Claims Reviews.  Medicare fiscal intermediaries and other payors periodically conduct pre-payment or post-payment medical reviews or other audits of our claims. In order to conduct these reviews, the payor requests documentation from us and then reviews that documentation to determine compliance with applicable rules and regulations, including the eligibility of patients to receive hospice benefits, the appropriateness of the care provided to those patients, and the documentation of that care. Historically, we have had a certain number of claims denied as a result of these reviews.

Certificate/Determination of Need Laws and Other Restrictions.  Approximately 14 states continue to have certificate/determination of need laws that seek to limit the number or size of hospice care providers. These states require some form of state agency review or approval before a hospice may add new services or undertake significant capital expenditures. Approval under these certificate of need laws is generally conditioned on the showing of a demonstrable need for services in the community. In the future we may seek to develop or acquire hospice programs in states having certificate of need laws. To the extent that state agencies require us to obtain a certificate of need or other similar approvals to expand services at our existing hospice programs or to make acquisitions or develop hospice programs in new or existing geographic markets, our plans could be adversely affected by a failure to obtain a certificate or approval.

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

Professional Licensure and Participation Agreements.  Many of our employees are subject to federal and state laws and regulations governing the ethics and practice of their chosen profession, including physicians, physical, speech and occupational therapists, social workers, home health aides, pharmacists and nurses. In addition, those professionals who are eligible to participate in the Medicare, Medicaid or other federal health care programs as individuals must not have been excluded from participation in those programs at any time.

Overview of Government Payments — General

Payments from Medicare and Medicaid are subject to legislative and regulatory changes and are susceptible to budgetary pressures. Our revenues and profitability are therefore subject to the effect of those changes and to possible reductions in coverage or payment rates by private third-party payors. For the years ended September 30, 2006 and September 30, 2005, approximately 97% and 97%, respectively, of our net patient revenues was attributable to Medicare and Medicaid payments. As a result, any changes in the regulatory, payment or enforcement landscape may significantly affect our operations.

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

•	Routine Home Care. We are paid the routine home care rate for each day that a patient is in our program and is not receiving one of the other levels of care or when a patient is receiving hospital care for a condition that is not related to his or her terminal illness. We are paid the same daily rate regardless of the volume or intensity of the services provided to the patient and his or her family.

•	General Inpatient Care. General inpatient care is provided when a patient requires inpatient services for a short period for pain control or symptom management that typically cannot be provided in other settings. General inpatient care services must be provided in a contracted Medicare or Medicaid certified hospital or long-term care facility or at a freestanding inpatient hospice unit with the required registered nurse staffing.

•	Continuous Home Care. Continuous home care is provided only during periods of crisis when a hospice patient requires predominantly nursing care to achieve palliation or management of acute medical problems in the patient’s residence. Medicare requires that at least eight hours of services be provided (licensed nursing care must be provided for at least half of the time) within a single day in order to qualify for reimbursement under the continuous home care provisions. While the Medicare published continuous home care rates are daily rates, Medicare actually pays for continuous home care services on an hourly basis. This hourly rate can be obtained by dividing the daily rate by 24.

•	Respite Care. Respite care permits a hospice patient to receive services on an inpatient basis for a short period of time in order to relieve the patient’s family or other caregivers from the demands of caring for the patient. We can receive payment for respite care provided to a patient for up to five consecutive days at a time on an occasional basis. Any additional consecutive days of respite care will be reimbursed at the routine home care rate.

Program Limits on Hospice Care Payments.  Medicare payments for hospice services are subject to two additional limits or “Caps,” both of which are assessed on a provider-wide basis. Within our business, we have 37 separate provider numbers for Medicare Cap purposes, each of which includes one or more of our 56 programs.

The first of these two Caps applies only to Medicare inpatient services. Specifically, if the number of hospice program provided to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provides to all patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine home care rate. None of VistaCare’s hospice programs exceeded the payment limits on inpatient services in the last three Cap years.

The second Cap is a limit on the total amount of Medicare payments that will be made to each of our programs operating under distinct provider numbers. This Medicare Cap amount is the aggregate limitation on reimbursement on a per beneficiary basis, and is revised annually to account for inflation. The Medicare Cap year for establishing a limit on the total amount paid to a provider begins on November 1 of each year and ends on October 31 of the following year. The Medicare Cap amount for any given year is usually announced by CMS during the month of August of that Medicare Cap year. As a result, a provider must estimate the Medicare Cap amount for approximately nine or ten months during the current Medicare Cap year based upon the prior year’s Medicare Cap amount and an anticipated inflation factor. For the Medicare Cap year ended October 31, 2006, the Medicare Cap was $20,585.39 per beneficiary. Medicare and Medicaid currently provide for an annual adjustment of the various hospice payment rates based on the increase or decrease of the Medical Care Services category as published by the Consumer Price Index. These hospice rate increases have historically been less than actual inflation. Compliance with the Medicare Cap is not determined on the basis of an individual beneficiary’s experience, but is measured by calculating the total Medicare payments received under a given provider number with respect to services provided to all Medicare hospice care beneficiaries served within the provider number between each November 1 and October 31 of the following year (the “Medicare Cap year”). The result is then compared with the product of the Medicare Cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice provider during the relevant period (September 28 of each year and September 27 of the following year). There are further negative adjustments for the Medicare Cap calculation to the extent any of our first time beneficiaries are later admitted for hospice care to another provider, and there are also positive adjustments for beneficiaries with a previous hospice election in another provider’s program who are admitted to one of our hospice providers. Those adjustments are pro-rated based on days of service. If actual Medicare reimbursements paid to the provider during the Medicare Cap year exceed the Medicare Cap amount calculated, Medicare requires that we repay the difference to Medicare.

For the Medicare Cap year ended October 31, 2005, CMS announced on August 26, 2005 that the Medicare Cap was $19,777.51 per beneficiary. This Medicare Cap amount for 2005 was lower than the Company had estimated prior to the CMS announcement in August 2005. VistaCare, as did other hospice providers, had calculated its financial accounting during 2005 based upon the expectation that published 2004 Medicare Cap amount would be increased by an estimated inflation factor. As is described below, the 2005 rate was considerably less than what providers had expected, due to CMS indicating in August 2005 that the published 2004 Medicare amount was incorrect. As a result, VistaCare (and other hospice providers) announced in August 2005 that there would be additional charges recorded in 2005 due to the adverse impact on revenues of the lower than expected 2005 Medicare Cap amount.

In the same August 26, 2005 CMS transmittal, CMS announced “CMS has determined that the hospice Medicare Cap amount of the Medicare Cap year ending October 31, 2004, was incorrectly computed”. That transmittal indicated that “additional instructions regarding this will be published in a separate transmittal.” As of December 8, 2006, CMS had not published a corrected amount or provided any additional instructions. Management has determined that CMS’ error in computing the rate was due to CMS using a different medical inflation index in 2003 and 2004 to compute the Medicare Cap amount, than was used in prior years. Therefore, both the 2004 Medicare Cap amount and the 2003 Medicare Cap amount previously published by CMS have the potential of being retroactively corrected. The potential financial impact, should this occur, has been recorded in our financial statements.

We actively monitor each of our programs, by provider number, as to their program specific admission, discharge rate and average length of stay data in an attempt to determine whether they have the potential to exceed the annual Medicare Cap. When we determine that a provider number has the potential to exceed the annual Medicare Cap based upon trends, we attempt to institute corrective action, such as a change in patient mix or increase in patient admissions. However, to the extent we believe our corrective action will not avoid a Medicare Cap charge, we estimate the amount that we could be required to repay Medicare following the end of the Medicare Cap year, and accrue that amount, in proportion to the number of months that have elapsed in the Medicare Cap year, as a reduction to net patient revenue. Our estimate is based on a projection model that forecasts the annual amount we could be required to repay Medicare based upon the program’s actual historical program specific admissions, discharge rate, pro-ration of patient days and average length of stay data.

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

Throughout the year, we review our operating experience and previous year assessment and adjust our estimates of potential Medicare Cap liability from the projection model.

The accuracy of our estimates is affected by many factors, including:

•	the actual number of Medicare beneficiary patient admissions and discharges and the dates of occurrence of each;

•	the average length of stay within each provider number, with those provider groups having patients averaging over 180 days most likely to generate Medicare Cap exposure;

•	fluctuations in weekly enrollment and/or discharges;

•	our success in implementing corrective measures;

•	possible enrollment of beneficiaries in our providers who, without our knowledge, may have previously elected Medicare hospice coverage through another hospice provider and whose Medicare Cap amount is prorated for the days of service for the previous hospice admission;

•	the possible enrollment of beneficiaries with another hospice provider who had been on previous hospice service with one of our own hospice providers and whose Medicare Cap amount is prorated between the providers for the days of service for the subsequent hospice admission;

•	fiscal intermediary disallowances of certain beneficiaries and changes in calculation methodology;

•	uncertainty surrounding length of patient stay in various patient groups, particularly with respect to non-oncology patients; and

•	the fact that we are not advised of the Medicare Cap per beneficiary reimbursement amount that will be used by Medicare to calculate our Medicare Cap exposure until the end of the Medicare Cap year, requiring us to use an estimate of that amount throughout the year.

Between 2002 and 2005, certain of our hospice programs operating under a maximum of nine of our hospice provider numbers exceeded the Medicare Cap amount during any one of those Medicare Cap years. As a result, we were required to repay a portion of payments previously received from Medicare. We actively monitor the Medicare Cap amount at each of our programs and seek to implement corrective measures as necessary. We maintain what we believe are adequate reserves in the event that we exceed the Medicare Cap in any given fiscal year. We cannot assure you that one or more of our hospice programs will not exceed the Medicare Cap amount in the future.

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

It is possible that there will be further modifications to the rate structure under which Medicare certified hospice programs are currently paid. In a May 2002 report to Congress, MedPAC recommended that the Secretary for the Department of Health and Human Services review the adequacy of hospice payment rates to ensure that the rates are adequate given the realities of the expenses associated with providing hospice services in today’s market, and further recommended that the Secretary consider the possibility of moving to a case-mix adjusted payment system or create a separate payment mechanism to deal with more costly patients who present with unusually complex cases or cases requiring significantly more intensive services than the average patient.

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

Statutory and regulatory safe harbors protect various practices and relationships, such as bona fide employment relationships, contracts for the rental of space or equipment, personal service arrangements and management contracts, from enforcement action when certain conditions are met. The safe harbor regulations, however, do not comprehensively describe all lawful relationships between healthcare providers and referral sources, and the failure of an arrangement to satisfy all of the requirements of a particular safe harbor does not mean that the arrangement is unlawful. Many states, including some states where we do business, have adopted similar prohibitions against payments that are intended to induce referrals of patients, regardless of the source of payment. Some of these state laws lack explicit “safe harbors” that may be available under federal law. Sanctions under these state anti-remuneration laws may include civil money penalties, license suspension or revocation, exclusion from Medicare or Medicaid, and criminal fines or imprisonment. Little precedent exists regarding the interpretation or enforcement of these statutes.

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

HIPAA Anti-Fraud Provisions.  Portions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) permit the imposition of civil monetary penalties in cases involving violations of the anti-kickback statute or contracting with excluded providers. In addition, HIPAA created new statutes making it a federal felony to engage in fraud, theft, embezzlement or the making of false statements with respect to healthcare benefit programs, which include private, as well as government programs. In addition, for the first time, federal enforcement officials have the ability to exclude from the Medicare and Medicaid programs any investors, officers and managing employees associated with business entities that have committed healthcare fraud, even if the investor, officer or employee had no actual knowledge of the fraud.

OIG Fraud Alerts, Advisory Opinions and Other Program Guidance.  Congress established the Office of Inspector General, Department of Health and Human Services (“OIG”) to, among other things, identify and eliminate fraud, abuse and waste in HHS programs. To identify and resolve such problems, the OIG conducts audits, investigations and inspections across the country and issues public pronouncements identifying practices that may be subject to heightened scrutiny. On occasion, the OIG has issued audit reports, fraud alerts and advisory opinions regarding hospice practices, which might be susceptible to fraud or abuse. The OIG also issued voluntary Compliance Program Guidance for Hospices in September 1999. We cannot predict what, if any, changes may be implemented in coverage, reimbursement or enforcement policies as a result of these OIG reviews and recommendations.

Federal False Claims Acts.  This federal law includes several criminal and civil false claims provisions, which provide that knowingly submitting claims for items or services that were not provided as represented may result in the imposition of multiple damages, administrative civil money penalties, criminal fines, imprisonment and/or exclusion from participation in federally funded healthcare programs, including Medicare and Medicaid. In addition, the OIG may impose extensive and costly corporate integrity requirements upon a healthcare provider that is the subject of a false claims judgment or settlement. These requirements may include the creation of a formal compliance program, the appointment of a government monitor, and the imposition of the annual reporting requirements and audits conducted by an independent review organization to monitor compliance with the terms of the agreement and relevant laws and regulations.

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

State False Claims Laws.  At least 10 states and the District of Columbia, including Massachusetts, Nevada and Texas, where we currently do business, have adopted state false claims laws that mirror to some degree the federal false claims laws. While these statutes vary in scope and effect, the penalties for violating these false claims laws include administrative, civil and/or criminal fines and penalties, imprisonment and the imposition of multiple damages.

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

Prohibition on Employing or Contracting with Excluded Providers.  Federal law and regulations prohibit Medicare and Medicaid providers, including hospice programs, from submitting claims for items or services or their related expenses if an individual or entity that has been excluded or debarred from participation in federal health care programs furnished those items or services. The OIG maintains lists of excluded persons and entities. Nonetheless, it is possible that we might unknowingly bill for services provided by an excluded person or entity with whom we contract. The penalty for contracting with an excluded provider may range from civil monetary penalties of $50,000 and damages of up to three times the amount of payment that was inappropriately received.

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

We employ or contract with physicians to provide medical direction and patient care services to our patients. We have made efforts to structure those arrangements in compliance with the applicable laws and regulations. Despite these efforts, however, we cannot assure you that agency officials charged with enforcing these laws will not interpret our physician contracts as violating the relevant laws or regulations described above. Future determinations or interpretations by individual states with corporate practice of medicine or fee splitting restrictions may force us to restructure our arrangements with physicians in those locations.

Health Information Practices.  Portions of HIPAA were enacted to develop national standards for the electronic exchange of health information. To accomplish this, the U.S. Department of Health & Human Services (“HHS”) was directed to develop rules for standardizing electronic transmission of health care information and to protect its security and privacy. The privacy and security rules now apply to health information, regardless of the form in which it is maintained (e.g., electronic, paper, oral). Under these rules, health care providers, health plans and clearinghouses are now required to (a) conduct specific transactions using uniform code sets, (b) comply with a variety of requirements concerning their use and disclosure of individuals’ protected health information, (c) establish detailed internal procedures to protect health information and (d) enter into business associate contracts with individuals or companies who use or disclose health information on their behalf. HIPAA’s requirements with regard to privacy and confidentiality became effective in April 2003. HIPAA requirements standardizing electronic transactions between health plans, providers and clearinghouses became effective in October 2003. We were in full compliance with these regulations by the April 21, 2005 deadline. Compliance with these rules has required costly changes and we expect to incur additional expenses in the future for continued compliance with these regulations. Sanctions for failing to comply with the HIPAA privacy rules could include civil monetary penalties of $100 per incident, up to a maximum of $25,000 per person, per year, per standard. The final rule also provides for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses, and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm.

Our Employees

As of September 30, 2006, we had 2,319 full time employees and 452 part-time employees. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are positive and reflective of our overall culture of compassion and caring.

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

Approximately 97% of our net patient revenue for the year ended September 30, 2006 consisted of payments from Medicare and Medicaid programs. Because we generally receive fixed payments for our hospice care services based on the level of care provided to our hospice patients, we are at risk for the cost of services provided to our hospice patients. We cannot assure you that Medicare and Medicaid will continue to pay for hospice care in the same manner or in the same amount that they currently pay. Reductions in amounts paid by government programs for our services or changes in methods or regulations governing payments, which would likely result in similar changes by private third-party payors, could adversely affect our net patient revenue and profitability.

Our profitability may be adversely affected by limitations on Medicare payments.

Overall Medicare payments to our hospice providers are subject to an annual Medicare Cap amount, which for the twelve months ended October 31, 2006 was $20,585.39 per beneficiary. Compliance with the Medicare Cap is measured by calculating the annual Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that provider number during the Medicare regulation year and comparing the result with the product of the annual Medicare Cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that program or programs during that year. There is a further negative adjustment for the Medicare Cap calculation to the extent our first time beneficiaries are later admitted to another provider and also a positive adjustment for a beneficiary with a previous hospice election admitted to one of our providers, each pro-rated based on days of service. We reflected as a reduction to net patient revenue of approximately $6.8 million in the year ended September 30, 2006 and $11.9 million in the year ended September 30, 2005, as a result of estimated reimbursements in excess of the annual Medicare Cap in those and previous periods. Our ability to comply with this limitation depends on a number of factors relating to the hospice program or programs under a given Medicare provider number, including the rate at which our patient census increases, the average length of stay and the mix in level of care. Our profitability may be adversely affected if, in the future, we are unable to comply with this and other Medicare payment limitations.

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

We recorded a net loss of $11.7 million for the year ended September 30, 2006, and a net loss of $2.3 million for the year ended September 30, 2005 and we had an accumulated deficit of $32.5 million at September 30, 2006. We cannot assure you that we will operate profitably in the future. In addition, we may experience significant quarter-to-quarter variations in operating results. We are pursuing a growth strategy focused primarily on organic program growth, but also involving the development of new hospice programs, the development of new in-patient units, and acquisitions of other hospice programs. Our growth strategy may involve, among other things, increased marketing expenses, significant cash expenditures, debt incurrence and other expenses that could negatively impact our profitability on a quarterly and an annual basis. Our net patient revenue could be adversely impacted by a number of factors including, in particular, reductions in Medicare payment rates and patient lengths of stay, which may not be within our control. In addition, our profitability could be adversely impacted by the impairment of long-term assets such as goodwill and deferred taxes.

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

If we fail to cultivate new or maintain established relationships with existing patient referral sources, our net patient revenue may decline.

Our success is heavily dependent on referrals from physicians, nursing homes, assisted living communities, hospitals, managed care companies, insurance companies and other patient referral sources in the communities that our hospice programs serve. Since we and many of our referral sources are dependent upon Medicare, we are limited in our ability to engage in business practices that are commonplace among referring businesses in other industries such as referral fees, or bonuses and long-term exclusive contracts.

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

The primary focus of our growth strategy is organic program growth. To achieve this growth, we intend to increase our marketing efforts and other expenditures. If our resources are not deployed effectively and we do not achieve the organic program growth we seek, it could adversely impact our profitability.

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

In addition to organic program growth and the development of new programs, our business strategy includes increasing our market share and presence in the hospice care industry through strategic acquisitions of companies that complement or enhance our business. We have historically faced competition for acquisitions. In the future, this could limit our ability to grow by acquisitions or could raise the prices of potential acquisition targets and make them less attractive to us.

Our ability to grow through acquisitions may be limited by increasing government oversight and review of sales of not-for-profit healthcare providers.

According to the National Hospice and Palliative Care Organization, approximately 68% of hospice programs in the United States in 2005 were not-for-profit programs. Accordingly, it is likely that a substantial number of acquisition opportunities will involve hospice programs operated by not-for-profit entities. In recent years, several states have increased review and oversight of transactions involving the sale of healthcare facilities by not-for-profit entities. Although the level of oversight varies from state to state, the current trend is to provide for increased governmental review, and in some cases, approval of transactions in which a not-for-profit entity sells a healthcare facility or business to a for profit entity. This increased scrutiny may increase the difficulty of completing or prevent the completion of acquisitions in some states in the future.

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

Our largest competitors include Vitas Healthcare Corporation (a subsidiary of Chemed Corporation), Odyssey Healthcare, Inc., Manor Care, Inc. and Beverly Enterprises, Inc.

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

A substantial portion of our total assets consists of intangible assets, primarily goodwill. Goodwill, net of accumulated amortization, accounted for approximately 20% of our total assets as of September 30, 2006. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As a result, we no longer amortize goodwill and long-lived intangible assets. Instead, we review them at least annually to determine whether they have become impaired. If they have become impaired, we charge the impairment as an expense in the period in which the impairment occurred. Any event, which results in the significant impairment of our goodwill, such as closure of a hospice program or sustained operating losses, could have a materially adverse effect on our profitability.

We are dependent on the proper functioning of our information systems to efficiently manage our business.

We are dependent on the proper functioning of our information systems in operating our business. Critical information systems used in daily operations maintain patient information, perform billing and accounts receivable functions, process payments, as well as retain other financial and operational data. Our information systems are vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. If our information systems fail or are otherwise unavailable, these functions would have to be performed manually, which could impact our ability to identify business opportunities quickly, to maintain billing and clinical records reliably, to pay our staff in a timely fashion and to bill for services efficiently.

We may experience difficulties in transitioning to a new software system, which may result in delays and errors in billing for our services.

We are considering upgrading our internally developed patient tracking, billing and accounts receivable system with an enterprise software package which will help align our Company for future growth. Every new system implementation comes with inherent risk factors. Our ability to track patient data is critical to providing high quality patient care. Accurate billing is crucial to reimbursement from third-party payors. If any unforeseen problems emerge in connection with our migration to the new billing software, billing delays and errors may occur, which could significantly increase the time it takes for us to collect payments from payors and in some cases our ability to collect the payments at all. Any such increase in collection time or inability to collect could have a materially adverse effect on our cash flows and results of operations.

A material write-off of our capitalized software development costs and costs and problems related to the implementation of new software applications could have a materially adverse effect on our profitability.

As of September 30, 2006, our capitalized software development costs, net of amortization, were approximately $1.6 million, most of which related to the development of CareNation, our proprietary software platform, and related application modules. If one or more of the application modules do not function as anticipated, we may be required to write off a significant amount of capitalized software development costs and we may experience significant disruptions in our operations, all of which could have a material adverse effect on our profitability. In addition, the expenses associated with training our employees to use these new applications effectively and errors arising from being unfamiliar with the new applications could have a materially adverse effect on our operations and profitability.

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

Many states have enacted certificate of need laws that require prior state approval to open new healthcare facilities or expand services at existing facilities. Currently, 12 states have certificate of need laws that apply to hospice programs. Those laws require some form of state agency review or approval before a hospice may add new services or undertake significant capital expenditures. In addition, two states in which we do not currently operate, Florida and New York, have additional barriers to entry. Florida places restrictions on the ability of for-profit corporations to own and operate hospices, and New York places restrictions on the corporate ownership of hospices. Accordingly, our ability to operate in Florida and New York and the states with certificate of need laws is restricted. The laws in these states could affect our ability to expand into new markets and to expand our services and facilities into existing markets.

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

We are covered by a general liability insurance policy on an occurrence basis with limits of $1.0 million per occurrence and $3.0 million in the aggregate. VistaCare is also covered by a healthcare professional liability insurance policy on a claims-made basis with limits of $1.0 million for each medical incident and $3.0 million in the aggregate. VistaCare maintains workers compensation coverage at the statutory limits and an employer’s liability policy with a $1.0 million limit, both with a $250,000 deductible per occurrence. We also maintain a policy insuring hired and non-owned automobiles with a $1.0 million limit of liability and a $1.0 million deductible. In addition, VistaCare maintains umbrella coverage with a limit of $10.0 million excess over the general, professional, hired and non-owned automobile and employer’s liability policies. VistaCare has not experienced any uninsured health care negligence losses.

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

Item 1B.	Unresolved Staff Comments

None

Forward-Looking Statements

This annual report on Form 10-K contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “expectations,” “forecast,” “goal,” “hope” and similar variations of such words or similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We have included important factors in the cautionary statements above under the heading “Risk Factors” in Item 1A that we believe could cause our actual results to differ materially from the forward-looking statements we make. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 2.	Properties

Our principal executive office is located in a 49,700 square foot leased facility located in Scottsdale, Arizona. The lease for this facility expires in 2010 and does not have an option to extend for additional years.

As of September 30, 2006, we operated 56 hospice care programs and five inpatient units, serving patients in 14 states from leased program offices. We believe that our properties are adequate for our current business needs. In addition, we believe that additional or alternative space will be available as needed in the future on commercially reasonable terms. With the exception of our principal executive office lease, we have no material operating leases.

Item 3.	Legal Proceedings

Between August and September 2004, approximately five complaints were filed individually and on behalf of all others similarly situated in the United States District Court for the District of Arizona against the Company and two of our officers alleging violations of the federal securities laws arising out of declines in the Company’s stock price in 2004. Specifically, the complaints alleged claims in connection with various statements and purported omissions to the public and to the securities markets relating to the Company’s August 2004 announcement of its decision to accrue an increased amount for the quarter ended June 30, 2004 for potential liability due to the Medicare Cap on reimbursement for hospice services. The five lawsuits were consolidated in April 2005. On June 16, 2006, the Company entered into a settlement agreement with the plaintiffs, agreeing to pay $4.6 million to settle this case, all of which is being paid by insurance. The Court granted final approval of the settlement on September 29, 2006, and the case has been dismissed with prejudice.

Between August and September 2004, two shareholders filed separate derivative lawsuits purportedly on behalf of the Company against several present and former officers and members of the Board of Directors of the Company in the United States District Court for the District of Arizona. The two derivative complaints, which have been consolidated, allege breaches of fiduciary duties, abuse of control, mismanagement, waste of corporate assets and unjust enrichment, as a result of the same activities alleged in the lawsuits discussed above. The derivative complaint seeks attorney fees and the payment of damages to the Company. On August 30, 2006, the Court granted the defendants’ motion to dismiss, and the case was dismissed with prejudice. The plaintiffs have filed a notice of appeal with the United States Ninth Circuit Court of Appeals. As of the date of this report, no briefing schedule has been established. If the plaintiffs pursue their appeal, the defendants will continue to vigorously oppose the appeal and defend the case.

We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving all of the matters discussed in this Item 3, individually or in aggregate, will not have a material adverse impact on our financial position or our results of operations, the litigation and other claims that we face are subject to inherent uncertainties and management’s view of these matters may change in the future. Should an unfavorable final outcome occur, there exists the possibility of a material adverse impact on our financial position and on our results of operations for the period in which the effect becomes reasonably estimable.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2006, there were no matters submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information concerning our executive officers as of September 30, 2006.

Name	Age	Position

Richard R. Slager	52	Chairman of the Board of Directors, President and Chief Executive Officer
Henry Hirvela	55	Chief Financial Officer
Stephen Lewis	60	Senior Vice President and General Counsel
James T. Robinson	46	Chief Marketing Officer
Todd Cote, MD	45	Chief Medical Officer
Roseanne Berry, MS, R.N	51	Chief Compliance Officer
John C. Crisci	47	Chief People Officer

Richard R. Slager has served as our Chief Executive Officer and a member of our board of directors since May 2001. He has served as our President since September 2006 and from May 2001 until January 2005. He became the Chairman of our board of directors in August 2003. From June 1999 until May 2001, he was Chairman of the board of directors and Chief Executive Officer of SilverAge LLC, an entrepreneurial online monitoring and interactive technical company for seniors. In May 1989, Mr. Slager founded Karrington Health, Inc., an assisted living provider, and served as Chairman of the board of directors and Chief Executive Officer of Karrington Health, Inc. until May 1998 when it was acquired by Sunrise Assisted Living.

Henry Hirvela has served as our Chief Financial Officer since March 2006. Prior to this engagement, Mr. Hirvela founded Phoenix Management Partners, LLC in September 2002, during which time he served as President and CEO of Vigilant Systems, Inc, developed Ironwood Golf Group LLC in March 2003, and served as Chairman and Director for Three-Five Systems, Inc., an electronic manufacturing services company, from February 2003 to September 2006. From 1996 to 2000, Mr. Hirvela served as Vice President and Chief Financial Officer for Scottsdale-based Allied Waste Industries, Inc. Prior to this, Mr. Hirvela held a variety of management positions with Bank of America, Texas Eastern Corporation and Browning-Ferris Industries.

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

James T. Robinson was appointed as our Chief Marketing Officer (“CMO”) and Executive Vice President of Marketing in May 2006. In his role as CMO, Mr. Robinson has assumed leadership of our sales, marketing, marketing communications and strategic planning. From May 1997 until May 2006, Mr. Robinson served at HealthBanks, Inc. as its President and Chief Executive Officer. Prior to HealthBanks, he served as Vice President of Marketing, Sales, and Business Development for Avicenna Systems Corporation (now part of WebMD), an Internet health information start-up company he co-founded and sold in 1996. Mr. Robinson also has held a variety of sales and marketing management positions with St. Jude Medical, Inc., Hewlett Packard Medical Systems, and the Xerox Corporation.

Todd Cote, MD became our Chief Medical Officer in January 2006. From January 2003 until December 2005, he served as Chief Medical Officer for The Connecticut Hospice, Inc. From December 2000 until December 2002, he was Medical Director for Assisted Home Hospice in Ventura, California. From January 1998 until November 2000, he served as Co-Medical Director/Team Physician for VITAS Innovative Hospice Care in San Diego,

California. In addition, from March 2004 until December 2005, he was a clinical instructor for the Yale School of Medicine, and from October 2003 until December 2005, he was an associate clinical professor for the University of Connecticut School of Medicine.

Roseanne Berry MS, R.N. helped found VistaCare in July 1995 and has served as our Chief Compliance Officer since January 2001, responsible for developing, implementing and monitoring activities to ensure quality services are delivered and that the overall maintenance of regulatory compliance issues are met. She is a seasoned hospice professional, and served for several years in management positions at Hospice Family Care prior to helping found VistaCare. Ms. Berry also spent eight years serving in management positions in home health, home infusion and medical equipment for Samaritan Home Health Services.

John C. Crisci has served as our Vice President of People since May 2003, with responsibility for the strategic direction and innovation of human resource activities throughout our company nationwide. From April 2001 until May 2003, Mr. Crisci led the human resources organization for Southwest Airline’s western region. Previously, Mr. Crisci held senior-level positions at Velocity Express, Cemex USA and America West Airlines.

There are no family relationships among any of our executive officers and directors.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our Class A Common Stock, $0.01 par value per share, which we refer to as our common stock, has been quoted on the Nasdaq National Market under the symbol “VSTA” since December 18, 2002. Prior to that time there was no public market for our common stock. At December 11, 2006, there were approximately 81 record holders of our common stock and the closing sale price of our common stock as reported on the Nasdaq National Market was $12.84 per share. The following table sets forth the high and low sales prices per share of our common stock for the period indicated, as reported on the Nasdaq National Market:

	High	Low

2006
First Quarter (10/1/2005-12/31/2005)	$14.33	$11.52
Second Quarter (1/1/2006-3/31/2006)	$15.91	$12.79
Third Quarter (4/1/2006-6/30/2006)	$15.37	$11.47
Fourth Quarter (7/1/2006-9/30/2006)	$13.82	$10.40
Closing price at September 29, 2006
$10.40
2005
First Quarter (10/1/2004-12/31/2004)	$18.20	$12.06
Second Quarter (1/1/2005-3/31/2005)	$21.03	$14.28
Third Quarter (4/1/2005-6/30/2005)	$20.82	$15.40
Fourth Quarter (7/1/2005-9/30/2005)	$24.00	$13.75
Closing price at September 30, 2005
$14.47

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

Recent Sales of Unregistered Securities

We did not sell any equity securities in fiscal year 2006 that were not registered under the Securities Act of 1933.

Repurchases of Common Stock

We did not repurchase any shares of our common stock during fiscal year 2006.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

The selected financial data set forth below should be read in conjunction with our consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, appearing elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2002 and 2003 and the consolidated balance sheet data as of December 31, 2002 and 2003, and as of September 30, 2004, are derived from our audited financial statements not included in this report. The consolidated statement of operations data for the years ended September 30, 2006 and 2005, and for the nine-month transitional period ended September 30, 2004, and the consolidated balance sheet data as of September 30, 2006 and 2005 are derived from our audited financial statements included elsewhere in this report. The historical results of operations are not necessarily indicative of the operating results to be expected in the future.

			Nine Months
	Year Ended	Year Ended	Ended	Year Ended	Year Ended
	September 30,	September 30	September 30,	December 31,	December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Net patient revenue	$235,993	$225,432	$150,436	$191,656	$132,947
Operating expenses:
Patient care	152,879	147,211	100,096	114,631	79,752
Sales, general and administrative	84,198	77,237	54,116	55,784	42,962
Depreciation and amortization	4,948	4,604	3,005	1,963	1,349

Total operating expenses	242,025	229,052	157,217	172,378	124,063

Operating (loss) income	(6,032)	(3,620)	(6,781)	19,278	8,884
Non-operating income (expense):
Interest income	1,460	1,212	364	391	25
Interest expense	(1)	—	(68)	(126)	(935)
Other expense	(454)	(661)	(48)	(82)	(137)

Net (loss) income before income taxes	(5,027)	(3,069)	(6,533)	19,461	7,837
Income tax expense (benefit)	6,624	(812)	(2,301)	4,256	281

Net (loss) income	(11,651)	(2,257)	(4,232)	15,205	7,556
Accrued preferred stock dividends(1)	—	—	—	—	(4,052)

Net (loss) income to stockholders	$(11,651)	$(2,257)	$(4,232)	$15,205	$3,504

Net (loss) income per share:
Basic	$(0.71)	$(0.14)	$(0.26)	$0.97	$0.63

Diluted	$(0.71)	$(0.14)	$(0.26)	$0.89	$0.52

Weighted average shares outstanding:
Basic	16,406	16,316	16,082	15,707	5,580

Diluted	16,406	16,316	16,082	17,038	6,776

(1)	Reflects accrued dividends on the Series B Preferred Stock, Series C Preferred Stock and the Series D Preferred Stock at the rate of 10% per annum, compounded semi-annually. The preferred stock converted into common stock upon the closing of our initial public offering in 2002, and the accrued preferred stock dividends, which were not payable in the event of a conversion into common stock, were reclassified as additional paid-in-capital. The preferred stock dividend is included in accumulated deficit.

			Nine Months
	Year Ended	Year Ended	Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,	December 31,	December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Cash Flow Data:
Net cash (used in) provided by operating activities	$(9,394)	$(22)	$17,385	$12,417	$6,142
Net cash provided by (used in) investing activities	$4,565	$(3,855)	$(4,313)	$(38,515)	$(6,008)
Net cash provided by financing activities	$450	$1,152	$1,287	$1,322	$37,587
Net (decrease) increase in cash	$(4,379)	$(2,725)	$14,359	$(24,776)	$37,721

	As of September 30,			As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$21,583	$25,962	$28,687	$14,328	$61,852
Working capital	43,465	52,213	58,741	59,920	41,502
Total assets	119,792	136,436	137,792	122,221	94,943
Capital lease obligations, including current portion	—	—	5	88	82
Long-term debt, including current portion	—	—	—	—	250
Accumulated deficit	(32,452)	(20,801)	(18,544)	(14,312)	(29,517)
Total stockholders’ equity	78,092	86,862	87,527	88,076	69,247

VISTACARE, INC.

HIGHLIGHTS

	Twelve Months Ended	Twelve Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2004
	(Dollars in millions, except per day/per diem and per beneficiary)

Patient Statistics:
Average Daily Census (ADC)	5,218	5,376	5,225
Ending census on last day of period	5,256	5,510	5,304
Patient days	1,904,667	1,962,098	1,431,766
In-patient days (general in-patient)	21,753	17,335	12,676
Admissions	17,006	17,574	11,545
Diagnosis mix of admitted patients:
Cancer	32%	31%	32%
Alzheimers/Dementia	12%	11%	11%
Heart disease	19%	18%	18%
Respiratory	9%	9%	8%
Failure to thrive/Rapid decline	21%	23%	23%
All other	7%	8%	8%
Discharges	17,233	17,382	11,261
Average length of stay on discharged patients	110	113	115
Median length of stay on discharged patients	30	31	34
Program site Statistics:
Programs	56	58	45
In-patient units (included within a program)	5	2	1
Medicare provider numbers	37	37	35
Programs by ADC size
0-60 ADC	23	21	7
61-100 ADC	16	15	10
100-200 ADC	13	16	21
200+ ADC	4	6	7
Net patient revenue:
Net patient revenue	$236.0	$225.4	$150.4
Net patient revenue per day of care	$124	$115	$105
Patient revenue payor %
Medicare	92.2%	92.5%	93.1%
Medicaid	4.4%	4.6%	4.1%
Private insurers and managed care	3.4%	2.9%	2.8%
Level of care % of patient revenue
Routine home care	94.1%	95.4%	95.7%
General in-patient care	4.9%	3.7%	3.8%
Continuous home care	0.8%	0.7%	0.4%
Respite in-patient care	0.2%	0.2%	0.1%
Level of care base Medicare per diem reimbursement rates in effect:
Routine home care	$126.49	$121.98	$118.08
General in-patient care	$562.69	$542.61	$525.28
Continuous home care	$738.26	$711.92	$689.18
Respite in-patient care	$130.85	$126.18	$122.15
Increase in base rates	3.7%	3.3%	3.4%
Hospice Medicare Cap per beneficiary	$20,585.39	$19,777.51	$19,635.67
Accrued Medicare Cap liability(1)	$9.8	$18.1	$19.6
Estimated Medicare Cap reductions to revenue	$6.8	$11.9	$14.8
Medicare Cap paid	$(15.0)	$(13.4)	$(1.1)
Allowance for denials reserve	$2.2	$3.1	$5.9
Expenses:
Nursing home expenses	$48.8	$53.1	$34.3
Nursing home revenues	$(44.4)	$(47.9)	$(30.9)

Nursing home costs, net	$4.4	$5.2	$3.4

(1)	We have not received any of the assessment letters for our fiscal year ended September 30, 2006 as of the date of this report.

Glossary

As used in this report, the following terms have the meanings indicated.

Admissions:  New admissions including re-admissions.

Average Daily Census (ADC):  Total patient days for all patients divided by the number of days during the period.

Average length of stay:  Total days of care for patients discharged during the period divided by the total patients discharged.

Discharges:  Total patients deceased or discharged from service.

In-patient days:  Total patient days in an acute care facility (hospital based or company owned).

In-patient unit:  Patient care provided in a hospital or other facility when pain and other symptoms cannot be managed effectively in a home setting. In the in-patient units we operate, we care for our own patients and a limited number of other hospice providers’ patients. In some of our programs we contract with other in-patient units to provide care for our patients.

Median length of stay:  The midpoint of the patient’s total days of service that were discharged during the period.

Medicare Cap:  The limitation on overall aggregate payments made to a hospice for services provided to Medicare beneficiaries during a Cap period that begins November 1 and ends October 31 each year, assessed on an individual provider number basis.

Medicare Cap Calculation:  A calculation made by the Medicare fiscal intermediary pursuant to applicable Medicare regulations to determine whether a hospice provider has received payments in excess of the Medicare Cap. The total Medicare payments received under a given provider number for services provided to all Medicare hospice care beneficiaries served within the provider number between each November 1 and October 31 is determined (“Total Payments”). The number of Medicare beneficiaries admitted (adjusted for the portion of time served or expected to be served by another provider “pro-ration”) at each hospice provider between September 28 of each year and September 27 of the following year (“Beneficiaries”). The number of Beneficiaries is multiplied by the per beneficiary Cap amount for the applicable cap period (“Cap Amount”). If the Total Payments are greater than the Cap Amount, the provider refunds the difference.

Patient Day:  A day we provide service to a patient.

Program:  A separate hospice location operated under the same management as other company hospices.

Provider number:  Unique identifiers assigned by Medicare and Medicaid to their providers. Multiple programs can share the same Medicare provider number.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the year ended September 30, 2006, we developed one new licensed and Medicare certified hospice program, and opened three new inpatient units, which are combined with existing hospice programs. We also consolidated our four Utah programs into two, and closed one location in the Midwest. As of September 30, 2006, we were operating 56 programs under 37 Medicare provider numbers, including five hospice inpatient units, serving approximately 5,218 patients in 14 states.

For the year ended September 30, 2006, our net patient revenue was $236.0 million, as compared to $225.4 million for the year ended September 30, 2005. Due to Medicare Cap estimated liabilities, which covers Medicare Cap obligations for our Medicare provider numbers, our net patient revenue for the year ended September 30, 2006 was reduced by $6.8 million, as compared to a reduction of $11.9 million in the fiscal year ended September 30, 2005. The $6.8 million reduction to net patient revenue for Medicare Cap includes accruals or adjustments of $5.7 million for patient dates during 2006; $0.2 million for the 2003 Medicare Cap year revised assessments received in 2006; $0.2 million for the 2004 Medicare Cap year estimated revised assessments for 2004; $0.5 million for the 2005 Medicare Cap year higher assessments than accrued received in 2006 and $0.2 million for the 2005 Medicare Cap year estimated revised assessments. See Item 1., Business, Government Regulations, Overview of Government Payments — Medicare, Program Limits on Hospice Care Payments.

For the year ended September 30, 2006, we recorded a net loss of $11.7 million, as compared to net loss of $2.3 million during the year ended September 30, 2005. Our business has been positively impacted from regular increases in Medicare hospice reimbursement base rates, including the two most recent increases effective October 1, 2005 and October 1, 2004, of 3.7% and 3.3%, respectively, over the base rates then in effect. These increases have been partially offset by increases in patient care labor expense, sales, general and administrative expenses and new program development expense. During the twelve months ended September 30, 2006, our net income was negatively impacted by lost revenue related to the decertification of one of our Medicare provider numbers in the state of Indiana. For the year ended September 30, 2006, we estimate our pre-tax earnings performance was negatively impacted by $7.2 million due to this decertification. (Refer to the Current and Subsequent Events section below for a more detailed description of our Indiana business during 2006.)

Our net loss of $11.7 million for the year ended September 30, 2006 was due in a large part to our increased tax expense for the year. During the fourth quarter ended September 30, 2006, the Company assessed the recoverability of its deferred tax asset. As a result of that review, the Company was required to record a valuation allowance of $8.3 million during the quarter and year ended September 30, 2006 for all of its deferred tax assets less the deferred tax liabilities expected to reverse and become taxable income.

Change in Year End

On August 18, 2004, VistaCare’s Board of Directors changed the Company’s fiscal year-end from December 31 to September 30. The financial results now being reported by the Company relate to the twelve-month fiscal years ended September 30, 2006 and 2005, and the nine-month transitional period ended September 30, 2004. In order to compare the financial information for the twelve months ended September 30, 2005 in Management’s Discussion and Analysis of Financial Condition and Results of Operations to a like fiscal period, we prepared financial information for the twelve months ended September 30, 2004, which includes the nine-month transitional period ended September 30, 2004, and the three months ended December 31, 2003 as reported in the Company’s Form 10-Q for the three months ended December 31, 2003 (see charts below).

Critical Accounting Policies and Significant Estimates

To understand our financial position and results of operations, you should read carefully the description of our significant accounting policies set forth in Note 1 of Notes To Consolidated Financial Statements included in Item 8 of this report. You should also be aware that application of our significant accounting policies requires that we make certain judgments and estimates, which are subject to an inherent degree of uncertainty.

Net Patient Revenue

Net patient revenue is the amount we believe we are entitled to collect for our services, adjusted as described below. The amount varies depending on the level of care, the payor and the geographic area where the services are rendered. We derive net patient revenue from billings to Medicare, Medicaid, private insurers, managed care providers, patients and others. We operate under arrangements with those payors pursuant to which they reimburse us for services we provide to hospice eligible patients they cover, subject only to our submission of adequate and timely claim documentation. Our patient intake process screens patients for hospice eligibility and identifies whether their care will be covered by Medicare, Medicaid, private insurance, managed care or self-pay. We recognize patient revenues once the patient’s hospice eligibility has been certified by a physician, the patient’s coverage from a payment source has been verified and services have been provided to that patient. Net patient revenue includes adjustments for charity care, estimated payment denials (which VistaCare experiences from time to time for reasons such as its failure to submit complete and accurate claim documentation, its failure to provide timely written physician certifications as to patient eligibility, or the payor deems the patient ineligible for insurance coverage), contractual adjustments, amounts VistaCare estimates it could be required to repay to Medicare, such as payments that VistaCare would be required to make in the event that any of its programs exceed the annual Medicare Cap, and subsequent changes to initial level of care determinations.

Our patient revenues are primarily determined by the number of billable patient days, the level of care provided and reimbursement rates. The number of billable patient days is a function of the number of patients admitted to our programs and the number of days that those patients remain in our care (length of stay, based upon patient discharges during the period). Our average length of stay on discharged patients was approximately 110 days for the year ended September 30, 2006. We believe we exceed the industry average on average length of stay and we attribute this to several factors. First, compared to hospice industry averages, we have a relatively high percentage of non-cancer patients, though in line with total cancer deaths in the country and in line with the Medicare decedent diagnosis mix. Non-cancer patients typically have a longer average length of stay than cancer patients. Second, we believe that our open access philosophy and our efforts to educate referral sources about hospice care encourages earlier election of patients to hospice care. Finally, a significant amount of our patient census is in rural markets, where access to intensive health care services, hospitals or other alternative health care services for hospice-eligible patients is more inconvenient than in more urban areas. Our median length of stay, based upon patient discharges during the period, was 30 days for the year ended September 30, 2006.

Net patient revenue includes adjustments for:

•	estimated repayments to Medicare, if any of our programs exceed the annual Medicare Cap, as described under the heading “Medicare Cap” in Note 1 of the Notes to the Consolidated Financial Statements included elsewhere in this Report; and

•	estimated payment denials, contractual adjustments and subsequent changes to initial level of care determinations, under the heading “Denials and Contract Adjustments” in Note 1 of the Notes to the Consolidated Financial Statements included elsewhere in this Report.

We recorded reductions to net patient revenue for exceeding the annual Medicare Cap of $6.8 million, $11.9 million, and $14.8 million for the year ended September 30, 2006, the year ended September 30, 2005 and the nine-month transitional period ended September 30, 2004, respectively.

As of the date of this Report, we have received and paid, on an inception to date basis, assessment letters for exceeding the annual Medicare Cap totaling $1.1 million for programs in the 2002 Medicare Cap year, $7.7 million for programs in the 2003 Medicare Cap year, $12.0 million for programs in the 2004 Medicare Cap year and $8.7 million for the programs in the 2005 Medicare Cap year. Any further assessments for prior years could result in adjustment in the fiscal year in which the assessment is received to reflect the difference between the actual assessment and the estimate previously recorded. As of September 30, 2006 and 2005, respectively, our accrued expenses included $9.8 million and $18.1 million for Medicare Cap accrued liability.

We adjust our estimates for payment denials from time to time based on our billing and collection experience, and payor mix. We estimate such adjustments to net patient revenue based on significant historical experience utilizing our centralized billing and collection department, which continually monitors the factors that could potentially result in a change in payment denial experience. We recorded reductions to net patient revenue for estimated payment denials (excluding room and board charges which are recorded in “nursing home costs, net”), contractual adjustments (such as differences in payments by commercial payors) and subsequent changes to initial level of care determinations (made retroactively by our staff after initial admission) of $1.4 million for the year ended September 30, 2006, $2.9 million for the year ended September 30, 2005, and $3.8 million for the nine-month transitional period ended September 30, 2004. As of September 30, 2006 and September 30, 2005, the allowance for denials on patient accounts receivable and room and board was $2.2 million and $3.1 million, respectively. Any adjustments to net patient revenue for changes in estimates, based on historical trends, are made only in the current period.

Medicare and Medicaid reimbursements account for approximately 97% of our net patient revenue for each of the three periods ended September 30, 2006, September 30, 2005 and September 30, 2004, respectively. Whether Medicare or Medicaid continues to provide reimbursement for hospice care is dependent upon governmental policies.

The table below sets forth the percentage of our net patient revenue derived from Medicare, Medicaid, private insurers and managed care payors for the periods indicated.

	Year Ended		Nine Months Ended
	September 30,	September 30,	September 30,
Payors	2006	2005	2004

Medicare	92.2%	92.5%	93.1%
Medicaid	4.4%	4.6%	4.1%
Private insurers and managed care	3.4%	2.9%	2.8%

Medicare, Medicaid, most private insurers and managed care providers pay for hospice care at a daily or hourly rate that varies depending on the level of care provided. The table below sets forth the percentage of our net patient revenue generated under each of the four Medicare levels of care for the periods indicated:

	Year Ended		Nine Months Ended
	September 30,	September 30,	September 30,
Level of Care	2006	2005	2004

Routine home care	94.1%	95.4%	95.7%
General inpatient care	4.9%	3.7%	3.8%
Continuous home care	0.8%	0.7%	0.4%
Respite inpatient care	0.2%	0.2%	0.1%

Historically, effective each October 1, Medicare adjusts its base hospice care reimbursement rates for the Medicare year beginning that date, based on inflation and other economic factors. The Medicare base rates are typically announced in August for the then current Medicare year. The Medicare base rates were increased 3.7% effective October 1, 2005 (announced during August 2004) and 3.3% effective October 1, 2004 (announced August 2003), over the base rates then in effect. These increases have favorably impacted our net patient revenues. Medicare’s base rates are subject to regional adjustments based on local wage levels. These regional adjustments are not necessarily proportional to adjustments in the national average base rate.

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

Laws and regulations governing the Medicare and Medicaid program are complex and subject to interpretation. We believe that we are in compliance with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing, which would have a material impact on our consolidated financial condition or results of operations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.

Medicare Cap Liability

Our 56 hospice programs operate under 37 Medicare provider numbers with certain programs collectively operating as a single provider. Each of our 37 hospice providers is subject to the annual Medicare Cap. Medicare Cap rules potentially limit the reimbursement we receive when average lengths of stay exceed certain levels on a program by program basis. This Cap amount is revised annually to account for inflation. For the twelve-month period ended September 30, 2006, the annual hospice benefit Cap was $20,585.39 per beneficiary. While the Medicare Cap is explained in more detail elsewhere herein, in general we are limited on a program by program basis to the annual Cap amount on a per patient equivalent basis.

We actively monitor each of our programs to determine whether they are likely to exceed the Medicare Cap. If we determine that a program is likely to exceed the Cap, we attempt to institute corrective action, such as a change in patient mix. However, to the extent we believe our corrective action will not be successful, we estimate the amount that we could be required to repay to Medicare and accrue that amount as a reduction to net patient revenue. Throughout the year, we review our operating experience and adjust our estimate of potential Medicare Cap liability. The accuracy of our estimates is affected by many factors, including:

•	the actual number of Medicare beneficiary patient admissions and discharges and the dates of occurrence of each;

•	the average length of stay within each provider number, with those provider groups having patients averaging over 180 days most likely to generate Medicare Cap exposure;

•	our success in implementing corrective measures;

•	possible enrollment of beneficiaries in our providers who, without our knowledge, may have previously elected Medicare hospice coverage through another hospice provider and whose Medicare Cap amount is prorated for the days of service for the previous hospice admission;

•	the possible enrollment of beneficiaries with another hospice provider who had been on previous hospice service with one of our own hospice providers and whose Medicare Cap amount is prorated between the providers for the days of service for the subsequent hospice admission;

•	fiscal intermediary disallowances of certain beneficiaries and changes in calculation methodology;

•	uncertainty surrounding length of patient stay in various patient groups, particularly with respect to non-oncology patients; and

•	the fact that we are not advised of the Medicare Cap per beneficiary reimbursement amount that will be used by Medicare to calculate our Medicare Cap exposure until the end of the Medicare Cap year, requiring us to use an estimate of that amount throughout the year.

Although we make every effort to record an accurate estimate for Medicare Cap liability, actual assessments of certain of our providers differed from our estimates previously recorded for the Medicare Cap years ended October 2003, 2004 and 2005. The difference between our estimates and the actual assessment for the Medicare Cap years 2003, 2004 and 2005 were due to our fiscal intermediary (“FI”) disallowing certain beneficiaries. The disallowed beneficiaries were patients who received care with another hospice provider and also to activity that took place subsequent to the end of the respective Medicare Cap year, that was not known or knowable until actual assessments were made, approximately eleven to twelve months later. Activity that took place subsequent to the end of the 2003, 2004 and 2005 Medicare Cap year included (i) patients who received care with another hospice provider; (ii) patients who were initially billed to commercial insurance companies and we later determined that Medicare should have been billed; and (iii) to a lesser degree, due to minimal changes in the level of care recorded, which was discovered after the close of the fiscal year end. Of the $1.6 million in 2003, the ($1.2) million in 2004 and the $0.5 million in 2005 that represented a difference between estimates and actual assessment for letters received from our FI between June and October 2004 for the 2003 Medicare Cap year, between August and November 2005 for the 2004 Medicare Cap year, and between August and September 2006 for the 2005 Medicare Cap years $1.2 million in 2003, ($1.2) million in 2004 and $0.4 million in 2005 related to certain technical disqualification of claims and the pro-ration of service dates for patients and $0.4 million in 2003, ($0.0) million in 2004 and $0.1 million in 2005 related to patients who were initially billed to commercial insurance companies or to changes in the level of care, all of which were recorded during our fiscal nine months ended and our fiscal year ended September 30, 2004, 2005 and 2006.

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

Adjustments to Net Patient Revenue for Estimated Payment Denials

Approximately 97% of our net patient revenue is derived from Medicare and Medicaid programs. The balance of our net patient revenue is derived primarily from private insurers and managed care programs. We operate under arrangements with these payors pursuant to which they reimburse us for services we provide to hospice-eligible patients they cover, subject only to our submission of adequate and timely claim documentation. In some cases, these payors deny our claims for reimbursement if, for example, our claim documentation is incomplete or contains incorrect patient information, the payor deems the patient ineligible for insurance coverage or we have failed to provide timely written physician certifications as to patient eligibility.

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

We recorded reductions to net patient revenue for estimated payment denials (excluding room and board charges which are recorded in “nursing home costs, net”), contractual adjustments (such as differences in payments by commercial payors) and subsequent changes to initial level of care determinations (made retroactively by our staff after initial admission). We base our allowance levels on assessments of historical charge-off history and an analysis of our aged accounts receivable. The allowance varies as our charge-off experiences change either favorably or adversely.

Expenses

We recognize expenses as incurred. Our primary expenses include those we classify as either patient care expenses or sales, general and administrative expenses.

Patient care expenses consist primarily of salaries, benefits, payroll taxes and travel expenses associated with our hospice care providers. Patient care expenses also include the cost of pharmaceuticals, durable medical equipment, medical supplies, inpatient unit expenses, nursing home costs and purchased services such as ambulance, infusion and radiology. We incur in-patient unit expenses primarily through per diem charge arrangements with hospitals and skilled nursing facilities, where we provide our services at facilities not owned by us. We currently operate five in-patient units, an increase of three in-patient units since September 30, 2005.

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

For patients receiving nursing home care under state Medicaid programs in states other than Arizona, Oklahoma and Pennsylvania, who elect hospice care under Medicare or Medicaid, we contract with nursing homes for the nursing homes’ provision of room and board services. In these states, the applicable Medicaid program must pay us, in addition to the applicable Medicare or Medicaid hospice daily or hourly rate, an amount equal to no more than 95% of the Medicaid daily nursing home rate for room and board services furnished to the patient by the nursing home. Under our standard nursing home contracts, we pay the nursing home for these room and board services at predetermined contract rates, between 95% and 100% of the full Medicaid per diem nursing home rate. In Arizona, Oklahoma and Pennsylvania, the Medicaid program pays the nursing home directly for these expenses or has created a Medicaid managed care program that either reduces or eliminates this room and board payment.

Nursing home expenses totaled approximately $48.8 million, $53.1 million and $34.3 million for the year ended September 30, 2006, the year ended September 30, 2005, and for the nine-month transitional period ended September 30, 2004, respectively. Nursing home revenues totaled approximately $44.4 million, $47.9 million and $30.9 million for the year ended September 30, 2006, the year ended September 30, 2005, and for the nine-month transitional period ended September 30, 2004, respectively. Revenues are less than the expenses due to provisions for estimated uncollectible amounts and differences in nursing home contracted rates. We account for the difference between the amount we pay the nursing home and the amount we receive from Medicaid (net of estimated room and board reimbursement claim denials) as patient care expenses. We refer to this difference as “nursing home costs, net.” Our nursing home costs, net, were $4.4 million, $5.2 million and $3.4 million for the year ended September 30, 2006, the year ended September 30, 2005, and for the nine-month transitional period ended September 30, 2004, respectively.

Sales, general and administrative expenses primarily include salaries, payroll taxes, benefits and travel expenses associated with our staff not directly involved with patient care, bonuses for all employees, marketing, office leases, professional services and sales and use taxes.

Stock-Based Compensation

Prior to October 1, 2005 the Company followed the guidance of Accounting Principles Board Opinion No. 25 (“APB No. 25”) related to the accounting treatment of stock-based compensation. In accordance with APB No. 25 and related interpretations, if an employee stock option is granted or modified with an exercise price which is less than the deemed fair value of the underlying stock, the difference is treated as a compensation charge for the intrinsic value that must be recognized ratably over the vesting period for the option. During the twelve months ended September 30, 2005 and the nine month transitional period ended September 30, 2004, the Company expensed approximately $0.3 million and $0.2 million, respectively, as stock-based deferred compensation due to options granted and restricted stock at less than the deemed fair value. Compensation expense recognized in the year ended September 30, 2005 and the nine-month transitional period ended September 30, 2004 related to this stock based deferred compensation was recorded in sales, general and administrative expense in the accompanying Consolidated Statement of Operations.

On May 4, 2005, the Company’s Board of Directors approved accelerating the vesting of 613,624 out-of-the money stock options for executive officers and non executive officers to avoid recording compensation expense on these options under SFAS 123(R), which the Company adopted on October 1, 2005. The Company believed these out-of-the money options were not providing the intended financial incentives to employees, and as such did not deem it appropriate to record compensation expense related to these options. Under SFAS 123, a modified award requires a new measurement of compensation cost as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified. Since there is no further service requirement for these stock options, the excess of the compensation cost for these options measured at the modification date, less amounts previously expensed on a pro-forma basis, resulted in an increase to pro-forma compensation expense of $2.9 million net of tax impact for the year ended September 30, 2005.

The acceleration of these options eliminated future compensation expense that the Company would otherwise recognize in its statement of operations with respect to these options upon the effectiveness of SFAS No. 123(R) (Share-Based Payment). The acceleration of stock option vesting requires a new measurement date. However, while the modification may allow the employees to vest in options that could have been forfeited pursuant to the options original terms (i.e., termination prior to vesting), no future compensation expense will result since the options were out-of-the-money at the new measurement date. The maximum future expense that was eliminated was approximately $4.6 million. This amount is properly reflected in the pro-forma footnote disclosure in our fiscal 2005 financial statements, as permitted under the transition guidance provided by the Financial Accounting Standards Board.

Effective October 1, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No.  123(R) (“FAS No. 123R”) Share-Based Payment, which requires companies to measure and recognize compensation expense for all share-based payments at fair value. The Company adopted this accounting treatment on the modified prospective basis. During the twelve months ended

September 30, 2006, the Company recognized approximately $2.4 million in expense related to stock-based compensation which is approximately $2.1 million more than the Company would have recognized as compensation expense following the guidance of APB No. 25. Beginning in the current fiscal year, compensation expense related to share-based awards is generally amortized over the vesting period with 10% recorded as patient care expense and 90% recorded in sales, general and administrative expense in the accompanying Consolidated Statement of Operations. As of September 30, 2006, there was $5.7 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under all Company plans. That cost is expected to be recognized over a weighted-average period of 3.8 years.

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, (“SFAS No. 142”) “Goodwill and Other Intangible Assets”, goodwill is no longer amortized, but instead is assessed for impairment at least annually. Other intangible assets with a finite useful life are amortized over their useful life.

Goodwill remaining on our balance sheet was $24.0 million as of September 30, 2006 and September 30, 2005. Prior to 2002, we were amortizing the goodwill from our acquisitions over 30 years. After implementation of SFAS No. 142 in 2002, we no longer amortize goodwill. We conduct a review in the fourth quarter of each fiscal year, or more often if events or circumstances arise that indicate the fair market value of such goodwill may have materially declined. Such events or circumstances could include a significant under-performance of our acquired business relative to historical or projected operating results, significant negative industry trends, and significant changes in regulations governing hospice reimbursements from Medicare and state Medicaid program.

To determine the fair value of our goodwill for our single reporting unit, we make estimates using our market capitalization for our reporting unit since it comprises the Company. In the event we determine that the value of our goodwill has become impaired, we are required to write down the value of the goodwill to its fair value on our balance sheet and to reflect the extent of the impairment as an expense on our statements of operations. We have determined that no impairment of goodwill existed as of September 30, 2006.

Capitalized Software Development Costs

We have capitalized certain internal costs related to the development of software used in our business. We capitalize all qualifying internal expenses incurred during the application development stage. Costs incurred during the preliminary project stage and post-implementation/operation stages are expensed as incurred. We amortize the capitalized software development costs related to particular software over a three-year period commencing when that software is substantially complete and ready for its intended use. Capitalized software development costs as of September 30, 2006 related to our billing software to date. We began amortizing the development costs related to our billing software in the fourth quarter of 2003. As of September 30, 2006 and September 30, 2005, our total capitalized software development costs, net of amortization, was approximately $1.6 million and $3.4 million, respectively.

Deferred Tax Assets

The Company is required to assess the recoverability of its deferred tax assets based on the “more likely than not” criteria prescribed under SFAS 109. In performing this assessment, management considers all positive evidence available for the recovery of the assets which includes the following sources in the order of their persuasiveness; i) future taxable temporary differences, ii) loss carryback availability, iii) tax planning strategies; and iv) expected future operating income. When a Company has incurred cumulative losses for a three year period, it would be rare to consider expected future operating income as sufficient evidence for not recording a valuation allowance. The operating loss for 2006 resulted in the Company moving from a cumulative profit position to a cumulative loss position for the most recent three year period ended September 30, 2006. As a result, the Company recorded a valuation allowance of $8.3 million during the quarter and year ended September 30, 2006 for all of its deferred tax assets, less the deferred tax liabilities expected to reverse and become taxable income. This resulted in the Company having a net deferred tax liability of $1.1 million relating primarily to its tax deductible goodwill that is being amortized over 15 years given that its reversal is indeterminate.

Current and Subsequent Events

On October 17, 2005, we were notified by the Centers for Medicare and Medicaid Services (“CMS”) that as a result of surveys conducted by the Indiana State Department of Health, the Medicare provider agreement for our Indianapolis hospice program was being terminated effective October 15, 2005. The termination also impacted our Terre Haute, Indiana program since the two programs shared a Medicare provider number. Since a hospice provider must be certified in the Medicare program to participate in the Indiana Medicaid program, on October 20, 2005, we were similarly notified that our Indianapolis and Terre Haute programs were terminated as Medicaid providers effective October 15, 2005. The terminations limited our reimbursement (for services provided to patients being served on the effective date of termination) and no reimbursement was available for any services to patients admitted into the affected programs after the date of termination. We took steps to allow the patients and families of the affected programs to remain under our care. Some patients transferred to another of our Indiana programs, some patients transferred to competitor programs, and we continued to serve some patients at the Indianapolis and Terre Haute programs without the expectation of reimbursement. We appealed the termination determination. With no admission of liability or fault on our part and no admission of error or fault by CMS, on July 5, 2006 a settlement was reached in order to avoid the unnecessary expense of litigation and arrive at a final resolution of the matter. Under the terms of the settlement, CMS agreed to modify the effective date of the termination to December 27, 2005 and we agreed to dismiss our appeal. As a result of the settlement, during the fourth quarter of fiscal year 2006 we billed and collected on $0.8 million in invoices related to reimbursable services provided to patients through January 26, 2006.

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

Our operating results throughout Indiana were impacted by the need to devote leadership and program team resources to implement and convert to a new documentation system that is intended to better meet the preferences of the Indiana State Department of Health. As a result of these costs and other costs associated with our recertification efforts, and our inability to admit new patients to our Terre Haute program between October 15, 2005 and March 7, 2006, our twelve months ended September 30, 2006 pre-tax earnings performance was negatively impacted by approximately $7.2 million compared to the twelve months ended September 30, 2005. The loss primarily consisted of $8.8 million for our estimated lost revenues due to our inability to maintain the programs at historical levels. This loss in revenue was partially offset by lower expenses of approximately $2.6 million, primarily due to lower payroll. In addition, we incurred approximately $1.0 million for legal, training, and travel costs related to the certification matters.

On October 6, 2006 the sale of VistaCare’s Cincinnati program to In Home Health, Inc. was finalized. The $1.2 million sale included the hospice license number, Medicare Provider number, select contracts, all personal property and all client lists. VistaCare intends to record the gain on the sale of Cincinnati in the first quarter of 2007 for approximately $1.1 million. No amounts were shown as assets held for sale in our financial statements for the year ended September 30, 2006 because the amounts involved were immaterial. Also, we do not believe this transaction will have a material impact on our future results of operations, financial position or cash flows.

Results of Operations

On August 18, 2004, VistaCare’s Board of Directors changed the Company’s fiscal year-end from December 31 to September 30. The financial results reported by the Company in this report relate to the twelve-month fiscal year ended September 30, 2006, the twelve-month fiscal year ended September 30, 2005, and the nine-month transitional period ended September 30, 2004. In order to compare the financial information for the twelve months ended September 30, 2005 in Management’s Discussion and Analysis of Financial Condition and Results of Operations to a like fiscal period, we prepared financial information for the twelve months ended September 30, 2004, which includes the nine-month transitional period ended September 30, 2004, and the three months ended December 31, 2003 as reported in the Company’s Form 10-Q for the three months ended December 31, 2003. The following table contains financial information for comparative twelve month periods.

	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	2006	2005	2004
	(In thousands)

Consolidated Statement of Operations Data:
Net patient revenue	$235,993	$225,432	$203,999
Operating expenses:
Patient care	152,879	147,211	132,369
Sales, general and administrative	84,198	77,237	68,579
Depreciation and amortization	4,948	4,604	3,858

Total operating expenses	242,025	229,052	204,806

Operating loss	(6,032)	(3,620)	(807)
Non-operating income (expense):
Interest income	1,460	1,212	459
Interest expense	(1)	—	(78)
Other expense	(454)	(661)	(61)

Net (loss) income before income taxes	(5,027)	(3,069)	(487)
Income tax expense (benefit)	6,624	(812)	(987)

Net (loss) income	$(11,651)	$(2,257)	$500

	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	2006	2005	2004
	(In thousands)

Cash Flow Data:
Net cash (used in) provided by operating activities	$(9,394)	$(22)	$20,607
Net cash provided by (used in) investing activities	$4,565	$(3,855)	$(6,137)
Net cash provided by financing activities	$450	$1,152	$2,845
Net (decrease) increase in cash	$(4,379)	$(2,725)	$17,315

The following table sets forth selected consolidated financial information as a percentage of net patient revenues for the periods indicated:

	Twelve Months Ended September 30,
	2006	2005	2004

Net patient revenue	100%	100%	100%
Operating expenses:
Patient care:
Salaries, benefits and payroll taxes	42.4%	41.9%	40.7%
Pharmaceuticals	5.0%	4.9%	5.4%
Durable medical equipment and supplies	4.8%	5.1%	5.3%
Other (including inpatient arrangements, nursing home costs, net, purchased services and travel)	12.5%	13.4%	13.4%

Total patient care	64.7%	65.3%	64.8%
Sales, general and administrative:
Salaries, benefits and payroll taxes	20.7%	20.5%	19.6%
Office leases	2.9%	2.7%	2.4%
Other (including severance, travel, marketing and charitable contributions)	12.1%	11.1%	11.7%

Total sales, general and administrative	35.7%	34.3%	33.7%
Depreciation and amortization	2.1%	2.0%	2.0%

Operating (loss) income	(2.5)%	(1.6)%	(0.5)%
Non-operating income	0.4%	0.2%	0.2%
Income tax expense (benefit)	2.8%	(0.4)%	(0.5)%

Net (loss) income	(4.9)%	(1.0)%	0.2%

Year Ended September 30, 2006, Compared to Year Ended September 30, 2005.

Net Patient Revenue

Net patient revenue increased $10.6 million, or 4.7%, to $236.0 million for the year ended September 30, 2006 from $225.4 million for the year ended September 30, 2005. Net patient revenue per day of care increased to approximately $124 per day for the year ended September 30, 2006 from approximately $115 per day for the year ended September 30, 2005. The overall increases in net patient revenue were due to:

•	the 3.7% Medicare reimbursement rate increase effective October 1, 2005;

•	lower revenue reductions for Medicare Cap accrual of $6.8 million for the year ended September 30, 2006, compared to $11.9 million for the year ended September 30, 2005;

•	lower revenue reductions for allowance for denials and contractual adjustments of $1.4 million for the year ended September 30, 2006, compared to $2.9 million for the year ended September 30, 2005; and

•	change in level of care mix — general in-patient level of care was 4.9% for the year ended September 30, 2006 and 3.7% for the year ended September 30, 2005, which resulted in a higher per day reimbursement rate.

The effect of the increases noted above was partially offset by decreases in patient service days, which decreased by 2.9% to 1,904,667 for the year ended September 30, 2006 from 1,962,098 for the year ended September 30, 2005.

The $6.8 million reduction to net patient revenue for Medicare Cap for the year ended September 30, 2006 includes the following estimated accruals or adjustments:

•	$5.7 million for patient service dates during the 2006 Medicare Cap year, including pro-ration for estimated services that these 2006 patients may receive from other non-VistaCare hospice programs;

•	$0.5 million for a 2006 change in estimate with respect to net patient revenue to increase estimated Medicare Cap accruals that were previously recorded at lower amounts than actual assessment letters received from our FI in 2006 for the 2005 Medicare regulatory year;

•	$0.2 million for the 2003 Medicare Cap year for revised assessments received in 2006;

•	$0.2 million for the 2004 Medicare Cap year for estimated revised assessments; and

•	$0.2 million for the 2005 Medicare Cap year for estimated revised assessments.

The following table summarizes our revenue reductions, as of September 30, 2006, by the year in which the estimated amounts were known for each program year in which we have experienced Medicare Cap reductions to net patient revenue (in millions):

	September 30,		September 30,		September 30,
Medicare Cap Reductions to Revenue and Assessments	2006		2005		2004

Estimated Medicare Cap recorded as a reduction of patient revenue	$6.8	(1)	$11.9		$14.8	(3)
Actual Medicare Cap assessment received	—		8.7	(2)	12.0

(1)	As of September 30, 2006, we have received our assessment letters pertaining to our fiscal year 2005. Medicare Cap accruals recorded include all of the detailed items above.

(2)	We have received and paid the assessment letters for our fiscal year 2005. The Centers for Medicare and Medicaid Services (“CMS”) issued a transmittal on August 26, 2005 indicating that “the hospice Cap amount for the Cap year ended October 31, 2004, was incorrectly computed.” Included in the $11.9 million of expense are charges of $2.7 million relating to 2004 and $1.1 million relating to 2003, which have not been assessed and are included in the Medicare Cap Accrual at September 30, 2006 relating to this matter.

(3)	Includes $1.6 million for assessment letters received in 2004 for the 2003 Medicare Cap year and represents the recorded Medicare Cap accruals for the nine-month transitional period ended September 30, 2004.

As further discussed in Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Report, our estimates assume factors controlled and determined by our fiscal intermediary and our estimates are affected by many other factors.

We recorded reductions to net patient revenue (excluding room and board charges which are recorded in “nursing home costs, net”) for estimated payment denials, contractual adjustments (such as differences in payments by commercial payors) and subsequent changes to initial level of care determinations (made retroactively by our staff after initial admission) of $1.4 million for the year ended September 30, 2006, $2.9 million for the year ended September 30, 2005, and $3.8 million for the nine-month transitional period ended September 30, 2004, respectively. As of September 30, 2006 and September 30, 2005, the allowance for denials on patient accounts receivable and room and board was $2.2 million and $3.1 million, respectively. The decrease in our allowances was primarily due to continued favorable trends in our collection rate. Any adjustments to net patient revenue for changes in estimates, based on historical trends, are made only in the current period.

Our average daily census (ADC) of patients decreased 2.9% to 5,218 for the year ended September 30, 2006 from 5,376 for the year ended September 30, 2005. This decrease was attributable to approximately 73,768 lost days in ADC related to the termination of our Indianapolis hospice program on October 15, 2005, which terminated our ability to admit patients and receive reimbursement for our Indianapolis and Terre Haute sites (refer to the Current and Subsequent Events Section above), causing a decrease in patient admissions to 17,006 patients in the year ended September 30, 2006, as compared to 17,574 patients in the year ended September 30, 2005. This was partially attributable to a decline in average length of stay to 110 days for the year ended September 30, 2006, from 113 days for the year ended September 30, 2005. At 110 days, our average length of stay is higher than the industry average and is due in part to our relatively high mix of non-cancer patients, by hospice industry standards, though in line with total cancer deaths in the U.S. We believe that non-cancer patients generally have a higher average length of stay than cancer patients.

Patient Care Expenses

Patient care expenses increased $5.7 million, or 3.9%, to $152.9 million for the year ended September 30, 2006 from $147.2 million for the year ended September 30, 2005. The increases in patient care expenses primarily related to the opening of one new program and three new in-patient units during the year ended September 30, 2006. As a percentage of net patient revenue, patient care expense decreased to 64.7% for the year ended September 30, 2006, from 65.3% for the year ended September 30, 2005. The improvement in patient care expenses as a percentage of revenue related to the 3.7% Medicare reimbursement increase effective October 1, 2005. Also, the reductions to net patient revenue related to allowances from denials and Medicare Cap accrual were $1.5 million and $5.1 million lower during the year ended September 30, 2006 when compared to the same reductions to net patient revenue for the year ended September 30, 2005. Additionally, we believe part of the increase is due to shorter median length of stays during the 2006 period than during the corresponding period in 2005 as patient care expenses tend to be higher at the beginning and end of a patient’s length of stay. The increase in patient care expenses for salaries, benefits, and payroll taxes of hospice care providers was $5.6 million for the year ended September 30, 2006, compared to the year ended September 30, 2005 primarily related to annual market and merit increases. Additionally, pharmaceuticals, durable medical equipment and other patient care expenses increased by $0.9 million for the year ended September 30, 2006, as compared to the year ended September 30, 2005. These increases were offset by a reduction in net room and board expenses of $0.8 million for the year ended September 30, 2006, as compared to the year ended September 30, 2005.

Sales, General and Administrative Expenses

Sales, general and administrative expenses (“SG&A”) increased $7.0 million, or 9.1%, to $84.2 million for the year ended September 30, 2006 from $77.2 million for the year ended September 30, 2005. As a percentage of net patient revenue, SG&A expenses increased to 35.7% for the year ended September 30, 2006 from 34.3% for the year ended September 30, 2005.

We recorded an increase in salaries, benefits and payroll taxes of $2.6 million for the year ended September 30, 2006 which was due primarily to additional stock-based compensation expense of $1.9 million related to the Company’s implementation of FAS 123R, additional expense of $0.5 million related to employee insurance and $0.1 million in additional worker’s compensation expense. The remaining increase in SG&A of $4.4 million for the year ended September 30, 2006 resulted primarily from higher rent expense, travel expense, severance costs, bonus expense, and legal expense.

Depreciation and Amortization

Depreciation and amortization expense increased $0.3 million, or 6.5%, to $4.9 million in the year ended September 30, 2006 from $4.6 million in the year ended September 30, 2005. The increase was primarily due to depreciation related to leasehold improvements on our five in-patient units, additional equipment purchases placed into service and the amortization of an intangible asset related to a covenant not to compete.

Non-Operating Income

Non-operating income for the year ended September 30, 2006 was $1.0 million, compared to non-operating income for the year ended September 30, 2005 of $0.5 million. The increase was due to higher interest income on available cash balances and reduced losses on disposal of fixed assets.

Income Tax

For the year ended September 30, 2006, we recorded $6.6 million of income tax expense as compared to $0.8 million of taxable benefit for the year ended September 30, 2005.

The Company is required to assess the recoverability of its deferred tax assets based on the “more likely than not” criteria prescribed under SFAS 109. In performing this assessment, management considers all positive evidence available for the recovery of the assets which includes the following sources in the order of their persuasiveness; i) future taxable temporary differences, ii) loss carryback availability, iii) tax planning strategies; and iv) expected future operating income. When a Company has incurred cumulative losses for a three year period, it would be rare to consider expected future operating income as sufficient evidence for not recording a valuation allowance. The operating loss for 2006 resulted in the Company moving from a cumulative profit position to a cumulative loss position for the most recent three year period ended September 30, 2006. As a result, the Company recorded a valuation allowance of $8.3 million during the quarter and year ended September 30, 2006 for all of its deferred tax assets, less the deferred tax liabilities expected to reverse and become taxable income. This resulted in the Company having a net deferred tax liability of $1.1 million relating primarily to its tax deductible goodwill that is being amortized over 15 years given that its reversal is indeterminate.

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

The $11.9 million reduction to net patient revenue for Medicare Cap for the year ended September 30, 2005 includes the following estimated accruals or adjustments:

•	$6.6 million for patient service dates during the 2005 Medicare Cap year, including pro-ration for estimated services that these 2005 patients may receive from other non-VistaCare hospice programs;

•	Approximately $1.6 million resulting from CMS’s lower than expected inflation adjustment in respect of the per beneficiary reimbursement or Medicare Cap amount for the 2005 Medicare Cap year as a result of CMS incorrectly computing the per beneficiary Medicare Cap amount used by all hospice providers for the 2004 Medicare Cap year. On August 26, 2005, CMS issued its transmittal 663, publishing the final Medicare Cap amount of $19,777.51 for the 2005 Medicare Cap year (i.e., the Medicare Cap year ended October 31, 2005) and indicated that the Cap amount for the 2004 Medicare Cap year (i.e., the Medicare Cap year ended October 31, 2004) was incorrectly computed;

•	$2.7 million for a 2005 change in estimate with respect to 2004 to reflect CMS’s August 26, 2005 transmittal indicating that “the hospice Cap amount for the Cap year ending October 31, 2004, was incorrectly computed”;

•	$1.1 million for a 2005 change in estimate with respect to 2003 based on our assumption that the hospice Cap amount for the Cap year ending October 31, 2003, was incorrectly computed in the same manner as the Cap year ending October 31, 2004;

•	$1.1 million for a 2005 change in estimate with respect to a re-assessment received from our Fiscal Intermediary (“FI”) in April 2005 for the 2002 Medicare Cap year. The FI had previously issued a zero assessment for 2002; and

•	($1.2) million for a 2005 change in estimate with respect to net patient revenue to reverse estimated Medicare Cap accruals that were greater than actual assessment letters received from our FI in 2005 for the 2004 Medicare regulatory year.

As further discussed in Note 1 to The Consolidated Financial Statements, our estimates assume factors controlled by our fiscal intermediary and our estimates are affected by many other factors.

We recorded reductions to net patient revenue (excluding room and board charges, which are recorded in “nursing home costs, net” for estimated payment denials, contractual adjustments (such as differences in payments by commercial payors) and subsequent changes to initial level of care determinations (made retroactively by our staff after initial admission) of $2.9 million for the year ended September 30, 2005 and $4.0 million for the twelve months ended September 30, 2004, respectively. As of September 30, 2005 and September 30, 2004, the allowance for denials on patient accounts receivable and room and board was $3.1 million and $5.9 million, respectively. The decrease in our allowances was primarily due to a change in our charge-off practices whereby we have accelerated the timing of the charge-off. Any adjustments to net patient revenue for changes in estimates, based on historical trends, are made only in the current period.

Our average daily census of patients increased 3.0% to 5,376 for the year ended September 30, 2005 from 5,218 for the twelve months ended September 30, 2004. This increase was attributable to 13 new programs and two acquisitions, causing an increase in patient admissions from 17,574 patients in the year ended September 30, 2005, as compared to 15,576 patients in the twelve months ended September 30, 2004. This was partially offset by a decline in the average length of stay to 113 days for the year ended September 30, 2005, from 115 days for the twelve-months ended September 30, 2004. At 113 days, our average length of stay is significantly higher than the industry average and is due in part to our relatively high mix of non-cancer patients, by hospice industry standards, though in line with total cancer deaths in the U.S. We believe that non-cancer patients generally have a higher average length of stay than cancer patients.

Patient Care Expenses

Patient care expenses increased $14.8 million, or 11.2%, to $147.2 million for the year ended September 30, 2005 from $132.4 million for the twelve months ended September 30, 2004. As a percentage of net patient revenue, patient care expense increased to 65.3% for the year ended September 30, 2005, from 64.8% for the twelve months ended September 30, 2004. We believe that increased investments in our new programs during 2005, will lead to improve future earnings growth. These investments, however, contributed to the increased patient care expenses in the initial months of the new programs. New programs initially operate at a lower census and consequently reflect higher patient care expenses. Additionally, we believe part of the increase is due to shorter median length of stays during 2005 periods than during the corresponding periods in 2004. The increase in patient care expenses for salaries, benefits, and payroll taxes of hospice care providers was $11.4 million for the year ended September 30, 2005, compared to the twelve months ended September 30, 2004. Additionally, pharmaceuticals, durable medical equipment and other patient care expenses increased by $3.4 million for the year ended September 30, 2005, as compared to the twelve months ending September 30, 2004. These increases were partially offset by a reduction in net room and board expenses of $0.5 million for the year ended September 30, 2005, as compared to the twelve months ended September 30, 2004.

Sales, General and Administrative Expenses

Sales, general and administrative expenses (SG&A) increased $8.6 million, or 12.5%, to $77.2 million for the year ended September 30, 2005 from $68.6 million for the twelve months ended September 30, 2004. As a percentage of net patient revenue, SG&A expenses slightly increased to 34.3% for the year ended September 30, 2005 from 33.7% for the twelve months ended September 30, 2004.

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

Depreciation and Amortization

Depreciation and amortization expense increased $0.7 million, or 17.9%, to $4.6 million in the year ended September 30, 2005 from $3.9 million in the twelve months ended September 30, 2004. The increase was primarily due to additional equipment purchases placed into service and the amortization of $2.2 million of capitalized software development expenses associated with our billing system.

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

Liquidity and Capital Resources

Overview of Liquidity

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

We raised net proceeds of $48.1 million from our initial public offering of common stock in December 2002. We used the net proceeds to repay debt of $11.0 million, with the balance invested in short-term investments. As of September 30, 2006, we had cash and cash equivalents and short-term investments of $40.7 million, working capital of approximately $43.5 million and the ability to borrow up to $50.0 million under our revolving credit and term loan facility based on borrowing base calculations, subject to lender approval and certain other restrictions as described in more detail below.

Year ended September 30, 2006 compared to year ended September 30, 2005

Net cash used in operating activities for the year ended September 30, 2006 was $9.4 million as compared to $22,000 in cash used in operating activities for the year ended September 30, 2005. The increase in cash used was primarily due to an increase in net loss; net loss for the year ended September 30, 2006 was $11.7 million and $2.3 million for the year ended September 30, 2005.

Net cash provided by investing activities was $4.6 million for the year ended September 30, 2006 as compared to net cash used in investing activities of $3.9 million for the year ended September 30, 2005. In the year ended September 30, 2006, sales of short term investments, net of short term investments purchased, provided approximately $2.5 million more in cash than similar transactions in the year ended September 30, 2005. Also, in the year ended September 30, 2005, approximately $4.9 million in cash was used to fund the acquisitions of the Prayer of Jabez Hospice and the Lovelace Sandia Hospice. No such acquisitions were completed in the year ended September 30, 2006.

Net cash provided by financing activities was $0.5 million and $1.2 million for the year ended September 30, 2006 and for the year ended September 30, 2005, respectively. Cash provided by financing activities principally resulted from the exercise of employee stock options and employee stock purchases.

Year ended September 30, 2005 compared to the twelve months ended September 30, 2004

Net cash used in operating activities for the year ended September 30, 2005 was $22,000, as compared to cash provided by operating activities of $20.6 million for the twelve months ended September 30, 2004. This decrease in cash provided was primarily due to an increase of $13.4 million related to the repayment of Medicare Cap assessments, of which approximately $6.4 million was paid through withholdings in account receivable reimbursements by Medicare and $7.0 million that we paid in cash.

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

The nine-month transitional period ended September 30, 2004

Net cash provided by operating activities for the nine-month transitional period ended September 30, 2004 was $17.4 million, despite a net loss of $4.2 million, due to an increase of $14.8 million in accrued Medicare Cap liability, an increase in our accounts payable and accrued expenses of $2.2 million and a decrease in our patient accounts receivable of $6.9 million.

Net cash used in investing activities was $4.3 million for the nine-month transitional period ended September 30, 2004. This was due primarily to the investment in internally developed software and capital expenditures.

Net cash provided by financing activities was $1.3 million for the nine-month transitional period ended September 30, 2004, which resulted from the exercise of employee stock options.

Factors Affecting Liquidity and Capital Resources

Debt

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

Under the revolving line of credit, we may borrow, repay and re-borrow an amount equal to the lesser of: (i) $30.0 million or (ii) 85.0% of the net value of eligible accounts receivable. Under the term loan, borrowings are based on allowable total indebtedness based on a multiplier of cash flow as defined in the loan agreement. The maturity date of the credit facility is December 22, 2009. No borrowings were made under the credit facility during the 2006 fiscal year and as of September 30, 2006, there was no balance outstanding on the revolving line of credit or on the term loan.

The credit facility contains certain customary covenants including those that restrict our ability to incur additional indebtedness, pay dividends under certain circumstances, permit liens on property or assets, make capital expenditures, make certain investments, and prepay or redeem debt or amend certain agreements relating to outstanding indebtedness. We would require a lender waiver and we would need to complete certain administrative procedures in order to borrow under the current terms of the credit facility.

Medicare Cap

Overall Medicare payments to our hospice providers are subject to the annual Medicare Cap. If we are found by Medicare to have exceeded the annual Medicare Cap, Medicare will require that we reimburse for payments made to us in excess of the annual Medicare Cap. We were required to make reimbursements for payments received in excess of the Medicare Cap either through cash payments or reductions of accounts receivables, of $15.0 million during the year ended September 30, 2006, $13.4 million during the year ended September 30, 2005, and $1.1 million during the nine-month transitional period ended September 30, 2004, $0.0 million during the fiscal year ended December 31, 2003, $1.1 million during the fiscal year ended December 31, 2002, $0.5 million during the fiscal year ended December 31, 2001, and $0.1 million during the fiscal year ended December 31, 2000 for exceeding the annual Medicare Cap. As of the date of this report, we had not yet been assessed for exceeding the Medicare Cap for the 2006 Medicare Cap. As of September 30, 2006 and September 30, 2005, respectively, our accrued expenses included $9.8 million and $18.1 million for Medicare Cap accrued liability.

Miscellaneous

During the year ended September 30, 2005 the Company underwent a New Mexico Gross Receipts tax audit relating to the taxable years ended 1998 to 2004. The New Mexico Taxation and Revenue Department assessed the Company approximately $0.5 million of tax and interest and we accrued the expense in fiscal 2005. We paid this amount during the year ended September 30, 2006.

For the year ended September 30, 2006, VistaCare has recorded a liability relating to the settlement of approximately $0.7 million of Medicaid related disputes. This amount will be paid in fiscal 2007.

Contractual Obligations

The following table summarizes our significant contractual obligations at September 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. The total excludes amounts already recorded on our balance sheet as current liabilities as of September 30, 2006 (in thousands):

	Payments Due by Period
		Within	1-3	3-5	After
Contractual Obligation	Total	1 Year	Years	Years	5 Years

Operating lease obligations	25,359	7,195	12,446	5,617	101

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

Off Balance Sheet Arrangements

None.

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

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 in fiscal 2007 to have a material impact on its results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of assessing what impact FIN 48 may have on its results of operations, financial position and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of the provisions of SFAS No. 157.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154 for the correction of an error in financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company will be required to adopt this interpretation for its fiscal year ending 2007.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements and notes to the consolidated financial statements. The financial statements were prepared in accordance with accounting principles generally accepted in the United States and include certain amounts based on management’s judgment and best estimates. Other financial information presented is consistent with the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of September 30, 2006.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears on page 59 of this Report and expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting.

VistaCare, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of VistaCare, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that VistaCare, Inc. maintained effective internal control over financial reporting as of September, 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). VistaCare’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that VistaCare, Inc. maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, VistaCare, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VistaCare, Inc. as of September 30, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2006 and 2005, and for the nine month period ended September 30, 2004 of VistaCare Inc. and our report dated December 11, 2006 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Phoenix, Arizona
December 11, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of VistaCare, Inc.

We have audited the accompanying consolidated balance sheets of VistaCare, Inc. as of September 30, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2006 and 2005, and for the nine month period ended September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VistaCare, Inc. at September 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 30, 2006 and 2005, and for the nine months ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of VistaCare, Inc.’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 11, 2006, expressed an unqualified opinion thereon.

As discussed in Note 1 to the consolidated financial statements, effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment.

/s/  Ernst & Young LLP

Phoenix, Arizona
December 11, 2006

VISTACARE, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2006	2005
	(In thousands, except
	share information)

ASSETS
Current assets:
Cash and cash equivalents	$21,583	$25,962
Short-term investments	19,148	27,413
Patient accounts receivable (net of allowance for denials of $1,502 and $1,594 at September 30, 2006 and 2005, respectively)	27,600	20,202
Patient accounts receivable — room & board (net of allowance for denials of $692 and $1,527 at September 30, 2006 and 2005, respectively)	9,662	9,149
Prepaid expenses and other current assets	4,653	3,811
Tax receivable	1,375	4,329
Deferred tax assets	—	8,501

Total current assets	84,021	99,367
Fixed assets, net	6,409	5,757
Goodwill	24,002	24,002
Other assets	5,360	7,310

Total assets	$119,792	$136,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,591	$1,445
Accrued expenses and other current liabilities	28,116	27,652
Accrued Medicare Cap	9,849	18,057

Total current liabilities	40,556	47,154
Deferred tax liability-non-current	1,144	2,420
Stockholders’ equity:
Class A Common Stock, $0.01 par value; authorized 33,000,000 shares; 16,610,500 and 16,391,529 shares issued and outstanding at September 30, 2006 and 2005, respectively	166	164
Additional paid-in capital	110,378	108,054
Deferred compensation	—	(555)
Accumulated deficit	(32,452)	(20,801)

Total stockholders’ equity	78,092	86,862

Total liabilities and stockholders’ equity	$119,792	$136,436

See accompanying notes to consolidated financial statements.

VISTACARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

			Nine Months
	Year Ended	Year Ended	Ended
	September 30,	September 30,	September 30,
	2006	2005	2004
	(In thousands, except per share information)

Net patient revenue	$235,993	$225,432	$150,436
Operating expenses:
Patient care	152,879	147,211	100,096
Sales, general and administrative	84,198	77,237	54,116
Depreciation	2,365	1,959	1,198
Amortization	2,583	2,645	1,807

Total operating expenses	242,025	229,052	157,217

Operating loss	(6,032)	(3,620)	(6,781)
Non-operating income (expense):
Interest income	1,460	1,212	364
Interest expense	(1)	—	(68)
Other expense	(454)	(661)	(48)

Total non-operating income, net	1,005	551	248

Net loss before income taxes	(5,027)	(3,069)	(6,533)
Income tax expense (benefit)	6,624	(812)	(2,301)

Net loss	$(11,651)	$(2,257)	$(4,232)

Net loss per share:
Basic net loss per share	$(0.71)	$(0.14)	$(0.26)

Diluted net loss per share	$(0.71)	$(0.14)	$(0.26)

Weighted average shares outstanding:
Basic	16,406	16,316	16,082

Diluted	16,406	16,316	16,082

See accompanying notes to consolidated financial statements.

VISTACARE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY

	Stockholders’ Equity
			Additional
	Common Stock		Paid-In	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total
	(In thousands)

Balance December 31, 2003	15,967	159	103,253	(1,024)	(14,312)	88,076
Exercise of stock options	242	3	1,367	—	—	1,370
Deferred compensation related to canceled stock options	—	—	(91)	91	—	—
Tax effect of stock option exercises	—	—	2,074	—	—	2,074
Amortization of deferred compensation	—	—	—	239	—	239
Restricted stock grant	—	—	481	(481)	—	—
Net loss	—	—	—	—	(4,232)	(4,232)

Balance September 30, 2004	16,209	162	107,084	(1,175)	(18,544)	87,527
Exercise of stock options	147	2	726	—		728
Restricted stock activity	15	—	—	—	—	—
Deferred compensation related to canceled stock options	—	—	(316)	316	—	—
Tax effect of stock option exercises	—	—	136	—	—	136
Amortization of deferred compensation	—	—	—	304	—	304
Employee stock purchase	21	—	424	—	—	424
Net loss	—	—	—	—	(2,257)	(2,257)

Balance September 30, 2005	16,392	$164	$108,054	$(555)	$(20,801)	$86,862

Exercise of stock options	40	—	195	—	—	195
Restricted stock activity	155	2	(2)	—	—	—
Share-based compensation	—	—	2,431	—	—	2,431
Accounting change reclassification	—	—	(555)	555	—	—
Employee stock purchase	23	—	255	—	—	255
Net loss	—	—	—	—	(11,651)	(11,651)

Balance September 30, 2006	16,610	$166	$110,378	$—	$(32,452)	$78,092

See accompanying notes to consolidated financial statements.

VISTACARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Nine Months
	Year Ended	Year Ended	Ended
	September 30,	September 30,	September 30,
	2006	2005	2004
	(In thousands)

Operating activities
Net loss	$(11,651)	$(2,257)	$(4,232)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	2,365	1,959	1,198
Amortization	2,583	2,645	1,807
Share-based compensation	2,431	304	239
Deferred income tax expense (benefit)	7,224	819	(4,810)
Loss on disposal of assets	270	480	—
Tax benefit of stock option exercises	—	136	2,074
Changes in operating assets and liabilities:
Patient accounts receivable, net	(7,911)	(9,416)	6,921
Prepaid expenses and other	1,898	(1,722)	(2,739)
Payment of Medicare Cap assessment	(14,996)	(7,045)	—
Increase in accrual for Medicare Cap	6,788	11,868	14,771
Accounts payable, accrued expenses and other liabilities	1,605	2,207	2,156

Net cash (used in) provided by operating activities	(9,394)	(22)	17,385
Investing activities
Short-term investments purchased	(12,291)	(23,740)	(141,282)
Short-term investments sold	20,540	29,492	140,982
Acquisition	—	(4,868)	—
Purchases of equipment	(3,174)	(2,769)	(2,055)
Internally developed software expenditures	(464)	(913)	(1,051)
Increase in other assets	(46)	(1,057)	(907)

Net cash provided by (used in) investing activities	4,565	(3,855)	(4,313)
Financing activities
Net payments on debt	—	—	(83)
Proceeds from issuance of common stock from exercise of stock options and employee stock purchases	450	1,152	1,370

Net cash provided by financing activities	450	1,152	1,287

Net (decrease) increase in cash	(4,379)	(2,725)	14,359
Cash and cash equivalents, beginning of period	25,962	28,687	14,328

Cash and cash equivalents, end of period	$21,583	$25,962	$28,687

Cash and short-term investments, end of period	$40,731	$53,375	$61,852

Supplemental cash flow data
Medicare Cap liability paid through receivables reductions	$—	$6,349	$1,102

See accompanying notes to consolidated financial statements.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Description of Business

VistaCare, Inc. (VistaCare, “Company” or “we” or similar pronoun), is a Delaware corporation providing medical care designed to address the physical, emotional, and spiritual needs of patients with a terminal illness and the support of their family members. Hospice services are provided predominately in the patient’s home or other residence of choice, such as a nursing home or assisted living community, or in a hospital or inpatient unit. Inpatient services are provided by VistaCare at its inpatient units and through leased beds at unrelated hospitals and skilled nursing facilities on a per diem basis. VistaCare provides services in Alabama, Arizona, Colorado, Georgia, Indiana, Massachusetts, New Mexico, Nevada, Ohio, Oklahoma, Pennsylvania, South Carolina, Texas and Utah.

1.	SIGNIFICANT ACCOUNTING POLICIES

Change in Year End

On August 18, 2004, VistaCare’s Board of Directors changed the Company’s fiscal year-end from December 31 to September 30. The results reported by the Company in this Report relate to the twelve-month fiscal years ended September 30, 2006 and September 30, 2005 and the nine-month transitional period ended September 30, 2004.

Basis of Presentation

The accompanying consolidated financial statements include accounts of VistaCare and its wholly owned subsidiaries: VistaCare USA, Inc., Vista Hospice Care, Inc., and FHI Health Services, Inc. (including its wholly owned subsidiaries). Intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation. This has no impact on previously reported results of operations or cash flow.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

VistaCare’s cash and cash equivalents, short-term investments and patient accounts receivable represent financial instruments as defined by Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. The carrying value of these financial instruments is a reasonable approximation of fair value.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with a maturity of the investments being for a period of three months or less when purchased. Cash equivalents are carried at cost, which approximates fair value.

Short-Term Investments

VistaCare accounts for investments under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Investments. VistaCare’s investments are classified as available-for-sale. VistaCare defines short-term investments as income yielding securities that can be converted into cash. Short-term investments include tax-exempt auction rate securities that have interest rate resets approximately every 30 days subject to the availability of orders, while the underlying securities are often long-term bonds up to and exceeding

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20 years, there has historically been an active and liquid market. Those investments are carried at fair value, which approximates cost. Interest income amounted to $1.5 million, $1.2 million and $0.4 million for the years ended September 30, 2006, and September 30, 2005, and for the nine-month transitional period ended September 30, 2004, respectively; and are included in interest income in the accompanying Consolidated Statements of Operations. The investments are comprised of tax-exempt auction rate securities (primarily municipal bonds) and have a rating of AAA or Aaa.

Patient Accounts Receivable

VistaCare receives payment for services provided to patients from third-party payors including federal and state governments under the Medicare and Medicaid programs and private insurance companies. Approximately 92% and 89% of VistaCare’s accounts receivable were from Medicare and Medicaid as of the year ended September 30, 2006 and the year ended September 30, 2005, respectively. VistaCare also receives reimbursements from state Medicaid programs for room and board services provided at contracted nursing homes (see “Nursing Home Costs” below).

Fixed Assets

Fixed assets consist of equipment, furniture, fixtures, construction in progress and leasehold improvements, which are recorded at cost. Equipment acquired with acquisitions is recorded at estimated fair value on the date of acquisition. Unfinished construction projects are capitalized in construction in progress, until completion, then the costs are moved to the appropriate fixed asset category and depreciated. Depreciation is calculated on the straight-line method over the estimated useful lives of depreciable assets, typically five years. Leasehold improvements are capitalized and amortized using the straight-line method over the lesser of the terms of the leases or the estimated useful lives of the assets. Repairs and maintenance are charged to operations in the period incurred.

Capitalized Software Development Expenses

We have capitalized certain internal costs related to the development of software used in our business. We capitalize all qualifying internal expenses incurred during the application development stage. Costs incurred during the preliminary project stage and post-implementation/operation stages are expensed as incurred. We amortize the capitalized software development costs related to particular software over a three-year period commencing when that software is substantially complete and ready for its intended use. Capitalized software development costs as of September 30, 2006 related to our billing software. We began amortizing the development costs related to our billing software in the fourth quarter of 2003. During 2005 we performed a review of elements of capitalized costs and recorded a loss on disposal of $0.2 million for portions no longer used. Beginning with October 1, 2006 we will no longer capitalize costs associated with our billing software since the nature of future cost incurred with respect to the billing system are expected to be more of a maintenance nature. Amortization of capitalized software totaled $2.1 million, $2.2 million and $1.3 million for the year ended September 30, 2006, the year ended September 30, 2005 and the nine-month transitional period ended September 30, 2004, respectively.

Acquisition

We purchased Lovelace Sandia Hospice in Albuquerque, New Mexico on September 18, 2005 for a total acquisition price of $4.6 million. With this acquisition, we assumed responsibility for all Lovelace Sandia Hospice operations in the Albuquerque area. As part of the acquisition, we entered into a five-year lease on the 11-bed inpatient unit at the Albuquerque Regional Medical Center. We will provide home-based and inpatient hospice care for all eligible patients in the region, which includes patients from Albuquerque Regional Medical Center, Lovelace Medical Center, West Mesa Medical Center, Lovelace Sandia Health System’s Women’s Hospital and Rehabilitation Hospital of New Mexico. For the Lovelace Sandia Hospice acquisition, approximately $3.2 million of the purchase price was allocated to goodwill and $1.4 million of the purchase price was allocated to covenant not to

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compete, which is an intangible asset that is being amortized over five years. The acquisition was an acquisition of an operating business and was structured as an asset purchase, therefore the intangible asset and goodwill are deductible over 15 years for income tax purposes.

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, (“SFAS No. 142”) “Goodwill and Other Intangible Assets”, goodwill is no longer amortized, but instead is assessed for impairment at least annually. Other intangible assets with a finite useful life are amortized over their useful life.

Goodwill remaining on our balance sheet was $24.0 million at September 30, 2006 and September 30, 2005. Prior to 2002, we were amortizing the goodwill from our acquisitions over 30 years. After implementation of SFAS No. 142 in 2002, we no longer amortize goodwill. We conduct a review in the fourth quarter of each fiscal year, or more often if events or circumstances arise that indicate the fair market value of such goodwill may have materially declined. Such events or circumstances could include a significant under-performance of the related reporting unit relative to historical or projected operating results, significant negative industry trends and significant changes in regulations governing hospice reimbursements from Medicare and state Medicaid program.

To determine the fair value of our goodwill for our single reporting unit, we make estimates using our market capitalization for our reporting unit since it comprises the Company. In the event we determine that the value of our goodwill has become impaired, we are required to write down the value of the goodwill to its fair value on our balance sheets and to reflect the extent of the impairment as an expense on our statements of operations. We have determined that no impairment of goodwill existed as of September 30, 2006.

Other intangible assets relate to $1.4 million of the purchase price of the Lovelace Sandia Hospice acquisition which was allocated to covenant not to compete. The unamortized balance of this intangible asset was $1.1 million and $1.4 million at September 30, 2006 and September 30, 2005, respectively. Total amortization expense related to this intangible asset was $280,000 and $35,000 for the year ended September 30, 2006 and year ended September 30, 2005, respectively. This intangible asset is being amortized over five years. The $1.1 million unamortized balance will be expensed over the next four fiscal years.

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

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Medicare Cap

We recorded reductions to net patient revenue for exceeding the annual Medicare Cap of $6.8 million for the year ended September 30, 2006, $11.9 million for the year ended September 30, 2005 and $14.8 million for the nine-month transitional period ended September 30, 2004.

The $6.8 million reduction to net patient revenue for Medicare Cap for the year ended September 30, 2006 includes the following estimated accruals or adjustments:

•	$5.7 million for patient service dates during the 2006 Medicare Cap year, including pro-ration for estimated services that these 2006 patients may receive from other non-VistaCare hospice programs;

•	$0.5 million for a 2006 change in estimate to increase estimated Medicare Cap accruals that were previously recorded at lower amounts than actual assessment letters received from our fiscal intermediary (“FI”) in 2006 for the 2005 Medicare regulatory year;

•	$0.2 million for the 2003 Medicare Cap year for revised assessments received in 2006;

•	$0.2 million for the 2004 Medicare Cap year for estimated revised assessments; and

•	$0.2 million for the 2005 Medicare Cap year for estimated revised assessments.

The following table summarizes our revenue reductions, as of September 30, 2006, by the year in which the estimated amounts were known for each program year in which we have experienced Medicare Cap reductions (in millions):

	September 30,		September 30,		September 30,
Medicare Cap Reductions to Revenue and Assessments	2006		2005		2004

Estimated Medicare Cap recorded as a reduction of patient revenue	$6.8	(1)	$11.9		$14.8	(3)
Actual Medicare Cap assessment received	—		8.7	(2)	12.0

(1)	As of September 30, 2006, we have received all of our assessment letters pertaining to our fiscal year 2005. Medicare Cap accruals recorded include all of the detailed items above.

(2)	We have received and paid the assessment letters for our fiscal year 2005. The Centers for Medicare and Medicaid Services (“CMS”) issued a transmittal on August 26, 2005 indicating that “the hospice Cap amount for the Cap year ended October 31, 2004, was incorrectly computed.” Included in the $11.9 million of expense are charges of $2.7 million relating to 2004 and $1.1 million relating to 2003, which have not been assessed and are included in the Medicare Cap accrual at September 30, 2006 relating to this matter.

(3)	Includes $1.6 million for assessment letters received in 2004 for the 2003 Medicare Cap year and represents the recorded Medicare Cap accruals for the nine-month transitional period ended September 30, 2004.

Denials and Contractual Adjustments

We adjust our estimates for payment denials from time to time based on our billing and collection experience, and payor mix. VistaCare estimates such adjustments to net patient revenue based on significant historical experience utilizing our centralized billing and collection department, which continually monitors the factors that could potentially result in a change in charge denial experience. We recorded reductions to net patient revenue for estimated payment denials, contractual adjustments (such as differences in payments by commercial payors) and subsequent changes to initial level of care determinations (made retroactively by VistaCare staff after initial admission) of $1.4 million for the year ended September 30, 2006, $2.9 million for the year ended September 30, 2005, and $3.8 million for the nine-month transitional period ended September 30, 2004. As of September 30, 2006 and September 30, 2005, the allowance for denials on patient accounts receivable and room & board was

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.2 million and $3.1 million, respectively. Any adjustments to net patient revenue for changes in estimates, based on historical trends, are made in the period in which the indicators of the need for the change occur.

Medicare and Medicaid reimbursements accounted for approximately 92% and 5% of our net patient revenue for the year ended September 30, 2006 and 93% and 4% of our net patient revenue for the year ended September 30, 2005 and the nine-month transitional period ended September 30, 2004, respectively. The balance of our net patient revenue in all periods was from private insurers and Managed Care. Whether Medicare or Medicaid continues to provide reimbursement for hospice care is dependent upon governmental policies.

Charity Care

VistaCare provides care at no cost to patients who are not eligible for insurance coverage and meet certain financial need criteria established by VistaCare. Charity care totaled approximately $2.7 million, $2.0 million and $1.5 million for the years ended September 30, 2006 and 2005, and for the nine-month transitional period ended September 30, 2004, respectively. Since VistaCare does not pursue collection of amounts determined to qualify as charity care, these amounts are not recorded in net patient revenue. Expenses VistaCare incurs in providing charity care are recorded as patient care expenses.

Expenses

We recognize expenses as incurred. Our primary expenses include patient care expenses, nursing home costs, sales, general and administrative expenses, advertising expenses, income taxes and insurance.

Patient Care Expenses

Patient care expenses consist primarily of salaries, benefits, payroll taxes and travel expenses associated with our hospice care providers. Patient care expenses also include the cost of pharmaceuticals, durable medical equipment, medical supplies, inpatient unit expenses, nursing home costs and purchased services such as ambulance, infusion and radiology. We incur inpatient unit expenses primarily through per diem charge arrangements with hospitals and skilled nursing facilities where we provide our services. We currently operate five inpatient units.

Nursing Home Costs

For patients receiving nursing home care under state Medicaid programs who elect hospice care in states other than Arizona, Oklahoma and Pennsylvania, who elect hospice care under Medicare or Medicaid, VistaCare contracts with nursing homes for the nursing homes’ provision of room and board services. In these states, the applicable Medicaid program must pay VistaCare, in addition to the applicable Medicare or Medicaid hospice daily or hourly rate, an amount equal to generally no more than 95% of the Medicaid daily nursing home rate for room and board services furnished to the patient by the nursing home. Under VistaCare’s standard nursing home contracts, VistaCare pays the nursing home for these room and board services at predetermined contract rates, between 95% and 100% of the full Medicaid allowable per diem nursing home rate. In Arizona, Oklahoma and Pennsylvania, the Medicaid program pays the nursing home directly for these expenses or has created a Medicaid managed care program that either reduces or eliminates this room and board payment. Effective July 1, 2005, South Carolina switched from paying the nursing home directly to paying VistaCare the daily nursing home rate for room and board services.

Nursing home expenses totaled approximately $48.8 million, $53.1 million and $34.3 million for the years ended September 30, 2006 and 2005, and for the nine-month transitional period ended September 30, 2004, respectively. Nursing home revenues totaled approximately $44.4 million, $47.9 million and $30.9 million for the years ended September 30, 2006 and 2005, and for the nine-month transitional period ended September 30, 2004, respectively. Revenues are less than the expenses due to provisions for estimated uncollectible amounts and

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

differences in nursing home contracted rates. We account for the difference between the amount we pay the nursing home and the amount we receive from Medicaid (net of estimated room and board reimbursement claim denials) as patient care expenses. We refer to this difference as “nursing home costs, net”. Our nursing home costs, net, were $4.4 million, $5.2 million and $3.4 million for the years ended September 30, 2006 and 2005, and for the nine-month transitional period ended September 30, 2004, respectively.

Sales, General and Administrative Expenses

Sales, general and administrative expenses primarily include salaries, payroll taxes, benefits and travel expenses associated with our staff not directly involved with patient care, bonuses for all employees, marketing, office leases and professional services, which are expensed as the services are rendered.

Advertising Expenses

VistaCare expenses all advertising expenses as incurred, which totaled approximately $3.3 million, $3.2 million and $2.8 million for the years ended September 30, 2006 and 2005, and for the nine-month transitional period ended September 30, 2004, respectively.

Insurance

We are covered by a general liability insurance policy on an occurrence basis with limits of $1.0 million per occurrence and $3.0 million in the aggregate. We are also covered by a healthcare professional liability insurance policy on a claims-made basis with limits of $1.0 million for each medical incident and $3.0 million in the aggregate. We maintain workers compensation coverage at the statutory limits and an employer’s liability policy with a $1.0 million limit, both with a $250,000 deductible per occurrence. We also maintain a policy insuring hired and non-owned automobiles with a $1.0 million limit of liability and a $1.0 million deductible. In addition, we maintain umbrella coverage with a limit of $10.0 million excess over the general, professional, hired and non-owned automobile and employer’s liability policies. We have not experienced any uninsured health care negligence losses.

We had retrospective workers compensation insurance policies for the policy periods beginning March 31, 2002 and 2003 and as of September 30, 2006, we have a deposit of $0.1 million with the insurance company for future losses associated with these periods. This amount is included in other assets on our balance sheet.

For the policy periods beginning March 31, 2004, 2005, and 2006, VistaCare has a high deductible plan that required VistaCare to fund $2.4 million, $1.5 million and $1.6 million to a depleting cash fund balance during 2004, 2005, and 2006, respectively. As of September 30, 2006, VistaCare has recorded, as other assets on our balance sheet, $1.0 million and $0.7 million related to the 2004 and 2006 policy periods associated with the depleting cash fund balances. We have recorded approximately $0.8 million in payment deficiencies related to the 2005 policy period in accrued expenses on our balance sheet as of September 30, 2006.

Stock-Based Compensation

Prior to October 1, 2005, the Company accounted for stock-based compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. Under APB Opinion No. 25, if the exercise price of VistaCare’s stock options equaled or exceeded the estimated fair value of the underlying stock on the dates of grant, no compensation expense was recognized. However, if the exercise prices of VistaCare’s stock options were less than the estimated fair value, on the date of grant, then compensation expense was recognized for the difference over the related vesting periods. Stock options granted at less than estimated fair value resulted in

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation expense of $0.3 million and $0.2 million for the year ended September 30, 2005 and for the nine-month transitional period ended September 30, 2004, respectively.

If compensation for options granted under VistaCare’s stock options plans prior to October 1, 2005 had been determined based on the deemed fair value at the grant date consistent with the method provided under SFAS 123, then VistaCare’s net loss would have been as indicated in the pro forma table below (in thousands, except per share related information) (See Note 7 for further discussion of VistaCare’s stock- based employee compensation).

		Nine Months
	Year Ended	Ended
	September 30,	September 30,
	2005	2004

Net loss:
As reported:	$(2,257)	$(4,232)
Deduct total stock-based compensation expense determined under fair value method for all awards, net of tax impact	(4,254)	(1,412)

Pro forma net loss	$(6,511)	$(5,644)

Basic net loss per share:
As reported	$(0.14)	$(0.26)
Pro forma	(0.40)	(0.35)
Diluted net loss per share:
As reported	$(0.14)	$(0.26)
Pro forma	(0.40)	(0.35)
Weighted average shares used in computation:
Basic	16,316	16,082
Diluted	16,316	16,082

There was a $4.8 million pre-tax increase in pro forma stock based compensation expense in the third quarter of fiscal 2005 related to the early vesting of out-of-the money employee stock options.

Effective October 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS No. 123(R)), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: (a) the “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted or modified after the effective date, and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; or (b) the “modified retrospective” method which includes the requirements of the modified prospective method described above, but permits companies to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all periods presented or prior interim periods of the year of adoption. Effective October 1, 2005, the Company adopted SFAS No. 123(R) using the modified prospective method. Other than certain options previously issued at an amount determined to be below fair value for financial accounting purposes, no share-based employee compensation cost has been reflected in net income prior to the adoption of SFAS No. 123(R). The Company recorded approximately $2.4 million in stock based compensation expense during the year ended September 30, 2006. The Company calculates the fair value of stock options using the Black-Scholes model. Results for prior periods have not been restated.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of shares outstanding during the period plus the effect of potentially dilutive securities, including outstanding warrants and employee stock options (using the treasury stock method). The effects of certain stock options are excluded from the determination of the weighted average common shares for diluted earnings per share in each of the periods presented as the effects were anitdilutive or the exercise price for the outstanding options exceeded the average market price for the Company’s common stock. Accordingly, for the years ended September 30, 2006 and 2005, and for the nine-month transitional period ended September 30, 2004, approximately 2.5 million, 2.6 million and 2.4 million shares, respectively, related to stock options are excluded from the computation of diluted earnings per share.

Income Taxes

VistaCare accounts for income taxes under the liability method as required by Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on temporary differences between financial statement and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which the related taxes are expected to be paid or recovered. VistaCare assesses the recoverability of deferred tax assets and provides a valuation reserve when it is no longer more likely than not that the assets will be recovered. As a result of the Company’s assessment of the recoverability of its deferred tax asset, the Company recorded a valuation allowance of $8.3 million during the quarter and year ended September 30, 2006.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 in fiscal 2007 to have a material impact on its results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of assessing what impact FIN 48 may have on its results of operations, financial position and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of the provisions of SFAS No. 157.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154 for the correction of an error in financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company will be required to adopt this interpretation for its fiscal year ending 2007.

2.	Fixed Assets

A summary of fixed assets follows (in thousands):

	September 30,	September 30,
	2006	2005

Equipment	$10,004	$9,249
Leasehold improvements	3,305	1,449
Furniture and fixtures	3,001	2,515
Construction in progress	—	278

Total fixed assets	16,310	13,491
Accumulated depreciation	(9,901)	(7,734)

Fixed assets, net	$6,409	$5,757

3.	Other Assets

A summary of other assets follows (in thousands):

	September 30,	September 30,
	2006	2005

Workers’ compensation, deposits	$1,746	$1,842
Internally developed software, net of allowance of $6,259 and $4,209 as of September 30, 2006 and September 30, 2005, respectively	1,563	3,380
Covenant-not-to-compete, net of amortization of $315 and $35 as of September 30, 2006 and September 30, 2005	1,085	1,365
Refundable deposits	408	415
Computer software, net of allowance of $2,263 and $2,035 as of September 30, 2006 and September 30, 2005, respectively	143	273
Employer owned life insurance	235	—
Other	180	35

Total other assets	$5,360	$7,310

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Accrued Expenses and Other Current Liabilities

A summary of accrued expenses and other current liabilities follows (in thousands):

	September 30,	September 30,
	2006	2005

Patient care expenses	$10,674	$13,186
Salaries and payroll taxes	5,723	4,888
Accrued administrative expenses	4,412	2,318
Accrued workers’ compensation	3,133	1,395
Accrued paid-time-off	2,080	2,115
Self-insured health expenses	1,749	3,011
Accrued taxes	345	739

Total accrued expenses and other current liabilities	$28,116	$27,652

5.	Income Taxes

The Company is required to assess the recoverability of its deferred tax assets based on the “more likely than not” criteria prescribed under SFAS 109. In performing this assessment, management considers all positive evidence available for the recovery of the assets which includes the following sources in the order of their persuasiveness; i) future taxable temporary differences, ii) loss carryback availability, iii) tax planning strategies; and iv) expected future operating income. When a Company has incurred cumulative losses for a three year period, it would be rare to consider expected future operating income as sufficient evidence for not recording a valuation allowance. The operating loss for 2006 resulted in the Company moving from a cumulative profit position to a cumulative loss position for the most recent three year period ended September 30, 2006. As a result, the Company recorded a valuation allowance of $8.3 million during the quarter and year ended September 30, 2006 for all of its deferred tax assets, less the deferred tax liabilities expected to reverse and become taxable income. This resulted in the Company having a net deferred tax liability of $1.1 million relating primarily to its tax deductible goodwill that is being amortized over 15 years given that its reversal is indeterminate.

The components of income tax (benefit) expense follows (in thousands):

			Nine Months
	Year Ended	Year Ended	Ended
	September 30,	September 30,	September 30,
	2006	2005	2004

Current taxes:
Federal	$(569)	$(2,268)	$2,207
State	(31)	647	302

Current income tax (benefit) expense	$(600)	$(1,621)	$2,509

Deferred taxes:
Federal	6,200	1,007	(4,070)
State	1,024	(198)	(740)

Deferred income tax expense (benefit)	7,224	809	(4,810)

Total income tax expense (benefit)	$6,624	$(812)	$(2,301)

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of income tax (benefit) expense computed at the federal statutory tax rate to income tax (benefit) expense recorded is as follows (in thousands):

	Year Ended		Year Ended		Nine Months Ended
	September 30, 2006		September 30, 2005		September 30, 2004
	Amount	Percent	Amount	Percent	Amount	Percent

Tax (benefit) expense at statutory rate	$(1,709)	34%	$(1,044)	34%	$(2,287)	(35)%
State taxes, net of federal benefit	(9)	0%	297	(9)%	(285)	(4)%
Change in valuation allowance	8,227	(164)%	—	0%	—	0%
Effect of permanent items	115	(2)%	(81)	3%	114	2%
Other	0	0%	16	(2)%	157	2%

Total income tax (benefit) expense	$6,624	(132)%	$(812)	26%	$(2,301)	(35)%

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of asset and liabilities for financial reporting purposes and the amounts used for income tax purposes at the enacted rate. A summary of deferred tax assets and liabilities follows (in thousands):

	September 30, 2006		September 30, 2005
	Current	Long-term	Current	Long-term

Deferred Tax Assets
Allowance for denials	$831	$—	$1,211	$—
Accrued expenses	1,013	—	515	—
Medicare Cap accrual	3,670	—	6,504	—
Workers’ compensation accrual	1,099	—	271	—
Other carryforwards and credits	—	123	—	—
Stock based compensation	—	981	—	325
Net operating loss	—	1,574	—	208
Valuation allowance	(6,613)	(1,677)	—	—

	—	1,001	8,501	533
Deferred Tax Liabilities
Tax deductible goodwill	—	(1,144)	—	(962)
Depreciation and amortization	—	(453)	—	(810)
Software development expenses	—	(548)	—	(1,181)

Net deferred tax (liabilities) asset	$—	$(1,144)	$8,501	$(2,420)

We are estimating a $5.6 million Federal taxable loss for the year ended September 30, 2006. The tax effect of the net operating loss carryback portion of this loss is classified as a current benefit and the anticipated refund is included in the taxes receivable account given that the Company has sufficient income in prior years to carry back that portion of the loss for a refund. As of September 30, 2006 the Company has additional net operating loss carryforwards for federal purposes of $3.0 million and state income tax purposes of approximately $10.6 million, which expire beginning in 2026 and 2011 respectively.

Cash payments for income taxes were approximately $0.4 million, $0.9 million and $4.2 million during the years ended September 30, 2006 and 2005 and for the nine-month transitional period ended September 30, 2004, respectively.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Long-Term Debt

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

Under the revolving line of credit, we may borrow, repay and re-borrow an amount equal to the lesser of: (i) $30.0 million or (ii) 85.0% of the net value of eligible accounts receivable. Under the term loan, borrowings are based on allowable total indebtedness based on a multiplier of cash flow as defined in the loan agreement. The maturity date of the credit facility is December 22, 2009. No borrowings were made under the credit facility during the fiscal year and as of September 30, 2006, there was no balance outstanding on the revolving line of credit or on the term loan.

The credit facility contains certain customary covenants including those that restrict our ability to incur additional indebtedness, pay dividends under certain circumstances, permit liens on property or assets, make capital expenditures, make certain investments, and prepay or redeem debt or amend certain agreements relating to outstanding indebtedness. We would require a lender waiver and we would need to complete certain administrative procedures in order to borrow under the current terms of the credit facility.

7.	Stock Based Compensation

Prior to October 1, 2005, the Company accounted for stock based compensation under the measurement and recognition provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation. Under APB Opinion No. 25, stock options granted to employees and directors at market required no recognition of compensation cost.

Effective October 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS No. 123(R)), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: (a) the “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted or modified after the effective date, and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; or (b) the “modified retrospective” method which includes the requirements of the modified prospective method described above, but permits companies to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all periods presented or prior interim periods of the year of adoption. Effective October 1, 2005, the Company adopted SFAS No. 123(R) using the modified prospective method. Other than certain options previously issued at an amount determined to be below fair value for financial accounting purposes, no share-based employee compensation cost has been reflected in net income prior to the adoption of SFAS No. 123(R). Results for prior periods have not been restated.

At September 30, 2006, the Company had two active share-based compensation plans. Stock option awards granted from these plans are granted at the fair market value (i.e., the closing price of the stock on the NASDAQ Global Market) on the date of grant, and vest over a period determined at the time the options are granted, ranging from immediate vesting to seven years graded vesting, and generally have a maximum term of ten years. Compensation expense related to share-based awards is generally amortized over the vesting period with 10% recorded as patient care expenses and 90% recorded in sales, general and administrative expenses in our

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statements of Operations. When options are exercised, new shares of the Company’s Class A common stock are issued under these share-based compensation plans. A total of 4.3 million shares are authorized for issuance under these plans.

1998 Stock Option Plan

In 1998, VistaCare established a qualified and nonqualified stock option plan (the 1998 Plan) whereby options to purchase shares of VistaCare’s common stock are granted at a price equal to the estimated fair value of the stock at the date of the grant as determined by the Board of Directors. A total of 4.0 million shares of common stock are reserved for issuance under the 1998 Plan. The options granted under the 1998 Plan typically vest over a three, five or seven-year period.

In accordance with Accounting Principles Board Opinion No. 25 and its related interpretations which the Company followed prior to October 1, 2005, certain options were deemed to be subject to compensation charges. VistaCare recorded deferred compensation in connection with the grant of stock options to employees for the year ended September 30, 2005, and for the nine-month transitional period ended September 30, 2004 as follows:

•	For options granted in November 2001, February 2002, May 2002, and August 2002, the fair value on the grant dates, as determined by VistaCare’s board of directors, was approximately $3.75, $3.75, $6.25 and $12.50, respectively. In connection with VistaCare’s IPO, VistaCare determined that the estimated deemed fair value of its common stock for accounting purposes to be $5.35, $7.75, $10.33 and $13.75 as of November 2001, February 2002, May 2002 and August 2002, respectively. The compensation charge for these options results from the differential between the exercise price and deemed fair market value at the time of grant;

•	In November 2002, 320,000 stock options were granted to VistaCare’s Chief Executive Officer with an exercise price of $12.50 per share. The shares subject to the option vest on September 30, 2012. However, if the average closing price of VistaCare’s common stock during specified periods exceeds specified thresholds (which increase over time), the vesting of the option will be accelerated with respect to a portion of the shares covered by the option. These options are subject to a variable accounting charge until all options vest and as a result of this determination, the Compensation Committee of VistaCare’s Board of Directors modified the vesting period so as to accelerate the vesting period to February 24, 2003; and

•	In August of 2004, VistaCare granted 30,000 shares of restricted stock to two executive officers at no cost, which would have caused the Company to recognize $0.5 million in compensation expense ratably over the four-year vesting period if those executive officers remained employed throughout the vesting period. Subsequently, both executive officers’ employment with VistaCare was terminated and the 30,000 shares of restricted stock awarded to them in August of 2004 were canceled. As a result of the awards being canceled, no additional compensation expense will be recorded related to these restricted shares.

These stock option grants resulted in deferred compensation expense of $0.3 million and $0.2 million for the year ended September 30, 2005 and for the nine-month transitional period ended September 30, 2004, respectively. The tax benefit realized related to this compensation expense was $0.1 million and $0.1 million for the year ended September 30, 2005 and the nine-month transitional period ended September 30, 2004, respectively.

On May 4, 2005, the Company’s Board of Directors approved accelerating the vesting of 613,624 out-of-the money stock options for executive officers and non executive officers to avoid recording compensation expense on these options under SFAS 123(R), which the Company adopted on October 1, 2005. The Company believed these out-of-the money options were not providing the intended financial incentives to employees, and as such did not deem it appropriate to record compensation expense related to these options. Under SFAS 123, a modified award requires a new measurement of compensation cost as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified. Since there is no further service requirement for these stock options, the excess of the compensation cost for these options measured at the

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

modification date, less amounts previously expensed on a pro-forma basis, resulted in an increase to pro-forma compensation expense of $2.9 million net of tax impact for the year ended September 30, 2005.

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

The acceleration of these options eliminated future compensation expense that the Company would otherwise recognize in its statement of operations with respect to these options upon the effectiveness of SFAS No. 123(R) (Share-Based Payment). The acceleration of stock option vesting requires a new measurement date. However, while the modification may allow the employees to vest in options that could have been forfeited pursuant to the options original terms (i.e., termination prior to vesting), no future compensation expense will result since the options were out-of-the-money at the new measurement date. The maximum future expense that was eliminated was approximately $4.6 million. This amount is properly reflected in the pro-forma footnote disclosure in our fiscal 2005 financial statements, as permitted under the transition guidance provided by the Financial Accounting Standards Board.

2002 Non-Employee Director Stock Option Plan

In 2002, VistaCare established a Non-Employee Director Stock Option Plan, or the director plan, which authorizes the grant of options to purchase up to 300,000 shares of common stock to non-employee directors. Under the director plan, each future non-employee director will be granted a stock option to purchase 20,000 shares of common stock on the date he or she is first elected to VistaCare’s board of directors. Since 2003, each non-employee director has been granted an option to purchase 10,000 shares of VistaCare common stock, provided that he or she attended at least 75% of the meetings of the board of directors in the preceding year or any board committee on which he or she served. The exercise price for all options granted under the director plan would be equal to the fair market value of the common stock on the date of grant. Each option granted under the director plan would be immediately exercisable in full. Each option will expire on the earlier of 10 years from the date of grant or on the first anniversary of the date on which the optionee ceases to be a director.

Share Based Compensation Assumptions and Values

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The Company historically has not paid any dividends and does not anticipate paying any dividends in the future. The expected stock price volatility is based on historical trading of the Company’s stock. The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected term of options

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is an average of the contractual terms and vesting periods, and historical data, respectively. The fair value of each stock option award was estimated with the following assumptions:

	Year Ended	Year Ended	Nine Months Ended
	September 30,	September 30,	September 30,
	2006	2005	2004

Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	48% to 51%	55%	38% to 52%
Weighted-average stock price volatility	50%	55%	45%
Risk-free interest rate range	3.9% to 5.2%	2.8% to 3.6%	3.0% to 6.0%
Expected term (in years)	7.5	5.0	5.0

A summary of stock option activity under all Company plans as of September 30, 2006, and changes during the year ended September 30, 2006 is presented below:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Shares Under Option	Exercise Price	Contractual Term	Intrinsic Value

Options outstanding at December 31, 2003	1,798,826	$9.36
Granted	983,086	27.12
Exercised	(242,100)	5.60
Canceled	(75,568)	18.32

Options outstanding at September 30, 2004	2,464,244	$12.09
Granted	715,200	16.81
Exercised	(146,370)	4.97
Canceled	(394,260)	18.93

Outstanding at September 30, 2005	2,638,814	$16.72
Granted	392,800	13.80
Exercised	(39,449)	4.95
Terminated/expired	(631,188)	19.91

Outstanding at September 30, 2006	2,360,977	$15.60	7.8	$3.5 million

A summary of fully vested stock options expected to vest, as of September 30, 2006 is as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding	2,248,325	$13.98	8.2	$3.5 million
Exercisable	1,811,345	$16.09	7.3	$3.3 million

The weighted-average grant-date fair value of options granted during the years ended September 30, 2006 and 2005 and for the nine-month transitional period ended September 30, 2004 was $7.93, $7.14 and $6.81, respectively. The total intrinsic value of options exercised during the years ended September 30, 2006 and 2005 and for the nine-month transitional period ended September 30, 2004 was $0.3 million, $1.7 million, and $0.8 million, respectively.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s restricted nonvested shares as of September 30, 2006, and changes during the year ended September 30, 2006, is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value

Nonvested at December 31, 2003	—	$—
Granted	30,000	16.00
Exercised	—	—
Canceled	—	—
Nonvested at September 30, 2004	30,000	$16.00

Granted	—	—
Exercised	—	—
Canceled	(15,000)	$16.00
Nonvested at September 30, 2005	15,000	$16.00
Granted	187,000	13.32
Vested	(3,600)	12.79
Forfeited	(31,800)	14.39

Nonvested at September 30, 2006	166,600	$13.37

Total compensation costs for share-based awards for the fiscal year ended September 30, 2006 totaled approximately $2.4 million. The tax benefit realized related to this compensation expense was $0.5 million, which was offset by a valuation allowance. As of September 30, 2006, there was $5.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under all Company plans. That cost is expected to be recognized over a weighted-average period of 3.8 years. The total fair value of shares vested during the years ended September 30, 2006 and 2005 and the nine-month transitional period ended September 30, 2004 was $2.4 million, $9.1 million and $0.7 million, respectively.

The adoption of SFAS No. 123(R) increased the Company’s loss before income tax expense by approximately $2.1 million and increased its net loss by approximately $1.7 million for the twelve months ended September 30, 2006. The basic and diluted net loss per share for the year ended September 30, 2006 would have been $0.60 if the Company had not adopted SFAS No. 123(R), compared to the reported basic and diluted net loss per share of $0.71. During the year ended September 30, 2006 the Company’s cash flow from operations and financing activities were not affected by the adoption of SFAS No. 123(R).

The adoption of SFAS No. 123(R) by the Company has caused management to revaluate our equity compensation program for employees and non-employee directors. Subsequent to the adoption of SFAS 123(R) the Company has begun to grant more restricted shares and less stock options due to managements belief that restricted shares provide a higher level of incentives to employees and non- employee directors than stock options.

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

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

VistaCare maintains a qualified plan under Section 401(k) of the Internal Revenue Code of 1986. Under the 401(k) plan, a participant may contribute a maximum of 70% of his or her pre-tax earnings through payroll deductions, up to the statutorily prescribed annual limit. The percentage elected by more highly compensated participants may be required to be lower. In addition, at the discretion of VistaCare’s Board of Directors, VistaCare may make discretionary matching and/or profit-sharing contributions into the 401(k) plans for eligible employees. For the years ended September 30, 2006 and 2005, and for the nine-month transitional period ended September 30, 2004, VistaCare made a discretionary matching contribution to the 401(k) plan of approximately $0.4 million, $0.4 million and $0.1 million, respectively.

9.	Minimum Lease Payments

VistaCare conducts a major part of its operations from leased facilities, which include five in-patient units and office space. The leases, which have varying terms, the latest of which expires in 2011, are classified as operating leases. Payments under operating leases are recognized as rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized for financial reporting purposes and the actual payments made in accordance with the lease agreements is recognized as a deferred rent liability. We also lease copier equipment. The copier leases have varying terms, the latest of which expires in 2010.

Total rent expense was $6.5 million, $5.7 million and $3.5 million for the years ended September 30, 2006 and 2005 and for the nine-month transitional period ended September 30, 2004, respectively.

Future minimum rental payments under non-cancelable leases with terms in excess of one year as of September 30, 2006, follows (in thousands):

2007	7,195
2008	6,582
2009	5,864
2010	4,339
2011	1,278
Thereafter	101

$25,359

10.	Related Party Transactions

During 2005, with the approval of the Board of Directors, the Company agreed to purchase the home of its chief operating officer who joined the Company during 2005. The Board of Directors approved the purchase of the home because they believed the chief operating officer would be able to focus more attention on his current responsibilities. The company resold the home in less than a month for approximately $40,000 less than the original purchase price for which the company recorded a loss on disposal of approximately $40,000. There were no other significant related party transactions.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Legal Proceedings

Between August and September 2004, approximately five complaints were filed individually and on behalf of all others similarly situated in the United States District Court for the District of Arizona against the Company and two of our officers alleging violations of the federal securities laws arising out of declines in the Company’s stock price in 2004. Specifically, the complaints alleged claims in connection with various statements and purported omissions to the public and to the securities markets relating to the Company’s August 2004 announcement of its decision to accrue an increased amount for the quarter ended June 30, 2004 for potential liability due to the Medicare Cap on reimbursement for hospice services. The five lawsuits were consolidated in April 2005. On June 16, 2006, the Company entered into a settlement agreement with the plaintiffs, agreeing to pay $4.6 million to settle this case, all of which is being paid by insurance. The Court granted final approval of the settlement on September 29, 2006, and the case has been dismissed with prejudice.

Between August and September 2004, two shareholders filed separate derivative lawsuits purportedly on behalf of the Company against several present and former officers and members of the Board of Directors of the Company in the United States District Court for the District of Arizona. The two derivative complaints, which have been consolidated, allege breaches of fiduciary duties, abuse of control, mismanagement, waste of corporate assets and unjust enrichment, as a result of the same activities alleged in the lawsuits discussed above. The derivative complaint seeks attorney fees and the payment of damages to the Company. On August 30, 2006, the Court granted the defendants’ motion to dismiss, and the case was dismissed with prejudice. The plaintiffs have filed a notice of appeal with the United States Ninth Circuit Court of Appeals. As of the date of this report, no briefing schedule has been established. If the plaintiffs pursue their appeal, the defendants will continue to vigorously oppose the appeal and defend the case.

We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving all of the matters discussed in this legal proceedings section, individually or in aggregate, will not have a material adverse impact on our financial position, results of operations or cash flows, the litigation and other claims that we face are subject to inherent uncertainties and management’s view of these matters may change in the future. Should an unfavorable final outcome occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the effect becomes reasonably estimable.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Earnings Per Share

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share information):

			Nine Months
	Year Ended	Year Ended	Ended
	September 30,	September 30,	September 30,
	2006	2005	2004

Numerator
Net loss	$(11,651)	$(2,257)	$(4,232)

Denominator
Denominator for basic net loss per share — weighted average shares	16,406	16,316	16,082
Effect of dilutive securities employee stock options	—	—	—

Denominator for diluted net loss per share — adjusted weighted average shares and assumed conversion	16,406	16,316	16,082

Net loss per share:
Basic net loss to stockholders	$(0.71)	$(0.14)	$(0.26)

Diluted net loss to stockholders	$(0.71)	$(0.14)	$(0.26)

The effects of certain stock options are excluded from the determination of the weighted average common shares for diluted earnings per share in each of the periods presented as the effects were antidilutive or the exercise price for the outstanding options exceeded the average market price for the Company’s common stock. Accordingly, for the years ended September 30, 2006 and 2005, and for the nine-month transitional period ended September 30, 2004, approximately 2.5 million, 2.6 million and 2.4 million shares, respectively, related to stock options are excluded from the computation of diluted earnings per share.

13.	Allowance for Denials

The allowance for denials for patient accounts receivable (including room and board charges) is as follows (in thousands):

			Nine Months
	Year Ended	Year Ended	Ended
	September 30,	September 30,	September 30,
	2006	2005	2004

Balance, beginning of year	$3,121	$5,885	$6,050
Provision for denials (reflected as a reduction to revenue)	3,370	6,215	6,241
Less write-offs, net of recoveries	(4,297)	(8,979)	(6,406)

Balance, end of year	$2,194	$3,121	$5,885

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Unaudited Quarterly Financial Information

The following table sets forth certain unaudited quarterly financial information for the years ended September 30, 2006 and 2005.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Fiscal year ended September 30, 2006
Net patient revenue	$59,673	$55,888	$59,914	$60,518	$235,993
Gross profit	23,752	18,571	21,699	19,092	83,114
Net income (loss)	1,467	(2,016)	(193)	(10,909)	(11,651)
Earnings (loss) per share
Basic	$0.09	$(0.12)	$(0.01)	$(0.66)	$(0.71)
Diluted	$0.09	$(0.12)	$(0.01)	$(0.66)	$(0.71)
Fiscal year ended September 30, 2005
Net patient revenue	$56,615	$57,456	$57,476	$53,885	$225,432
Gross profit	21,507	22,131	21,363	13,220	78,221
Net income (loss)	708	1,131	980	(5,076)	(2,257)
Earnings (loss) per share
Basic	$0.04	$0.07	$0.06	$(0.31)	$(0.14)
Diluted	$0.04	$0.07	$0.06	$(0.31)	$(0.14)

During the fourth quarter ended September 30, 2006 VistaCare had a change in estimate of approximately $2.1 million related to an increase in Medicare Cap accrual. The increase in the Medicare Cap accrual was due to unfavorable trends in fourth quarter admissions and more adverse than historical impact of prorations on second time admissions per the 2005 Cap assessment letters, which resulted in an increase in Medicare Cap expense for both the 2005 and 2006 Medicare Cap year. During the fourth quarter ended September 30, 2006, the Company assessed the recoverability of its deferred tax asset. As a result of that review, the Company was required to record a valuation allowance of $8.3 million during the quarter and year ended September 30, 2006 for all of its deferred tax assets, less the deferred tax liabilities expected to reverse and become taxable income.

During the fourth quarter ended September 30, 2005, the Company recorded charges for changes in estimate principally relating to an increase in Medicare Cap accrual of $5.3 million, of which, approximately, $1.1 million and $2.7 million related to an increase for the 2003 and 2004 Medicare Cap year due to an error in the calculation by Medicare of the per beneficiary rate (refer to Note 17 Contingent Liabilities). We also recorded a $1.1 million favorable adjustment for reduced allowance for denials accruals.

15.	Purchase Commitment

VistaCare determined that no purchase commitments existed as of September 30, 2006 that the Company had not accounted for.

16.	Regulatory

Medicare and Medicaid Regulation

Medicare payments for hospice services are subject to two additional limits or “Caps,” both of which are assessed on a provider-wide basis. Within our business, we have 37 separate provider numbers for Medicare Cap purposes, each of which include one or more of our 56 programs.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The first of these two Caps applies only to Medicare inpatient services. Specifically, if the number of inpatient care days of any hospice program provided to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provides to all patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine home care rate. None of VistaCare’s hospice programs exceeded the payment limits on inpatient services in the year ended September 30, 2006, year ended September 30, 2005 and nine-month transitional period ended September 30, 2004.

The second Cap is a limit on the total amount of Medicare payments that will be made to each of our programs operating under distinct provider numbers. This Medicare Cap amount is the aggregate limitation on reimbursement per beneficiary, and is revised annually to account for inflation. The Medicare Cap year for establishing the total amount paid to a provider begins on November 1 of each year and ends on October 31 of the following year. The Medicare Cap amount for any given year is usually announced by CMS during the month of August of that Medicare Cap year. As a result, a provider must estimate the Medicare Cap amount for approximately nine or ten months during the current Medicare Cap year based upon the prior year’s Medicare Cap amount and an anticipated inflation factor. For the Medicare year ended October 31, 2006, the Medicare Cap was $20,585.39 per beneficiary. Medicare and Medicaid currently provide for an annual adjustment of the various hospice payment rates based on the increase or decrease of the Medical Care Services category as published by the Consumer Price Index. These hospice rate increases have historically been less than actual inflation. Compliance with the Medicare Cap is not determined on the basis of an individual beneficiary’s experience, but is measured by calculating the total Medicare payments received under a given provider number with respect to services provided to all Medicare hospice care beneficiaries served within the provider number between each November 1 and October 31 of the following year (the “Medicare Cap year”). The result is then compared with the product of the Medicare Cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice provider during the relevant period (September 28 of each year and September 27 of the following year). There are further negative adjustments for the Medicare Cap calculation to the extent any of our first time beneficiaries are later admitted for hospice care to another provider and, there are also positive adjustments for beneficiaries with a previous hospice election who are admitted to one of our hospice providers. Those adjustments are pro-rated based on days of service. If actual Medicare reimbursements paid to the provider during the Medicare Cap year exceed the Medicare Cap amount calculated, Medicare requires that we repay the difference to Medicare.

On October 17, 2005, we were notified by the Centers for Medicare and Medicaid Services (“CMS”) that as a result of surveys conducted by the Indiana State Department of Health, the Medicare provider agreement for our Indianapolis hospice program was being terminated effective October 15, 2005. The termination also impacted our Terre Haute, Indiana program since the two programs shared a Medicare provider number. Since a hospice provider must be certified in the Medicare program to participate in the Indiana Medicaid program, on October 20, 2005, we were similarly notified that our Indianapolis and Terre Haute programs were terminated as Medicaid providers effective October 15, 2005. The terminations limited our reimbursement (for services provided to patients being served on the effective date of termination) and no reimbursement was available for any services to patients admitted into the affected programs after the date of termination. We took steps to allow the patients and families of the affected programs to remain under our care. Some patients transferred to another of our Indiana programs, some patients transferred to competitor programs, and we continued to serve some patients at the Indianapolis and Terre Haute programs without the expectation of reimbursement. We appealed the termination determination. With no admission of liability or fault on our part and no admission of error or fault by CMS, on July 5, 2006 a settlement was reached in order to avoid the unnecessary expense of litigation and arrive at a final resolution of the matter. Under the terms of the settlement, CMS agreed to modify the effective date of the termination to December 27, 2005 and we agreed to dismiss our appeal. As a result of the settlement, during the fourth quarter of fiscal year 2006 we billed and collected on $0.8 million in invoices related to reimbursable services provided to patients through January 26, 2006.

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

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Our operating results throughout Indiana were negatively impacted by the need to devote leadership and program team resources to implement and convert to a new documentation system that is intended to better meet the preferences of the Indiana State Department of Health. Our revenue was negatively impacted by our inability to admit new patients to our Terre Haute program between October 15, 2005 and March 7, 2006. The revenue loss was partially offset by lower expenses primarily due to lower payroll. In addition, we incurred additional expense for legal, training, and travel costs related to the certification matters.

17.	Contingent Liabilities

During the 12 months ended September 30, 2005 VistaCare recorded an increase to the Medicare Cap accrual of approximately $1.1 million and $2.7 million for the 2003 and 2004 Medicare Cap years. This increase in Medicare cap accrual (reduction to net patient revenue) was related to CMS publishing a statement that there was an error in their computation of the Medicare Cap per beneficiary limit for these years, which would lower the previously calculated per beneficiary limits. VistaCare management recorded the increases in the Medicare Cap liability related to these errors after receiving a transmittal from CMS dated August 26, 2005 notifying management of the error. The transmittal indicated that additional instructions related to the resolution of the error would be published in a separate transmittal. As of December 8, 2006 CMS has not published an update to the original transmittal, but due to the uncertainty surrounding the eventual resolution of this issue and the fact that CMS has the ability to restate the per beneficiary rate, management believes that as of September 30, 2006 it is necessary to maintain the accrual of $1.1 million and $2.7 million for the 2003 and 2004 Medicare Cap year.

For the year-ended September 30, 2006, VistaCare has recorded a liability relating to the settlement of approximately $0.7 million, of Medicaid related disputes.

18.	Subsequent Events

On October 6, 2006 the sale of VistaCare’s Cincinnati program to In Home Health, Inc. was finalized. The $1.2 million sale included the hospice license number, Medicare Provider number, select contracts, all personal property and all client lists. VistaCare intends to record the gain on the sale of Cincinnati in the first quarter of 2007 for approximately $1.1 million. No amounts were shown as assets held for sale in our financial statements for the year ended September 30, 2006 because the amounts involved were immaterial. Also, we do not believe this transaction will have a material impact on our future results of operations, financial position or cash flows.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or furnish under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

(b) Changes in Internal Controls.  No change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Some of the information required by this Part III will be included in the definitive proxy statement for our 2007 Annual Meeting of Stockholders, which for purposes of this report we refer to as our annual proxy statement. We plan to submit our annual proxy statement to the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report. That information is incorporated into this Part III by reference.

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

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

Information required by this item and our code of ethics is incorporated by reference from the discussion under the heading “Corporate Governance” in our proxy statement for our 2007 annual meeting of shareholders. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of our Code of Conduct by posting such information on our website, at www.vistacare.com.

Item 11.	Executive Compensation

Information required by this Item is incorporated by reference to our annual proxy statement under the Captions “Compensation of Non-Employee Directors” and “Executive Compensation”.

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

Item 14.	Principal Accounting Fees and Services

Information required by this Item is incorporated by reference to our annual proxy statement under the heading “Fees Paid to Ernst & Young LLP”.

PART IV

Item 15.	Exhibit and Financial Statement Schedules

(a) The following are filed as part of this report:

(1) Financial Statements

The following consolidated financial statements are included in Item 8:

•	Management’s Report on Internal Control Over Financial Reporting;

•	Reports of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets at September 30, 2006 and 2005;

•	Consolidated Statements of Operations for the years ended September 30, 2006 and 2005, and for the nine-month transitional period ended September 30, 2004;

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2006 and 2005, and for the nine-month transitional period ended September 30, 2004; and

•	Consolidated Statements of Cash Flows for the years ended September 30, 2006 and 2005,and for the nine-month transitional period ended September 30, 2004.

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

VistaCare, Inc.

By: /s/ Richard R. Slager
Richard R. Slager
President and Chief Executive Officer

Dated: December 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 14, 2006 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Richard R. Slager Richard R. Slager	President and Chief Executive Officer (principal executive officer), Chairman of the Board of Directors

/s/ HENRY L. HIRVELA Henry L. Hirvela	Chief Financial Officer (principal financial and accounting officer)

/s/ Pete A. Klisares Pete A. Klisares	Director

/s/ James C. Crews James C. Crews	Director

/s/ Perry G. Fine, MD Perry G. Fine, MD	Director

/s/ Jack A. Henry Jack A. Henry	Director

/s/ Geneva B. Johnson Geneva B. Johnson	Director

/s/ Jon Donnell Jon Donnell	Director

EXHIBIT INDEX

Exhibit
No.		Exhibit

3	.03*	Fourth Amended and Restated Certificate of Incorporation of VistaCare, Inc.
3.04		Amended and Restated By-Laws of VistaCare, Inc. (effective as of August 18, 2004). (Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated August 20, 2004 (and filed with the Commission on such date) and incorporated herein by reference.)
4	.01*	Specimen certificate for shares of VistaCare, Inc. common stock.
4.02		Rights Agreement, dated as of August 18, 2004, between VistaCare, Inc. and Equiserve Trust Company, N.A., as Rights Agent. (Filed as Exhibit 1 to the Registrant’s Form 8-A Registration Statement, dated August 20, 2004 (and filed with the Commission on such date), and incorporated herein by reference.)
4.03		First Amendment to Rights Agreement, dated as of March 16, 2005, between VistaCare, Inc. and Equiserve Trust Company, N.A., as Rights Agent. (Filed as Exhibit 1 to the Registrant’s Amendment No. 1 to Form 8-A Registration Statement, dated March 16, 2005 (and filed with the Commission on March 17, 2005), and incorporated herein by reference.)
10.01		1998 Stock Option Plan, as amended, restated and adopted by the Board of Directors on April 12, 2004 and subsequently approved by the stockholders at the 2004 annual meeting of stockholders. (Filed as Exhibit 10.01 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2005 and incorporated herein by reference.)
10	.02*	2002 Employee Stock Purchase Plan.
10	.03*	2002 Non-Employee Director Stock Option Plan, as amended and restated November 11, 2002.
10	.04*	Employee Bonus Plan.
10	.17*	Form of Indemnification Agreement between VistaCare, Inc. and its directors and officers.
10	.27*	Key Employee Sale Bonus Plan.
10	.28*+	Management Agreement dated as of October 9, 2002 by and between VistaCare, Inc. and Richard R. Slager.
10	.31*+	Management Agreement dated as of October 9, 2002 by and between VistaCare, Inc. and Stephen Lewis.
10	.37*+	Nonstatutory Stock Option Agreement dated November 20, 2002 by and between VistaCare, Inc. and Richard R. Slager.
10.38		Lease Agreement dated January 16, 2003 by and between Anchor-Forum Portales I, LLC and VistaCare, Inc. (Filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)
10.43		Second Amended and Restated Loan and Security Agreement, dated as of December 23, 2004, by and among VistaCare, Inc. and its subsidiaries and Healthcare Business Credit Corporation. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 29, 2004 (and filed with the Commission on such date) and incorporated herein by reference.)
10.44		Deferred Compensation Plan, as amended effective January 1, 2004. (Filed as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2005 and incorporated herein by reference.)
10.45		First Amendment to the VistaCare, Inc. 1998 Stock Option Plan, effective as of August 10, 2004. (Filed as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2005 and incorporated herein by reference.)
10	.46+	Amended and Restated Management Agreement, dated as of August 23, 2006, by and between VistaCare, Inc. and Richard R. Slager. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 18, 2006 (and filed with the Commission on such date) and incorporated herein by reference.)
10	.47+	Employment Offer Letter, dated March 22, 2006, by and between VistaCare, Inc. and Henry L. Hirvela. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 28, 2006 (and filed with the Commission on such date) and incorporated herein by reference.)

Exhibit
No.		Exhibit

10	.48+	Management Agreement, dated as of March 24, 2006, by and between VistaCare, Inc. and Henry L. Hirvela. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 28, 2006 (and filed with the Commission on such date) and incorporated herein by reference.)
10.49		Form of Restricted Stock Award Agreement. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 27, 2006 (and filed with the Commission on such date) and incorporated herein by reference.)
10	.50†+	Amendment to Management Agreement, dated as of June 29, 2006, by and between VistaCare, Inc. and Ronald F. Watson.
10	.51†+	Management Agreement, dated as of June 24, 2005, by and between VistaCare, Inc. and John Crisci
10	.52†+	Management Agreement, dated as of February 22, 2006, by and between VistaCare, Inc. and Todd R. Coté
10	.53†+	Management Agreement, dated as of August 29, 2006, by and between VistaCare, Inc. and Roseanne Berry
14.01		VistaCare, Inc. Code of Business Conduct and Ethics, as revised July 2005. (Filed as Exhibit 14.01 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2005 and incorporated herein by reference.)
21	.01*	Subsidiaries of the Registrant.
23	.01†	Consent of Independent Registered Public Accounting Firm.
31	.1†	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
31	.2†	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
32	.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32	.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-98033) dated August 13, 2002, or an amendment thereto, and incorporated herein by reference to the same exhibit number.

+	Management contracts and compensatory plan or arrangements required to be filed pursuant to Item 15(b) of Form 10-K.

†	Filed herewith.