Form 10-Q
period 2006-12-31
VISTACARE, INC.
filed 2007-02-09
CIK 787030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of February 6, 2007, there were outstanding 16,742,266 shares of the issuer’s Class A Common Stock, $0.01 par value per share.

VistaCare, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
VISTACARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	December 31,	September 30,
	2006	2006
	(unaudited)	(note 1)
ASSETS
Current assets:
Cash and cash equivalents	$18,295	$21,583
Short-term investments	20,354	19,148
Patient accounts receivable (net of allowance for denials of $1,664 and $1,502 at December 31, 2006 and September 30, 2006, respectively)	30,488	27,600
Patient accounts receivable — room & board (net of allowance for denials of $792 and $692 at December 31, 2006 and September 30, 2006, respectively)	8,488	9,662
Prepaid expenses and other current assets	5,584	4,653
Tax receivable	1,320	1,375

Total current assets	84,529	84,021
Fixed assets, net	5,992	6,409
Goodwill	24,002	24,002
Other assets	3,379	5,360

Total assets	$117,902	$119,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,499	$2,591
Accrued Medicare Cap	11,235	9,849
Accrued expenses and other current liabilities	24,886	28,116

Total current liabilities	37,620	40,556
Deferred tax liability-non-current	1,144	1,144
Stockholders’ equity:
Class A Common Stock, $0.01 par value; authorized 33,000,000 shares; 16,741,867 and 16,610,500 shares issued and outstanding at December 31, 2006 and September 30, 2006, respectively.	167	166
Additional paid-in capital	111,032	110,378
Accumulated deficit	(32,061)	(32,452)

Total stockholders’ equity	79,138	78,092

Total liabilities and stockholders’ equity	$117,902	$119,792

See accompanying notes to consolidated financial statements.

VISTACARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share information)

	Three Months Ended
	December 31,
	2006	2005
Net patient revenue	$60,983	$59,673
Operating expenses:
Patient care	40,108	35,921
Sales, general and administrative	20,922	20,197
Depreciation	600	614
Amortization	372	648
(Gain) on sale of hospice program assets	(1,105)	—

Total operating expenses	60,897	57,380
Operating income	86	2,293
Non-operating income:
Interest income	444	309
Other expense	(71)	(94)

Total non-operating income	373	215

Net income before income taxes	459	2,508
Income tax expense	68	1,041

Net income	$391	$1,467

Net income per share:
Basic net income per share	$0.02	$0.09

Diluted net income per share	$0.02	$0.09

Weighted average shares outstanding:
Basic	16,650	16,381

Diluted	17,012	16,738

See accompanying notes to consolidated financial statements.

VISTACARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	December 31,
	2006	2005
Operating activities
Net income	$391	$1,467
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	600	614
Amortization	372	648
Share-based compensation	533	454
Deferred income tax expense	—	970
Gain on sale of hospice program assets	(1,105)	—
Loss on disposal of assets	27	16
Changes in operating assets and liabilities:
Patient accounts receivable, net	(1,778)	(4,251)
Prepaid expenses and other	(617)	(1,035)
Payment of Medicare Cap assessments	—	(6,121)
Increase in accrual for Medicare Cap	1,385	1,225
Accounts payable and accrued expenses	(4,322)	(3,999)

Net cash used in operating activities	(4,514)	(10,012)
Investing activities
Short-term investments purchased	(9,236)	(1,801)
Short-term investments sold	8,030	1,641
Purchases of equipment	(322)	(1,977)
Proceeds from sale of hospice program assets	1,200	—
Decrease (increase) in other assets	1,432	(154)
Internally developed software expenditures	—	(112)

Net cash provided by (used) in investing activities	1,104	(2,403)
Financing activities
Proceeds from issuance of common stock (from exercise of stock options and employee stock purchase plan)	122	139

Net cash provided by financing activities	122	139

Net decrease in cash	(3,288)	(12,276)
Cash and cash equivalents, beginning of period	21,583	25,962

Cash and cash equivalents, end of period	$18,295	$13,686

Cash and short-term investments, end of period	$38,649	$41,259

See accompanying notes to consolidated financial statements.

VistaCare, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
December 31, 2006
Description of Business
     VistaCare, Inc. (VistaCare, Company or “we” or similar pronoun), is a Delaware corporation providing medical care designed to address the physical, emotional, and spiritual needs of patients with a terminal illness and the support of their family members. Hospice services are provided predominately in the patient’s home or other residence of choice, such as a nursing home or assisted living facility, or in a hospital or inpatient unit. VistaCare provides inpatient services at its inpatient units and through leased beds at unrelated hospitals and skilled nursing facilities on a per diem basis. VistaCare provides services in Alabama, Arizona, Colorado, Georgia, Indiana, Massachusetts, New Mexico, Nevada, Ohio, Oklahoma, Pennsylvania, South Carolina, Texas and Utah.
     The accompanying interim consolidated financial statements of VistaCare have been prepared in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (“fiscal 2006”).
1. Basis of Presentation
     The accompanying unaudited consolidated financial statements include accounts of VistaCare and its wholly owned subsidiaries: VistaCare USA, Inc., Vista Hospice Care, Inc., and FHI Health Systems, Inc. (including its wholly-owned subsidiaries). Intercompany transactions and balances have been eliminated in consolidation.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007.
     The balance sheet at September 30, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in VistaCare, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2006.
2. Share-Based Compensation
     The Company accounts for share-based compensation transactions according to the provisions of Statement of Financial Accounting Standards (“SFAS”) Statement No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. At December 31, 2006, the Company had two active stock option plans, an employee plan and a non-employee director plan. Employee stock option awards are granted at prices equal to the market value of the stock on the date of grant, and vest over a period determined at the time the options are granted, ranging from three to seven years, and generally have a maximum term of ten years. Non-employee director stock option awards are granted at prices equal to the market value of the stock on the date of grant. Market value under both plans means the closing price on the date of the grant as reported by the Nasdaq Stock Market. Each option granted under the director’s stock plan is immediately exercisable in full and generally has a maximum term of ten years. When options are exercised, new shares of the Company’s Class A common stock are issued.
     The fair value of each option granted is amortized into compensation expense on a straight-line basis between the grant date of the award and each vesting date with 10% recorded as patient care expenses and 90% recorded in selling, general & administrative expenses in the accompanying Consolidated Statements of Operations.

VistaCare, Inc.
Notes to Consolidated Financial Statements — continued
     The Company estimates the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes option pricing model. The application of this valuation model involves estimates and management judgement that impacts the calculation of compensation expense related to the stock option awards. The key assumptions used in determining the fair value of options granted during the three months ended December 31, 2006 and 2005 are as follows:

	Three Months Ended	Three Months Ended
	December 31, 2006	December 31, 2005
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	48%	51%
Risk-free interest rate	4.44%	3.94%
Expected term (in years)	7.5	7.5
     The Company historically has not paid dividends and does not anticipate paying any dividends in the future. The expected stock price volatility is based on historical trading of the Company’s stock. The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected term of options is an average of the contractual terms and vesting periods, and historical data, respectively.
     A summary of stock options within the Company’s share-based compensation plans and changes for the three months ended December 31, 2006 is as follows:

		Weighted
	Number of	Average
	Shares Under	Exercise
	Option	Price
Outstanding at September 30, 2006	2,360,977	$15.60
Granted	20,000	12.23
Exercised	(21,200)	6.25
Terminated/expired	(210,680)	20.89

Outstanding at December 31, 2006	2,149,097	$15.12

     A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the three months ended December 31, 2006 is as follows:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at September 30, 2006	166,600	$13.37
Granted	108,000	11.02
Vested	(16,600)	12.99
Forfeited	—	—

Nonvested at December 31, 2006	258,000	$12.41

     Total compensation costs for share-based awards for the three months ended December 31, 2006 and 2005 totaled approximately $0.5 million and $0.5 million, respectively. As of December 31, 2006, there was $6.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under all Company plans. That cost is expected to be recognized over a weighted-average period of 3.8 years.
     SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows in the Consolidated Statements of Cash Flow. During the three months ended December 31, 2006 and 2005, the Company had no excess tax benefit related to stock option exercises.

VistaCare, Inc.
Notes to Consolidated Financial Statements — continued
3. Accrued Expenses and Other Current Liabilities
     A summary of accrued expenses and other current liabilities follows (in thousands):

	December 31,	September 30,
	2006	2006
Patient care expenses	$10,995	$10,674
Accrued administrative expenses and other current liabilities	3,908	4,412
Salaries and payroll taxes	3,371	5,723
Accrued workers’ compensation	2,337	3,133
Accrued paid time-off	2,083	2,080
Self-insured health expenses	1,813	1,749
Accrued taxes	379	345

Total accrued expenses and other current liabilities	$24,886	$28,116

4. Dilutive Securities
     Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period plus the effect of potentially dilutive securities, including outstanding warrants and employee stock options (using the treasury stock method). The effect of potentially dilutive securities amounting to approximately 1.6 million shares were not included in the diluted earnings per share calculation for the three months ended December 31, 2006 because inclusion of the securities would be anti-dilutive.
     The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended
	December 31,
	2006	2005
Numerator
Net income	$391	$1,467

Denominator
Denominator for basic net income per share — weighted average shares	16,650	16,381
Effect of dilutive securities:
Stock options	362	357

Denominator for diluted net income per share — adjusted weighted average shares and assumed conversion	17,012	16,738

Net income per share:
Basic net income to stockholders	$0.02	$0.09
Diluted net income to stockholders	$0.02	$0.09
5. Sale of Program Assets
     During the three months ended December 31, 2006, the Company completed the sale of certain operating assets of its hospice program in the Cincinnati, Ohio market. Operating liabilities and accounts receivable were retained as of the sale date. The sale included the Medicare provider number and current patient census. The Company received $1.2 million in cash and recorded a gain of approximately $1.1 million from the sale, which is shown on the accompanying Consolidated Statement of Operations as a component of operating income. The Company does not expect the sale to have a material impact on its future results of operations, financial position or cash flows.
6. Litigation
     Between August and September 2004, two shareholders filed separate derivative lawsuits purportedly on behalf of the Company against several present and former officers and members of the Board of Directors of the Company in the United States District Court

VistaCare, Inc.
Notes to Consolidated Financial Statements — continued
for the District of Arizona. The two derivative complaints, which have been consolidated, alleged breaches of fiduciary duties, abuse of control, mismanagement, waste of corporate assets and unjust enrichment. Specifically, the complaint alleged claims in connection with various statements and purported omissions to the public and to the securities markets relating to the Company’s August 2004 announcement of its decision to accrue an increased amount for the quarter ended June 30, 2004 for potential liability due to the Medicare Cap on reimbursement for hospice services. The derivative complaint sought attorney fees and the payment of damages to the Company. On August 30, 2006, the Court granted the defendants’ motion to dismiss, and the case was dismissed with prejudice. The plaintiffs filed a notice of appeal with the United States Ninth Circuit Court of Appeals. During December 2006, the Company entered into a settlement agreement with the plaintiffs, agreeing to pay $35,000 to settle this case, all of which will be paid by insurance.
     The Company is subject to a variety of claims and suits that arise from time to time in the ordinary course of its business. While management currently believes that resolving all of these matters, individually or in aggregate, will not have a material adverse impact on the Company’s financial position or its results of operations, the litigation and other claims that the Company faces are subject to inherent uncertainties and management’s view of these matters may change in the future. Should an unfavorable final outcome occur, there exists the possibility of a materially adverse impact on the Company’s financial position, results of operations and cash flows for the period in which the effect becomes probable and reasonably estimable.
7. Subsequent Events
     During the second quarter of fiscal 2007, as part of the Company’s financial performance review process, the hospice program in Bloomington, Indiana was closed and the Company announced its intent to close the inpatient unit in Evansville, Indiana. In addition, planned reductions in force at the home office are being implemented. Management expects total restructuring charges during the second quarter for these events to be between $0.9 million and $1.2 million, of which approximately $0.3 million to $0.4 million relate to severance costs from reductions in force at the home office.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     We currently operate 55 hospice programs (“programs”) under 36 Medicare provider numbers including five inpatient units, serving approximately 5,200 patients in 14 states. Hospice services are provided predominately in the patient’s home or other residence of choice, such as a nursing home or assisted living community, or in a hospital or inpatient unit. Inpatient services are provided by us at our inpatient units and through leased beds at unrelated hospitals and skilled nursing facilities on a per diem basis.
     We believe the hospice care industry is poised for substantial growth over the next several years for various reasons. The number of patients receiving hospice care has increased from approximately 0.3 million in 1992 to approximately 1.2 million in 2005 (Source: NHPCO Facts and Figures —2005 Findings). A significant percentage of commercial insurers now provide coverage for hospice care services. In 2005, 81% of patients receiving hospice care were over the age of 65 at the time of admission. Data from the United States Census Bureau indicates that this segment of the American population is expected to grow at a rate three times greater than the rate of the general population between 2002 and 2022. According to the United States Census Bureau, the number of Americans over the age of 65 will increase from 35.0 million in 2000 to 71.5 million in 2030.
     During fiscal year 2007, we are planning to develop three to four new inpatient units. In determining where to expand, we focus on key markets around the country that we have identified as having the characteristics to produce revenue growth and profits that are above the industry norms. These characteristics include, but are not limited to, critical mass, favorable demographics, low hospice utilization, and little or no potential for Medicare Cap exposure. As of the date of this report, we have not selected all of the markets in which we will develop new inpatient units.
     Due to our unprofitable performance in the last three fiscal periods, management’s current focus is on returning to profitability. Management is reviewing the financial performance of all hospice programs, inpatient units and sales, general and administrative (“SG&A”) departments. We have targeted a decrease in expense during fiscal 2007 when compared to fiscal 2006, primarily related to reductions in SG&A expenses. All programs and inpatient units are being evaluated against established benchmarks and those programs or inpatient units that fail to improve performance are being evaluated for consolidation into other VistaCare programs, sale or closure. As a result of this financial performance review, we will be required to expense restructuring charges during fiscal 2007. Management is still finalizing its review but expects total restructuring charges during the second quarter for these events to be between $0.9 million and $1.2 million, of which approximately $0.3 million to $0.4 million relate to severance costs from reductions in force at the home office. Management believes that these restructuring charges will be offset during fiscal 2007 by the elimination of operating losses at unprofitable hospice programs and reduced home office expense due to the reductions in force. We expect the majority of the restructuring charges to occur during the second quarter of fiscal 2007.
     We prepare operating statements for each program, inpatient unit and SG&A department for each fiscal period. Management reviews these operating statements to improve the profitability of our operating units and control the cost of our support functions. In order to assess our performance, management monitors the following, as well as other financial and operating statistics at the entity level and down to the individual operating unit when applicable:
•	Increases or decreases in total net patient revenue compared to the same period(s) in the prior fiscal year;

•	Increases or decreases in net patient revenue compared to the same period(s) in the prior fiscal year at “comparable” programs – that is programs that have been open 12 months or longer;

•	Expenses, particularly payroll, as a percent of net patient revenue;

•	Income prior to interest, taxes, depreciation and amortization;

•	Medicare Cap liability;

•	Payment denials;

•	Average daily census;

•	Patient days; and

•	Admissions.
     Net patient revenue is primarily the amount we are entitled to collect for our services, which is determined by the number of billable patient days, the level of care provided, the contracted reimbursement rate by payor which can vary by geographic area, adjusted for estimated Medicare Cap and estimated payment denials. Medicare reimbursements accounted for approximately 93% of our net patient revenue during the three months ended December 31, 2006. We actively monitor each of our programs to determine when the programs have the potential to exceed the annual Medicare Cap and attempt to institute corrective actions to avoid a

Medicare Cap charge. However, when we believe our corrective actions will not avoid a Medicare Cap charge, an estimate of the amount that could be repaid to Medicare is booked as a reduction to net patient revenue.
     Since payment for hospice services is primarily on a per diem basis, our profitability is largely dependent on our ability to manage the expenses of providing hospice services. Expenses are primarily categorized as patient care expenses or sales, general and administrative expenses. Patient care expenses consist primarily of salaries, benefits, payroll taxes, contract labor and mileage costs associated with patient care and direct patient care expenses for pharmaceuticals, durable medical equipment, medical supplies, in-patient facilities, nursing home costs and purchased services such as ambulance, infusion and radiology. SG&A expenses primarily include salaries, payroll taxes, benefits and travel expenses associated with our staff not directly involved with patient care, bonuses for all employees, marketing, office leases, professional services and use taxes. Expenses are controlled through a budgeting process by which managers are expected to meet the established benchmarks. Approved budgets may be adjusted as changes in net patient revenue or other circumstances warrant.
Definition of Terms
As used in the following report, the terms listed below have the meanings as indicated.
Admissions: New admissions including re-admissions.
Average daily census (“ADC”): Total patient days for all patients divided by the number of days during the period.
Average length of stay: Total days of care for patients discharged during the period divided by the total patients discharged.
Discharges: Total patients deceased or discharged from service.
Ending census: All patients served on last day of period.
Inpatient days: Total patient days in an acute care facility (hospital based or company owned) at general inpatient level of care.
Inpatient unit: Patient care provided in a hospital or other facility when pain and other symptoms cannot be managed effectively in a home setting. In the inpatient units we operate, we care for our own patients and a limited number of other hospice providers’ patients. In some of our programs we contract with other inpatient units to provide care for our patients.
Median length of stay: The midpoint of the patient’s total days of service that were discharged during the period.
Medicare Cap: The limitation on overall aggregate payments made to a hospice for services provided to Medicare beneficiaries during a Cap period that begins November 1 and ends October 31 each year, assessed on an individual provider number basis.
Medicare Cap calculation: A calculation made by our Medicare fiscal intermediary pursuant to applicable Medicare regulations to determine whether a hospice provider received any payment in excess of the Medicare Cap. The total Medicare payments received under a given provider number for services provided to all Medicare hospice care beneficiaries served within the provider number between each November 1 and October 31 is determined (“Total Payments”). The number of Medicare beneficiaries admitted (adjusted for the portion of time served by another provider “pro-ration”) at each hospice provider between September 28 of each year and September 27 of the following year is determined (“Beneficiaries”). The number of Beneficiaries is multiplied by the per beneficiary Cap amount for the applicable Cap period (“Cap Amount”). If the Total Payments are greater than the Cap Amount, the provider must refund the difference.
Patient day: A day we provide service to a patient.
Program: A separate hospice location operated under the same management as other company hospices.
Provider number: Unique identifiers assigned by Medicare and Medicaid to their providers. Multiple locations can share the same Medicare provider number.

VISTACARE, INC.
HIGHLIGHTS

	Three Months Ended	Three Months Ended	Twelve Months Ended
	December 31, 2006	December 31, 2005	September 30, 2006
Patient Statistics:
Average Daily Census (ADC)	5,184	5,313	5,218
Ending census on last day of period	5,154	5,130	5,256
Patient days	476,971	488,784	1,904,667
In-patient days (general in-patient)	5,936	5,016	21,753
Admissions	4,043	4,129	17,006
Diagnosis mix of admitted patients:
Cancer	33%	33%	32%
Alzheimers/Dementia	13%	13%	12%
Heart disease	17%	18%	19%
Respiratory	8%	9%	9%
Failure to thrive/Rapid decline	22%	19%	21%
All other	7%	8%	7%
Discharges	4,133	4,477	17,233
Average length of stay on discharged patients	107	115	110
Median length of stay on discharged patients	29	34	30

Program Statistics:
Programs	55	58	56
In-patient units (included within a program)	5	2	5
Medicare provider numbers	36	36	37
Programs by ADC size
0-60 ADC	23	22	23
61-100 ADC	17	17	16
101-200 ADC	11	13	13
201+ ADC	4	6	4

Net Patient Revenue:
Net patient revenue (in millions)	$61.0	$59.7	$236.0
Net patient revenue per day of care	$128	$122	$124
Patient revenue payor %
Medicare	92.8%	92.5%	92.2%
Medicaid	3.9%	4.7%	4.4%
Private insurers and managed care	3.3%	2.8%	3.4%
Level of care % of patient revenue
Routine home care	93.9%	94.7%	94.1%
General in-patient care	5.2%	4.5%	4.9%
Continuous home care	0.7%	0.6%	0.8%
Respite in-patient care	0.2%	0.2%	0.2%
Level of care base Medicare per diem reimbursement rates in effect:
Routine home care	$130.79	$126.49	$126.49
General in-patient care	$581.82	$562.69	$562.69
Continuous home care	$763.36	$738.26	$738.26
Respite in-patient care	$135.30	$130.85	$130.85
Increase in base rates	3.4%	3.7%	3.7%
Hospice Medicare Cap per beneficiary	Not yet released	$20,585.39	$20,585.39
Accrued Medicare Cap liability (in millions) (1)	$11.2	$13.2	$9.8
Est. Medicare Cap reductions to patient revenues (in millions)	$1.4	$1.2	$6.8
Medicare Cap paid (in millions)	$—	$(6.1)	$(15.0)
Allowance for denials reserve (in millions)	$2.5	$3.1	$2.2

Expenses:
Nursing home expenses (in millions)	$12.3	$11.9	$48.8
Nursing home revenues (in millions)	$(10.8)	$(11.3)	$(44.4)

Nursing home costs, net (in millions)	$1.5	$0.6	$4.4

(1)	We have not received any assessment letters for our fiscal year 2006.

Results of Operations
     The following table sets forth selected consolidated financial information as a percentage of net patient revenue for the periods indicated:

	Three Months Ended
	December 31,
	2006	2005
Net patient revenue	100%	100%
Operating expenses:
Patient care expenses:
Salaries, benefits and payroll taxes	44.1%	38.8%
Pharmaceuticals	5.2%	4.7%
Durable medical equipment	4.4%	4.7%
Other (including inpatient arrangements, net nursing home costs, purchased services, travel and supplies)	12.1%	12.0%

Total patient care expenses	65.8%	60.2%

Sales, general and administrative expenses:
Salaries, benefits and payroll taxes	20.6%	19.3%
Office leases	2.7%	2.8%
Other (including severance, travel, marketing and charitable contributions)	11.0%	11.8%

Total sales, general and administrative expenses	34.3%	33.9%

Depreciation and amortization	1.6%	2.1%
Gain on sale of hospice program assets	1.8%	—

Operating income	0.1%	3.8%
Non-operating income	0.6%	0.4%
Income tax expense	0.1%	1.7%

Net income	0.6%	2.5%

Three Months Ended December 31, 2006, Compared to Three Months Ended December 31, 2005
Net Patient Revenue
     Net patient revenue increased $1.3 million, or 2.2%, to $61.0 million for the three months ended December 31, 2006, compared to $59.7 million for the three months ended December 31, 2005. Net patient revenue per day of care increased to approximately $128 per day for the three months ended December 31, 2006 from approximately $122 per day for the three months ended December 31, 2005. Overall increases in net patient revenue were due to:
•	Medicare reimbursement rate increase of 3.4% effective October 1, 2006; and

•	an increase in inpatient days, which have a high per diem rate, to 5,936 days for the three months ended December 31, 2006, from 5,016 days for the three months ended December 31, 2005.
     These increases were partially offset by the negative impact of lower ADC and lower patient days when comparing this quarter to the same quarter last year. During the three months ended December 31, 2006, the ADC was 5,184 while the number of patient days was 476,971. During the three months ended December 31, 2005, the ADC was 5,313 and the number of patient days was 488,784. Admissions and average length of stay were lower during the three months ended December 31, 2006 than in the three months ended December 31, 2005.
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
     We recorded reductions to net patient revenue of $1.4 million and $1.2 million for the three months ended December 31, 2006 and 2005, respectively, for the estimated cost of exceeding the annual Medicare Cap. The $1.4 million reduction to net patient revenue for Medicare Cap for the three months ended December 31, 2006 represents a quarter of the total estimated accrual for patient service dates during 2007, including pro-ration for estimated services that these 2007 patients may receive from other hospice programs. Also during the three months ended December 31, 2006, we received and reviewed the 2004 revised Medicare Cap assessments. The total 2004 revised Medicare Cap assessments were $0.1 million. The difference between the actual 2004 revised Medicare Cap assessments and our accrual was an immaterial amount which was recorded as a decrease in our Medicare Cap expense during the three months ended December 31, 2006. Our Medicare Cap liability accrual as of December 31, 2006 and September 30, 2006, is $11.2 million and $9.8 million, respectively.
     We also record reductions to net patient revenue for estimated payment denials, contractual adjustments (such as differences in payments by commercial payors) and subsequent changes to initial level of care determinations (made retroactively by VistaCare staff after initial admission). We recorded reductions to net patient revenue for these types of adjustments of $0.7 million and $0.8 million for the three months ended December 31, 2006 and 2005, respectively. Our allowance for denials on patient accounts receivable and room and board as of December 31, 2006 and September 30, 2006 is $2.5 million and $2.2 million, respectively.
Patient Care Expenses
     Patient care expenses increased $4.2 million, or 11.7%, to $40.1 million for the three months ended December 31, 2006 from $35.9 million for the three months ended December 31, 2005. As a percentage of net patient revenue, patient care expenses increased to 65.8% for the three months ended December 31, 2006 from 60.2% for the three months ended December 31, 2005.
     Patient care salary expense increased $2.0 million for the three months ended December 31, 2006 when compared to the three months ended December 31, 2005. Salary expense was negatively impacted by excess costs associated with revamping the Indiana programs following last year’s decertification and the opening of three new inpatient units. Inpatient units have higher salary expense than standard hospice programs. Health insurance costs increased $1.3 million when compared to the same quarter in the prior year primarily because the prior year’s expense was reduced by the reversal of a health insurance expense accrual. Pharmaceutical expense increased $0.3 million in the three months ended December 31, 2006 when compared to the three months ended December 31, 2005 mainly due to price increases. These expense increases were partially offset by a decrease in durable medical equipment expense of $0.1 million and a decrease in inpatient hospital expense of $0.9 million for the three months ended December 31, 2006, when compared to the three months ended December 31, 2005.
     Also negatively impacting patient care expenses was an increase in net room and board expenses of $0.9 million for the three months ended December 31, 2006 when compared to the three months ended December 31, 2005. Nursing home revenue decreased by approximately $0.5 million to $10.8 million for the three months ended December 31, 2006 from $11.3 million for the three months ended December 31, 2005. Nursing home expenses totaled approximately $12.3 million and $11.9 million for the three months ended December 31, 2006 and 2005, respectively. This increase was due primarily to a $0.5 million increase in room and board bad debt expense. Nursing home costs, net were $1.5 million and $0.6 million for the three months ended December 31, 2006 and 2005, respectively.
Sales, General and Administrative Expenses
     Sales, general and administrative (“SG&A”) expenses increased $0.7 million, or 3.5%, to $20.9 million for the three months ended December 31, 2006 from $20.2 million for the three months ended December 31, 2005. As a percentage of net patient revenue, SG&A expenses increased to 34.3% for the three months ended December 31, 2006 from 33.9% for the three months ended December 31, 2005.
     Salaries for employees classified in SG&A expense increased approximately $0.4 million for the three months ended December 31, 2006 when compared to the three months ended December 31, 2005. Also, health insurance expense increased by approximately $0.5 million when compared to the three months ended December 31, 2005. Additional SG&A expense increases, when comparing the three months ended December 31, 2006 to the three months ended December 31, 2005, included $0.7 million for training because a training event was held at a different time in the prior fiscal year and $0.3 million for IT consultants due to a special project being conducted in the three months ended December 31, 2006. These increases in SG&A expense were partially offset by lower legal expenses of $0.2 million, lower professional fees of $0.2 million due to reduced SOX 404 costs, lower advertising of $0.2 million and lower bonus expense of $0.2 million due to lower anticipated bonus payouts.
Gain on Sale of Program Assets
     We recorded a $1.1 million gain on the sale of certain operating assets of our Cincinnati, Ohio program, in the quarter ended December 31, 2006. No such asset sales occurred in the quarter ended December 31, 2005.
Income Tax
     We record income taxes under the liability method as required by Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Due to our recent operating losses, we recorded a full valuation allowance which was equal to our deferred tax assets, less the deferred tax liabilities expected to reverse and become taxable income.
     For the three months ended December 31, 2006, our income tax expense was $0.1 million as compared to $1.0 million for the three months ended December 31, 2005. Our effective income tax rate for the three months ended December 31, 2006 and 2005 was 14.8% and 41.5% of pretax income, respectively. Since we have a full valuation allowance established on our net deferred tax assets, our fiscal 2007 tax provision consists of the federal alternative minimum tax, state taxes where loss carry forwards do not exist and increases to our tax deductible goodwill deferred tax liability. In the quarter ended December 31, 2005, we were subject to regular federal and state taxes.
Liquidity and Capital Resources
     We expect that our principal liquidity requirements will be for working capital, the development of new hospice programs, the development of new inpatient units, the acquisition of other hospice programs and capital expenditures. Other than working capital needs, these expenditures are at our election and we do not currently have material commitments for expenditures in these areas. We expect that our existing funds and cash flows from operations will be sufficient to fund our principal liquidity requirements for at least the next twelve months. Our future liquidity requirements and the adequacy of our available funds will depend on many factors, including payment for our services, regulatory changes and compliance with new regulations, expense levels, future development of new hospice programs, future development of new inpatient units, acquisitions of other hospice programs and capital expenditures.
     As of December 31, 2006, we had cash and cash equivalents and short-term investments of $38.6 million, working capital of approximately $46.9 million and the ability to borrow up to $50.0 million under our revolving credit and term loan facility based on borrowing base calculations, subject to lender approval and certain other restrictions as described in more detail below in “Debt”.
Three months ended December 31, 2006 compared to three months ended December 31, 2005.
     Net cash used in operating activities for the three months ended December 31, 2006 was $4.5 million as compared to cash used in operating activities of $10.0 million for the three months ended December 31, 2005. This decrease in cash used occurred primarily because no payments for Medicare Cap assessments were made in the period ended December 31, 2006. During the period ended December 31, 2005, $6.1 million was paid for Medicare Cap assessments.
     Net cash provided by investing activities was $1.1 million for the three months ended December 31, 2006 compared to $2.4 million of cash used in investing activities for the three months ended December 31, 2005. Cash used for equipment purchases was $1.7 million less in the three months ended December 31, 2006 than in the three months ended December 31, 2005. Also, $1.2 million of cash was received from the sale of the Cincinnati hospice program. No program sales occurred during the three months ended December 31, 2005.
     Net cash provided by financing activities was $0.1 million for the three months ended December 31, 2006 and 2005, respectively. Cash provided by financing activities principally resulted from the exercise of employee stock options and employee stock purchases.
     Debt
     In December 2004, we renewed our $30.0 million revolving line of credit and entered into a $20.0 million term loan (collectively referred to herein as the “credit facility”). The credit facility is collateralized by substantially all of our assets, including cash, accounts receivable and equipment. Loans under the credit facility bear interest at an annual rate equal to the one-month London Interbank Borrowing Rate in effect from time to time plus 3.0-5.0%. Accrued interest under the revolving line of credit is due weekly. Accrued interest on the term loan is due monthly.
     Under the revolving line of credit, we may borrow, repay and re-borrow an amount equal to the lesser of: (i) $30.0 million or (ii) 85% of the net value of eligible accounts receivable. The revolving line of credit can be used for working capital and general corporate purposes, including acquisitions. Under the term loan, borrowings are used for “permitted acquisitions” as defined in the credit agreement. Term loans will be allowed provided the pro forma Debt Service Coverage Ratio, as defined in the credit agreement, does not fall below the required ratio. The maturity date of the credit facility is December 22, 2009. As of December 31, 2006, there was no balance outstanding on the revolving line of credit or on the term loan.
     The credit facility contains certain customary covenants including those that restrict our ability to incur additional indebtedness, pay dividends under certain circumstances, permit liens on property or assets, make capital expenditures, make certain investments and prepay or redeem debt or amend certain agreements relating to outstanding indebtedness. Because of recent operating losses, we are not in compliance with the credit facility’s debt service coverage ratio covenant and we would have to receive a lender waiver and complete certain administrative procedures in order to borrow under the current terms of the credit facility.
Interest Rate and Foreign Exchange Risk
Interest Rate Risk
     We do not expect our cash flow to be affected, to any significant degree, by a sudden change in market interest rates. We have not implemented a strategy to manage interest rate market risk because we do not believe that our exposure to this risk is material at this time. We invest excess cash balances in money market accounts with average maturities of less than 90 days.
Foreign Exchange
     We operate our business within the United States and execute all transactions in U.S. dollars.
Payment, Legislative and Regulatory Changes
     We are almost exclusively dependent on payments from the Medicare and Medicaid programs. These programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, rate freezes and funding reductions. Reductions in amounts paid by these programs for our services or changes in methods or regulations governing payments for our services could have a material adverse affect on our net patient revenue, cash flow from operations and profitability.
Inflation
     The healthcare industry is labor intensive. Historically, wages and other expenses increased during periods of inflation and labor shortages in the marketplace. In addition, suppliers pass along rising costs to us in the form of higher prices for the goods and services that we purchase. We have implemented control measures designed to curb increases in operating expenses; however, we cannot predict our ability to cover or offset future cost increases.
Critical Accounting Policies
     There have been no changes to our critical accounting policies during the quarter ended December 31, 2006. Refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 for a summary of our critical accounting policies.
Current and Subsequent Events
     During the three months ended December 31, 2006, we completed the sale of certain operating assets of our hospice program in the Cincinnati, Ohio market. Operating liabilities and accounts receivable were retained as of the sale date. The sale included the Medicare provider number and current patient census. We received $1.2 million in cash and recorded a gain of approximately $1.1 million from the sale, which is shown on the accompanying Consolidated Statement of Operations as a component of operating income. We do not expect the sale to have a material impact on our future results of operations, financial position or cash flows.

     During the second quarter of fiscal 2007, as part of our financial performance review process, we closed our hospice program in Bloomington, Indiana, announced the closing of our inpatient unit in Evansville, Indiana and began our planned reductions in force at the home office. Although we have not yet finalized our review, management expects total restructuring charges during the second quarter for these events to be between $0.9 million and $1.2 million, of which approximately $0.3 million to $0.4 million relates to severance costs from reductions in force at the home office. Management believes that these restructuring charges will be offset during fiscal year 2007 by the elimination of operating losses at unprofitable hospice programs and reduced home office expense due to the reductions in force.
Contractual Obligations
     There have been no material changes to our contractual obligations during the quarter ended December 31, 2006. Refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 for a summary of our contractual obligations.
Forward-Looking Statements
     Certain statements contained in this quarterly report on Form 10-Q and the accompanying tables, including statements with respect to VistaCare’s anticipated growth in net patient revenue, organic patient census and diluted earnings per share, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “hope,” “anticipate,” “plan,” “expectations,” “forecast,” “goal,” “targeted” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. VistaCare does not undertake and specifically disclaims any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These statements are based on current expectations and assumptions and involve various risks and uncertainties, which could cause VistaCare’s actual results to differ from those expressed in such forward-looking statements. These risks and uncertainties arise from, among other things, possible changes in regulations governing the hospice care industry, periodic changes in reimbursement levels and procedures under Medicare and Medicaid programs, difficulties predicting patient length of stay and estimating potential Medicare reimbursement obligations, patient discharge rate, challenges inherent in VistaCare’s growth strategy, the current shortage of qualified nurses and other healthcare professionals, VistaCare’s dependence on patient referral sources and other factors detailed under the caption “Factors that May Affect Future Results” or “Risk Factors” in VistaCare’s most recent report on Form 10-K and its other filings with the Securities and Exchange Commission. You are cautioned not to place undue reliance on such forward-looking statements and there are no assurances that the matters contained in such statements will be achieved.
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
Item 4. Controls and Procedures.
     (a) Evaluation of Disclosure Controls and Procedures.
     Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2006. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2006, our disclosure controls and procedures were (1) designed to ensure that information required to be disclosed by us is accumulated and communicated to management, including our CEO and CFO, by others within our organization to allow timely decisions regarding required disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

     (b) Changes in Internal Controls.
     There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     Between August and September 2004, two shareholders filed separate derivative lawsuits purportedly on behalf of the Company against several present and former officers and members of the Board of Directors of the Company in the United States District Court for the District of Arizona. The two derivative complaints, which have been consolidated, alleged breaches of fiduciary duties, abuse of control, mismanagement, waste of corporate assets and unjust enrichment. Specifically, the complaint alleged claims in connection with various statements and purported omissions to the public and to the securities markets relating to the our August 2004 announcement of our decision to accrue an increased amount for the quarter ended June 30, 2004 for potential liability due to the Medicare Cap on reimbursement for hospice services. The derivative complaint sought attorney fees and the payment of damages to the Company. On August 30, 2006, the Court granted the defendants’ motion to dismiss, and the case was dismissed with prejudice. The plaintiffs filed a notice of appeal with the United States Ninth Circuit Court of Appeals. During December 2006, we entered into a settlement agreement with the plaintiffs, agreeing to pay $35,000 to settle this case, all of which will be paid by insurance.
     We are subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving all of these matters, individually or in aggregate, will not have a material adverse impact on our financial position or results of operations, the litigation and other claims that we face are subject to inherent uncertainties and management’s view of these matters may change in the future. Should an unfavorable final outcome occur, there exists the possibility of a materially adverse impact on our financial position, results of operations and cash flows for the period in which the effect becomes probable and reasonably estimable.
Item 1A. Risk Factors.
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2006, which could materially affect our financial condition, results of operations or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known or that are currently deemed to be immaterial may also have a material adverse affect on our financial condition, results of operations and future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (a) Sales of Unregistered Securities. Not Applicable.
     (b) Use of Proceeds from Registered Securities. On December 23, 2002, we completed an initial public offering of shares of our Class A common stock. The shares were registered under the Securities Act of 1933 on a registration statement on Form S-1 (Registration No. 333-98033), which was declared effective by the Securities and Exchange Commission on December 17, 2002. We received $48.1 million from the offering, which was used to repay debt of $11.0 million, redeem our Series A-2 Preferred Stock, finance new hospice programs, engage in acquisitions and potential acquisitions, and for general corporate purposes, including to fund our working capital needs.
     (c) Repurchases of Securities. We did not repurchase any of our securities during the three months ended December 31, 2006.
     (d) Restrictions Upon the Payment of Dividends. We are prohibited under our credit facility from paying any cash dividends if there is a default under the facility or if the payment of any cash dividends would result in default.
Item 3. Defaults Upon Senior Securities.
     Not Applicable.
4. Submission of Matters to a Vote of Security Holders.
     Not applicable.

Item 5. Other Information.
     Not applicable.
Item 6. Exhibits.
     Exhibits: The exhibits are listed in the Exhibit Index to this report and are incorporated herein.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTACARE, INC.

Date: February 9, 2007	By: /s/ Richard R. Slager Richard R. Slager
President and Chief Executive Officer

Date: February 9, 2007	By: /s/ Henry L. Hirvela Henry L. Hirvela
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Exhibit
10.1	1998 Stock Option Plan, as amended, restated and adopted by the Board of Directors on December 6, 2006.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.