Form 10-Q
period 2007-03-31
VISTACARE, INC.
filed 2007-05-10
CIK 787030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of May 4, 2007, there were outstanding 16,766,250 shares of the issuer’s Class A Common Stock, $0.01 par value per share.

VistaCare, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
VISTACARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	March 31,	September 30,
	2007	2006
	(unaudited)	(note 1)
ASSETS
Current assets:
Cash and cash equivalents	$23,233	$21,583
Short-term investments	20,553	19,148
Patient accounts receivable (net of allowance for denials of $2,237 and $1,502 at March 31, 2007 and September 30, 2006, respectively)	26,572	27,600
Patient accounts receivable — room & board (net of allowance for denials of $822 and $692 at March 31, 2007 and September 30, 2006, respectively)	8,532	9,662
Prepaid expenses and other current assets	5,372	4,653
Tax receivable	1,360	1,375

Total current assets	85,622	84,021
Fixed assets, net	6,090	6,409
Goodwill	24,002	24,002
Other assets	2,696	5,360

Total assets	$118,410	$119,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,505	$2,591
Accrued expenses and other current liabilities	27,037	28,116
Accrued Medicare Cap	12,311	9,849

Total current liabilities	40,853	40,556
Deferred tax liability-non-current	1,210	1,144
Stockholders’ equity:
Class A Common Stock, $0.01 par value; authorized 33,000,000 shares; 16,747,851 and 16,610,500 shares issued and outstanding at March 31, 2007 and September 30, 2006, respectively.	167	166
Additional paid-in capital	111,448	110,378
Accumulated deficit	(35,268)	(32,452)

Total stockholders’ equity	76,347	78,092

Total liabilities and stockholders’ equity	$118,410	$119,792

See accompanying notes to consolidated financial statements.

VISTACARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share information)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net patient revenue	$58,975	$55,888	$119,958	$115,561
Operating expenses:
Patient care	40,088	37,317	80,196	73,238
Sales, general and administrative	21,293	20,855	42,216	41,052
Depreciation	608	625	1,208	1,239
Amortization	257	651	628	1,299
Gain on sale of hospice program assets	—	—	(1,105)	—

Total operating expenses	62,246	59,448	123,143	116,828

Operating loss	(3,271)	(3,560)	(3,185)	(1,267)
Non-operating income (expense):
Interest income	397	370	840	679
Other expense	(153)	(146)	(224)	(240)

Total non-operating income	244	224	616	439

Net loss before income taxes	(3,027)	(3,336)	(2,569)	(828)
Income tax expense (benefit)	180	(1,320)	248	(279)

Net loss	$(3,207)	$(2,016)	$(2,817)	$(549)

Net loss per share:
Basic net loss per share	$(0.19)	$(0.12)	$(0.17)	$(0.03)

Diluted net loss per share	$(0.19)	$(0.12)	$(0.17)	$(0.03)

Weighted average shares outstanding:
Basic	16,736	16,399	16,693	16,383

Diluted	16,736	16,399	16,693	16,383

See accompanying notes to consolidated financial statements.

VISTACARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	March 31,
	2007	2006
Operating activities
Net loss	$(2,817)	$(549)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,208	1,239
Amortization	628	1,299
Share-based compensation	939	1,024
Deferred income tax expense (benefit)	66	(290)
Gain on sale of hospice program assets	(1,105)	—
Loss on disposal of assets	140	146
Changes in operating assets and liabilities:
Patient accounts receivable, net	2,095	(6,474)
Prepaid expenses and other	(376)	136
Payment of Medicare Cap assessments — decrease in accrued Medicare Cap	(164)	(6,121)
Increase in accrual for Medicare Cap	2,626	2,396
Accounts payable and accrued expenses	(2,653)	(3,320)

Net cash provided by (used in) operating activities	587	(10,514)
Investing activities
Short-term investments purchased	(9,515)	(2,076)
Short-term investments sold	8,110	1,740
Purchases of equipment	(797)	(2,241)
Internally developed software expenditures	—	(215)
Proceeds from sale of hospice program assets	1,200	—
Decrease in other assets	1,933	560

Net cash provided by (used in) investing activities	931	(2,232)
Financing activities
Proceeds from issuance of common stock from exercise of stock options and employee stock purchase plan	132	184

Net cash provided by financing activities	132	184

Net increase (decrease) in cash and cash equivalents	1,650	(12,562)
Cash and cash equivalents, beginning of period	21,583	25,962

Cash and cash equivalents, end of period	$23,233	$13,400

Cash and cash equivalents and short-term investments, end of period	$43,786	$41,149

See accompanying notes to consolidated financial statements.

VistaCare, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2007
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
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007.
     During the period, the Company experienced employee turnover in billing that has led to deterioration in the patient accounts receivable aging and increased allowance for denials. The Company supplemented its process for evaluating the allowance for denials by performing expanded reviews of older aging patient accounts receivable categories than had historically been the case. As the Company is implementing enhanced collection efforts, the Company believes the allowance for denials is adequate in relation to the patient accounts receivable.
2. Share-Based Compensation
     The Company accounts for share-based compensation transactions according to the provisions of Statement of Financial Accounting Standards (“SFAS”) Statement No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. At March 31, 2007, the Company had two active stock option plans, an employee plan and a non-employee director plan. Employee stock option awards are granted at prices equal to the market value of the stock on the date of grant, and vest over a period determined at the time the options are granted, ranging from three to seven years, and generally have a maximum term of ten years. Non-employee director stock option awards are granted at prices equal to the market value of the stock on the date of grant. Market value under both plans means the closing price on the date of the grant as reported by the Nasdaq Stock Market. Each option granted under the director’s stock plan is immediately exercisable in full and generally has a maximum term of ten years. When options are exercised, new shares of the Company’s Class A common stock are issued.
     During the current fiscal year, the Company has issued more restricted share grants than stock options. The restricted shares are recorded as outstanding shares on the date the shares are granted. The employee is required to perform future service in order to

VistaCare, Inc.
Notes to the Consolidated Financial Statements — continued
receive the shares. The shares vest equally over a period determined at the time the restricted shares are granted, ranging from three to five years, with most grants vesting over five years. The fair value of the restricted stock award is equal to the market value of the stock on the date of the grant.
     The fair value of each option or restricted share granted is amortized into compensation expense on a straight-line basis between the grant date of the award and the final vesting date of the award with 10% recorded as patient care expenses and 90% recorded as selling, general & administrative expenses in the accompanying Consolidated Statements of Operations.
     The Company estimates the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes option pricing model. The application of this valuation model involves estimates and management judgment that impacts the calculation of compensation expense related to the stock option awards. The key assumptions used in determining the fair value of options granted during the six months ended March 31, 2007 and 2006 are as follows:

	Six Months Ended	Six Months Ended
	March 31, 2007	March 31, 2006
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	48%	50%
Risk-free interest rate range	4.4%	3.9% to 4.8%
Expected term (in years)	7.5	7.5
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
     A summary of stock options within the Company’s share-based compensation plans and changes for the six months ended March 31, 2007 is as follows:

		Weighted
	Number of	Average
	Shares Under	Exercise
	Option	Price
Outstanding at September 30, 2006	2,360,977	$15.60
Granted	20,000	12.23
Exercised	(23,684)	5.97
Terminated/expired	(318,344)	18.84

Outstanding at March 31, 2007	2,038,949	$15.15

     A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the six months ended March 31, 2007 is as follows:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at September 30, 2006	166,600	$13.37
Granted	135,000	10.64
Vested	(26,800)	13.47
Forfeited	(23,500)	12.33

Nonvested at March 31, 2007	251,300	$11.99

     Total compensation costs for share-based awards for the six months ended March 31, 2007 and 2006 totaled approximately $0.9 million and $1.0 million, respectively. As of March 31, 2007, there was $5.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under all Company plans. That cost is expected to be recognized over a weighted-average period of 3.7 years.

VistaCare, Inc.
Notes to the Consolidated Financial Statements — continued
     SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows in the Consolidated Statements of Cash Flow. During the six months ended March 31, 2007 and 2006, the Company had no excess tax benefit related to stock option exercises.
3. Accrued Expenses and Other Current Liabilities
     A summary of accrued expenses and other current liabilities follows (in thousands):

	March 31,	September 30,
	2007	2006
Patient care expenses	$10,783	$10,674
Salaries and payroll taxes	5,653	5,723
Accrued administrative expenses and other current liabilities	4,554	4,412
Accrued workers’ compensation	2,442	3,133
Self-insured health expenses	1,666	1,749
Accrued paid time-off	1,470	2,080
Accrued taxes	469	345

Total accrued expenses and other current liabilities	$27,037	$28,116

4. Dilutive Securities
     Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period plus the effect of potentially dilutive securities, including outstanding warrants and employee stock options (using the treasury stock method). The effect of potentially dilutive securities amounting to approximately 2.3 million shares and 2.8 million shares were not included in the diluted earnings per share calculations for the periods ended March 31, 2007 and 2006, respectively, because inclusion of the securities are either anti-dilutive due to the Company’s loss or do not result in common stock equivalents based on their strike price in relation to the market value of the Company’s stock plus unrecognized compensation.
     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share information):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Numerator:
Net loss	$(3,207)	$(2,016)	$(2,817)	$(549)

Denominator:
Denominator for basic net loss per share — weighted average shares	16,736	16,399	16,693	16,383
Effect of dilutive securities:
Employee stock options	—	—	—	—

Denominator for diluted net loss per share — adjusted weighted average shares and assumed conversion	16,736	16,399	16,693	16,383

Net loss per share:
Basic net loss to stockholders	$(0.19)	$(0.12)	$(0.17)	$(0.03)
Diluted net loss to stockholders	$(0.19)	$(0.12)	$(0.17)	$(0.03)
5. Income Tax
     At the end of each interim period, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year and adjusts the quarterly rate, as necessary. Although the Company had a net loss, the Company is expected to have taxable income for fiscal year 2007 due to differences between the Company’s reported net loss and the Company’s taxable income. Significant items affecting the difference between the Company’s reported net loss and taxable income include the Medicare Cap accrual, stock option expense, amortization expense, and bad debt expense. The Company has established a full valuation allowance on its net deferred tax asset, excluding tax deductible goodwill. The Company’s fiscal 2007 tax provision consists of the federal alternative minimum tax, state taxes where loss carry forwards do not exist and increases to our tax deductible goodwill deferred tax

VistaCare, Inc.
Notes to the Consolidated Financial Statements — continued
liability.
6. Program Closures/Restructuring
     During the second quarter of fiscal year 2007, the Company closed four hospice programs and one inpatient unit as part of its previously announced restructuring. Also, during the second quarter of fiscal year 2007, the Company completed staff reductions at the Corporate Headquarters. The total cost of the restructuring charges, slightly over $1.0 million, was expensed during the second quarter of fiscal 2007. These costs included, severance of $0.5 million, early lease terminations of $0.4 million, fixed asset write offs of $0.1 million and an immaterial amount of other closure and restructuring costs.
     Severance, early lease terminations and other expenses are recorded in sales, general and administrative expense on the accompanying Consolidated Statement of Operations. Approximately $0.6 million of the restructuring costs were paid during the quarter ended March 31, 2007. The balance of $0.4 million has been accrued in accrued expenses and other current liabilities on the accompanying Consolidated Balance Sheet. The majority of the accrued amounts will be paid in the third quarter of fiscal 2007. All amounts will be paid by the end of fiscal year 2007.
     The Company closed one additional hospice program during the third quarter of fiscal year 2007. The estimated cost of closing this program, which will be charged to expense in the third quarter of fiscal 2007, is expected to be less than $0.1 million principally for severance and lease termination costs.
7. Sale of Program Assets
     During October 2006, the Company completed the sale of certain operating assets of its hospice program in the Cincinnati, Ohio market. Operating liabilities and accounts receivable were retained as of the sale date. The sale included the Medicare provider number and current patient census. The Company received $1.2 million in cash and recorded a gain of approximately $1.1 million from the sale, which is shown on the accompanying Consolidated Statement of Operations as a component of operating income.
8. Litigation
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
9. Debt
     The Company has a $30.0 million revolving line of credit and a $20.0 million term loan agreement (this total of $50.0 million is collectively referred to herein as the “credit facility”). The credit facility is collateralized by substantially all of the Company’s assets. The maturity date of the credit facility is December 22, 2009. As of March 31, 2007, there was no balance outstanding on the revolving line of credit or on the term loan. Because of recent operating losses, the Company is not in compliance with the credit facility’s debt service coverage ratio covenant and would have to receive a lender waiver, which has not been requested, and complete certain administrative procedures in order to borrow under the current terms of the credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     We currently operate 51 hospice programs (“programs”) under 35 Medicare provider numbers including four inpatient units, serving approximately 5,100 patients in 14 states. Hospice services are provided predominately in the patient’s home or other residence of choice, such as a nursing home or assisted living community, or in a hospital or inpatient unit. Inpatient services are provided by us at our inpatient units and through leased beds at unrelated hospitals and skilled nursing facilities on a per diem basis.
     During the second half of fiscal year 2007, we are opening three new inpatient units. In determining where to expand, we focus on key markets around the country that we have identified as having the characteristics to produce revenue growth and profits that are above the industry norms. These characteristics include, but are not limited to, critical mass, favorable demographics, low hospice utilization, and little or no potential for Medicare Cap exposure. As of the date of this report, we opened an inpatient unit in Corpus Christi, Texas and are committed to opening inpatient units in Columbus, Georgia and San Antonio, Texas.
     In order to monitor our financial performance, we prepare operating statements for each program, inpatient unit and SG&A department for each fiscal period. Management reviews these operating statements to improve the profitability of our operating units and control the cost of our support functions. To assess performance, management monitors the following, as well as other financial and operating statistics at the entity level and down to the individual operating unit when applicable:
•	Increases or decreases in total net patient revenue compared to the same period(s) in the prior fiscal year;

•	Increases or decreases in net patient revenue compared to the same period(s) in the prior fiscal year at “comparable” programs — that is programs that have been open 12 months or longer;

•	Expenses, particularly payroll, as a percent of net patient revenue;

•	Income prior to interest, taxes, depreciation and amortization;

•	Medicare Cap liability;

•	Payment denials;

•	Average daily census;

•	Patient days; and

•	Admissions.
     Net patient revenue is primarily the amount we are entitled to collect for our services, which is determined by the number of billable patient days, the level of care provided, the contracted reimbursement rate by payor which can vary by geographic area, adjusted for estimated Medicare Cap and estimated payment denials. Medicare reimbursements accounted for approximately 92% of our net patient revenue during the three and six months ended March 31, 2007. We actively monitor each of our programs to determine when the programs have the potential to exceed the annual Medicare Cap and attempt to institute corrective actions to avoid a Medicare Cap charge. However, when we believe our corrective actions will not avoid a Medicare Cap charge, an estimate of the amount that could be repaid to Medicare is booked as a reduction to net patient revenue.
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
     Patient care labor expense is our largest operating expense. Our programs are staffed to provide service to a forecasted number of patients each day (our daily average number of patients is referred to as “average daily census” or “ADC”). If a program fails to meet the forecasted ADC level or staff is not reduced immediately to levels appropriate for the actual number of patients being cared for, then the program’s profitability will be negatively affected in the current period. During the current fiscal year, our total ADC has been below our forecasted ADC levels. Management has undertaken initiatives to increase ADC and reduce labor costs to achieve an improvement in profitability. To date these initiatives have not produced the expected improvement in ADC growth and profitability.
     During the second quarter of fiscal year 2007 we closed four hospice programs and one inpatient unit as part of our previously announced restructuring. Through our on-going financial analysis of operating units and programs, these locations were deemed to be under performing and the decision was made to close them. Also, during the second quarter of fiscal year 2007 we completed our staff reductions at the Corporate Headquarters.
     The total cost of the restructuring charges expensed during the second quarter of fiscal 2007, was approximately $1.0 million. These costs included severance $0.5 million, early lease terminations $0.4 million, fixed asset write offs $0.1 million and an immaterial amount of other closure and restructuring costs. Management believes that these restructuring charges will be offset during the remainder of fiscal year 2007 by the elimination of operating losses at these unprofitable hospice programs and reduced payroll expense at the Corporate Headquarters due to the reductions in force.
     We closed one additional hospice program during April 2007. The estimated cost of closing this program is expected to be less than $0.1 million mainly for severance and lease termination costs.
Definition of Terms
As used in this report, the terms listed below have the meanings as indicated.
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
Median length of stay: The midpoint of the patients’ total days of service that were discharged during the period.
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

VISTACARE, INC.
HIGHLIGHTS

	Three Months Ended	Three Months Ended	Twelve Months Ended	Six Months Ended	Six Months Ended
	March 31, 2007	March 31, 2006	September 30, 2006	March 31, 2007	March 31, 2006
Patient Statistics:
Average Daily Census (ADC)	5,053	5,091	5,218	5,120	5,203
Ending census on last day of period	5,125	5,201	5,256	5,125	5,201
Patient days	454,803	458,183	1,904,667	931,774	946,967
In-patient days (general in-patient)	6,748	4,941	21,753	12,684	9,957
Admissions	4,333	4,435	17,006	8,376	8,564
Diagnosis mix of admitted patients:
Cancer	31%	29%	32%	31%	31%
Alzheimers/Dementia	14%	12%	12%	14%	13%
Heart disease	18%	20%	19%	17%	19%
Respiratory	10%	10%	9%	9%	9%
Failure to thrive/Rapid decline	21%	22%	21%	22%	21%
All other	6%	7%	7%	7%	7%
Discharges	4,366	4,384	17,233	8,499	8,861
Average length of stay on discharged patients	116	110	110	111	113
Median length of stay on discharged patients	30	28	30	30	31

Program site Statistics:
Programs	51	57	56	51	57
In-patient units (included within a program)	4	4	5	4	4
Medicare provider numbers	35	37	37	35	37
Programs by ADC size
0-60 ADC	18	22	23	18	22
61-100 ADC	18	16	16	18	16
101-200 ADC	11	14	13	11	14
201+ ADC	4	5	4	4	5

Net patient revenue:
Net patient revenue (in millions)	$59.0	$55.9	$236.0	$120.0	$115.6
Net patient revenue per day of care	$130	$122	$124	$129	$122
Patient revenue payor %
Medicare	91.8%	92.4%	92.2%	92.3%	92.4%
Medicaid	4.5%	4.6%	4.4%	4.2%	4.6%
Private insurers and managed care	3.7%	3.0%	3.4%	3.5%	3.0%
Level of care % of patient revenue
Routine home care	93.2%	94.4%	94.1%	93.6%	94.6%
General in-patient care	6.1%	4.6%	4.9%	5.6%	4.6%
Continuous home care	0.6%	0.8%	0.8%	0.7%	0.7%
Respite in-patient care	0.1%	0.2%	0.2%	0.1%	0.1%
Level of care base Medicare per diem reimbursement rates in effect:
Routine home care	$130.79	$126.49	$126.49	$130.79	$126.49
General in-patient care	$581.82	$562.69	$562.69	$581.82	$562.69
Continuous home care	$763.36	$738.26	$738.26	$763.36	$738.26
Respite in-patient care	$135.30	$130.85	$130.85	$135.30	$130.85
Increase in base rates	3.4%	3.7%	3.7%	3.4%	3.7%
Hospice Medicare Cap per beneficiary	$21,410	$20,585	$20,585	$21,410	$20,585
Accrued Medicare Cap liability (in millions)	$12.3	$14.3	$9.8	$12.3	$14.3
Est. Med Cap reduct to patient rev. (in millions)	$1.2	$1.2	$6.8	$2.6	$2.4
Medicare Cap paid (in millions)	$0.2	$—	$15.0	$0.2	$6.1
Allowance for denials reserve (in millions)	$3.1	$3.4	$2.2	$3.1	$3.4

Expenses: (in millions)
Nursing home expenses	$12.0	$11.7	$48.8	$24.2	$23.6
Nursing home revenues	$(10.5)	$(10.8)	$(44.4)	$(21.2)	$(22.1)

Nursing home costs, net	$1.5	$0.9	$4.4	$3.0	$1.5

Results of Operations
     The following table sets forth selected consolidated financial information as a percentage of net patient revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net patient revenue	100%	100%	100%	100%
Operating expenses:
Patient care expenses:
Salaries, benefits and payroll taxes	43.9%	43.0%	44.0%	40.8%
Pharmaceuticals	5.5%	5.0%	5.3%	4.9%
Durable medical equipment	4.8%	5.0%	4.6%	4.9%
Other (including in-patient arrangements, nursing home costs, net, purchased services, travel and supplies)	13.7%	13.7%	12.9%	12.7%

Total patient care expenses	67.9%	66.7%	66.8%	63.3%
Sales, general and administrative expenses:
Salaries, benefits and payroll taxes	20.6%	21.2%	20.6%	19.3%
Office leases	3.7%	3.2%	3.2%	3.0%
Other (including severance, travel, marketing and charitable contributions)	11.8%	13.0%	11.4%	13.2%

Total sales, general and administrative expenses	36.1%	37.4%	35.2%	35.5%
Depreciation and amortization	1.5%	2.3%	1.5%	2.2%
Gain on sale of hospice program assets	—	—	0.9%	—
Operating loss	(5.5)%	(6.4)%	(2.6)%	(1.0)%
Non-operating income	0.4%	0.4%	0.5%	0.4%
Income tax expense (benefit)	0.3%	(2.4)%	0.2%	(0.3)%

Net loss	(5.4)%	(3.6)%	(2.3)%	(0.3)%

Three Months Ended March 31, 2007, Compared to Three Months Ended March 31, 2006
Net Patient Revenue
     Net patient revenue increased $3.1 million, or 5.5%, to $59.0 million for the three months ended March 31, 2007, as compared to $55.9 million for the three months ended March 31, 2006. Net patient revenue per day of care increased to approximately $130 per day for the three months ended March 31, 2007 from approximately $122 per day for the three months ended March 31, 2006. Overall increases in net patient revenue were due to:
•	Medicare reimbursement rate increase of 3.4% effective October 1, 2006; and

•	an increase in inpatient days, which have a high per diem rate, to 6,748 days for the three months ended March 31, 2007, from 4,941 days for the three months ended March 31, 2006.
     These increases were partially offset by the negative impact of lower ADC and lower patient days when comparing this quarter to the same quarter last year. During the three months ended March 31, 2007, the ADC was 5,053 and the number of patient days was 454,803. During the three months ended March 31, 2006, the ADC was 5,091 and the number of patient days was 458,183. Patient admissions of 4,333 were lower during the three months ended March 31, 2007 than the patient admissions of 4,435 in the three months ended March 31, 2006. However, the average length of stay increased to 116 days for the three months ended March 31, 2007 from an average length of stay of 110 days during the three months ended March 31, 2006.
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
     We recorded reductions to net patient revenue of $1.2 million for the three months ended March 31, 2007 and 2006, respectively, for the estimated cost of exceeding the annual Medicare Cap. The $1.2 million reduction to net patient revenue for Medicare Cap for the three months ended March 31, 2007 adjusts our year to date Medicare Cap expense to $2.6 million or half of the total estimated accrual for patient service dates during 2007, including pro-ration for estimated services that these 2007 patients may receive from other hospice programs. Our Medicare Cap liability accrual as of March 31, 2007 and September 30, 2006, is $12.3 million and $9.8 million, respectively.
     We also record reductions to net patient revenue for estimated payment denials, contractual adjustments (such as differences in payments by commercial payors) and subsequent changes to initial level of care determinations (made retroactively by VistaCare staff after initial admission). We recorded reductions to net patient revenue for these types of adjustments of $0.6 million and $0.9 million for the three months ended March 31, 2007 and 2006, respectively. Our allowance for denials on patient accounts receivable and room and board as of March 31, 2007 and September 30, 2006 is $3.1 million and $2.2 million, respectively.
Patient Care Expenses
     Patient care expenses increased $2.8 million, or 7.5%, to $40.1 million for the three months ended March 31, 2007 from $37.3 million for the three months ended March 31, 2006. As a percentage of net patient revenue, patient care expenses increased to 67.9% for the three months ended March 31, 2007 from 66.7% for the three months ended March 31, 2006.
     Patient care salary expense increased $1.7 million for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 due mainly to wage increases. Health insurance costs increased $0.3 million when compared to the same quarter in the prior year primarily due to increasing claims. Pharmaceutical expense increased $0.4 million in the three months ended March 31, 2007 when compared to the three months ended March 31, 2006 mainly due to price increases.
     Also negatively affecting patient care expenses was an increase in net room and board expenses of $0.6 million for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Nursing home revenue decreased by approximately $0.3 million to $10.5 million for the three months ended March 31, 2007 from $10.8 million for the three months ended March 31, 2006. Nursing home expenses totaled approximately $12.0 million for the three months ended March 31, 2007 and $11.7 million for the three months ended March 31, 2006. Nursing home costs, net were $1.5 million and $0.9 million for the three months ended March 31, 2007 and 2006, respectively.
Sales, General and Administrative Expenses
     Sales, general and administrative (“SG&A”) expenses increased $0.4 million, or 1.9%, to $21.3 million for the three months ended March 31, 2007 from $20.9 million for the three months ended March 31, 2006. As a percentage of net patient revenue, SG&A expenses decreased to 36.1% for the three months ended March 31, 2007 from 37.4% for the three months ended March 31, 2006.
     The increase in SG&A expense was primarily due to expense associated with our restructuring. Severance expense for the period was $0.5 million while lease buyout expense for closed programs totaled $0.4 million. These increases were offset by a reduction of $0.4 million for training expense because a training event was held at a different time in the prior fiscal year and a $0.3 million reduction in bonus expense due to lower anticipated bonus payouts.
Income Tax
     We record income taxes under the liability method as required by Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Due to our recent operating losses, we recorded a full valuation allowance which was equal to our deferred tax assets, less the deferred tax liabilities expected to reverse and become taxable income.
     For the three months ended March 31, 2007, our income tax expense was $0.2 million as compared to a tax benefit of $1.3 million for the three months ended March 31, 2006. Since we have a full valuation allowance established on our net deferred tax assets, our fiscal 2007 tax provision consists of the federal alternative minimum tax, state taxes where loss carry forwards do not exist and increases to our tax deductible goodwill deferred tax liability.

Six Months Ended March 31, 2007, Compared to Six Months Ended March 31, 2006
Net Patient Revenue
     Net patient revenue increased $4.4 million, or 3.8%, to $120.0 million for the six months ended March 31, 2007, as compared to $115.6 million for the six months ended March 31, 2006. Net patient revenue per day of care increased to approximately $129 per day for the six months ended March 31, 2007 from approximately $122 per day for the six months ended March 31, 2006. Overall increases in net patient revenue were due to:
•	Medicare reimbursement rate increase of 3.4% effective October 1, 2006; and

•	an increase in inpatient days, which have a high per diem rate, to 12,684 days for the six months ended March 31, 2007, from 9,957 days for the six months ended March 31, 2006.
     These increases were partially offset by the negative impact of lower ADC and lower patient days when comparing this six month period to the same period last year. During the six months ended March 31, 2007, the ADC was 5,120 and the number of patient days was 931,774. During the six months ended March 31, 2006, the ADC was 5,203 and the number of patient days was 946,967. Patient admissions of 8,376 were lower during the six months ended March 31, 2007 than the patient admissions of 8,564 in the six months ended March 31, 2006. Also, the average length of stay decreased to 111 days for the six months ended March 31, 2007 from an average length of stay of 113 days during the six months ended March 31, 2006.
     We recorded reductions to net patient revenue of approximately $2.6 million and $2.4 million for the six months ended March 31, 2007 and 2006, respectively, for the estimated cost of exceeding the annual Medicare Cap limit. The $2.6 million reduction to net patient revenue for Medicare Cap for the six months ended March 31, 2007 represents half of the total estimated accrual for patient service dates during 2007, including pro-ration for estimated services that these 2007 patients may receive from other hospice programs. Our Medicare Cap liability accrual as of March 31, 2007 and September 30, 2006, is $12.3 million and $9.8 million, respectively.
     We also record reductions to net patient revenue for estimated payment denials, contractual adjustments (such as differences in payments by commercial payors) and subsequent changes to initial level of care determinations (made retroactively by VistaCare staff after initial admission). We recorded reductions to net patient revenue for these types of adjustments of $1.3 million and $1.7 million for the six months ended March 31, 2007 and 2006, respectively. Our allowance for denials on patient accounts receivable and room and board as of March 31, 2007 and September 30, 2006 is $3.1 million and $2.2 million, respectively.
Patient Care Expenses
     Patient care expenses increased $7.0 million, or 9.6%, to $80.2 million for the six months ended March 31, 2007 from $73.2 million for the six months ended March 31, 2006. As a percentage of net patient revenue, patient care expenses increased to 66.8% for the six months ended March 31, 2007 from 63.3% for the six months ended March 31, 2006.
     Patient care salary expense increased $3.6 million for the six months ended March 31, 2007 as compared to the six months ended March 31, 2006 due in part to wage increases. Salary expense was negatively affected by excess costs associated with revamping the Indiana programs following last year’s decertification and the opening of three new inpatient units. Inpatient units have higher salary expense than hospice home care programs. Health insurance costs increased $1.6 million as compared to the same six month period in the prior year primarily due to increasing claims. Pharmaceutical expense increased $0.8 million in the six months ended March 31, 2007 when compared to the six months ended March 31, 2006 mainly due to price increases.
     Also negatively impacting patient care expenses was an increase in net room and board expenses of $1.5 million for the six months ended March 31, 2007 as compared to the six months ended March 31, 2006. Nursing home revenue decreased by approximately $0.9 million to $21.2 million for the six months ended March 31, 2007 from $22.1 million for the six months ended March 31, 2006. Nursing home expenses totaled approximately $24.2 million for the six months ended March 31, 2007 as compared to $23.6 million for the six months ended March 31, 2006. Nursing home costs, net were $3.0 million and $1.5 million for the six months ended March 31, 2007 and 2006, respectively.

Sales, General and Administrative Expenses
     SG&A expenses increased $1.1 million, or 2.7%, to $42.2 million for the six months ended March 31, 2007 from $41.1 million for the six months ended March 31, 2006. As a percentage of net patient revenue, SG&A expenses decreased to 35.2% for the six months ended March 31, 2007 from 35.5% for the six months ended March 31, 2006.
     Salary and insurance expense increased $0.7 million and $0.5 million respectively when compared to the six month period ended March 31, 2006 primarily due to cost increases. Severance expense for the six month period ended March 31, 2007 which related to our restructuring was $0.5 million while lease buyout expense for programs closed in the restructuring totaled $0.4 million. These increases were offset by a reduction of $0.2 million for professional fees due primarily to a reduction in SOX 404 fees, a $0.2 million reduction in legal fees and a $0.4 million reduction in bonus expense due to lower anticipated bonus payouts.
Gain on Sale of Program Assets
     We recorded a $1.1 million gain on the sale of certain operating assets of our Cincinnati, Ohio program during the six months ended March 31, 2007. No such asset sales occurred in the six months ended March 31, 2006.
Income Tax
     For the six months ended March 31, 2007, our income tax expense was $0.2 million as compared to a tax benefit of $0.3 million for the six months ended March 31, 2006. Since we have a full valuation allowance established on our net deferred tax assets, our fiscal 2007 tax provision consists of the federal alternative minimum tax, state taxes where loss carry forwards do not exist and increases to our tax deductible goodwill deferred tax liability.
Liquidity and Capital Resources
     We expect that our principal liquidity requirements will be for working capital, the development of new hospice programs, the development of new inpatient units, the acquisition of other hospice programs and capital expenditures. Other than working capital needs, these expenditures are at our election and we do not currently have material commitments for expenditures in these areas. Based on our current working capital requirements and existing capital commitments, we expect that our existing funds and cash flows from operations will be sufficient to fund our principal liquidity requirements for at least the next twelve months. Our future liquidity requirements and the adequacy of our available funds will depend on many factors, including payment for our services, regulatory changes and compliance with new regulations, expense levels, future development of new hospice programs, future development of new inpatient units, acquisitions of other hospice programs and capital expenditures.
     As of March 31, 2007, we had cash and cash equivalents and short-term investments of $43.8 million, working capital of approximately $44.8 million and the potential ability to borrow up to $50.0 million under our revolving credit and term loan facility based on borrowing base calculations, subject to lender approval and certain other restrictions as described in more detail below in “Debt”.
Six months ended March 31, 2007 compared to six months ended March 31, 2006.
     Net cash provided by operating activities for the six months ended March 31, 2007 was $0.6 million as compared to net cash used in operating activities of $10.5 million for the six months ended March 31, 2006. This decrease in net cash used in operating activities occurred because payments for Medicare Cap assessments were $6.0 million lower in the period ended March 31, 2007 than in the period ended March 31, 2006 due to the timing of annual payments. Also, accounts receivable balances in the period ending March 31, 2007 decreased $2.1 million while the accounts receivable balances in the period ended March 31, 2006 increased by $6.5 million. These increases in cash provided by operating activities were offset by a net loss in the period ending March 31, 2007 which was $2.3 million higher than the net loss in the period ended March 31, 2006 and a $1.1 million gain on sale of a hospice program.
     Net cash provided by investing activities was $0.9 million for the six months ended March 31, 2007 compared to $2.2 million of cash used in investing activities for the six months ended March 31, 2006. Cash used for equipment purchases was $1.4 million less in the six months ended March 31, 2007 than in the six months ended March 31, 2006. Also, $1.2 million of cash was received from the sale of the Cincinnati hospice program during the six months ended March 31, 2007. No program sales occurred during the six months ended March 31, 2006.

Net cash provided by financing activities was $0.1 million for the six months ended March 31, 2007 as compared to $0.2 million of cash provided by financing activities for the six months ended March 31, 2006. Cash provided by financing activities in both periods principally resulted from the exercise of employee stock options and employee stock purchases.
Debt
     In December 2004, we renewed our $30.0 million revolving line of credit and entered into a $20.0 million term loan agreement (this total of $50.0 million is collectively referred to herein as the “credit facility”). The credit facility is collateralized by substantially all of our assets, including cash, accounts receivable and equipment. Loans under the credit facility bear interest at an annual rate equal to the one-month London Interbank Borrowing Rate in effect from time to time plus 3.0-5.0%, depending upon our achieving certain financial ratios as described in the credit agreement. Accrued interest under the revolving line of credit and the term loan is due monthly.
     Under the revolving line of credit, we may (upon satisfaction of certain conditions and Lender’s waiver of a covenant default) borrow, repay and re-borrow an amount equal to the lesser of: (i) $30.0 million or (ii) 85% of the net value of eligible accounts receivable. The revolving line of credit can be used for working capital and general corporate purposes, including acquisitions. Under the $20.0 million term loan, borrowings are used for “permitted acquisitions” as defined in the credit agreement. The Lender will permit term loans provided our pro forma Debt Service Coverage Ratio, as defined in the credit agreement, does not fall below the specified ratio. (At March 31, 2007 we failed to meet the specified ratio). The maturity date of the credit facility is December 22, 2009. As of March 31, 2007, there was no balance outstanding on the revolving line of credit or on the term loan.
     The credit facility contains certain customary covenants including those that restrict our ability to incur additional indebtedness, pay dividends under certain circumstances, permit liens on property or assets, make capital expenditures, make certain investments and prepay or redeem debt or amend certain agreements relating to outstanding indebtedness. Because of recent operating losses, we are not in compliance with the credit facility’s debt service coverage ratio covenant and we would have to receive a lender waiver, which we have not requested, and complete certain administrative procedures in order to borrow under the current terms of the credit facility.
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
Critical Accounting Policies
     There have been no changes to our critical accounting policies during the six months ended March 31, 2007. Refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 for a summary of our critical accounting policies.

     Contractual Obligations
     The following table summarizes our significant contractual obligations at March 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. The total excludes amounts already recorded on our balance sheet as current liabilities as of March 31, 2007 (in thousands):

	Payments Due by Fiscal Year
Contractual Obligation	Total	2007 (1)	2008 - 2009	2010 - 2011	Thereafter
Operating lease obligations(2)	$25,592	$3,772	$13,804	$7,028	$988

1.	Represents payments to be made during the period of April 2007 through September 2007.

2.	Changes from our 2006 Annual Report are due to leases for new inpatient units and other lease extensions.
     The expected timing and amount of payment of the obligations discussed above are estimated based on current information. Timing of payments and actual amounts may be different depending on changes to agreed-upon amounts for some obligations.
     For the purpose of this table, contracted obligations are defined as agreements that are enforceable and legally binding on VistaCare and that specify all significant terms, including fixed or minimum quantities to purchase and approximate timing of the transaction.
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
Item 4. Controls and Procedures.
     (a) Evaluation of Disclosure Controls and Procedures.
     Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2007. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2007, our disclosure controls and procedures were (1) designed to ensure that information required to be disclosed by us is accumulated and communicated to management, including our CEO and CFO, by others within our organization to allow timely decisions regarding required disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (a) Sales of Unregistered Securities. Not Applicable.
     (b) Use of Proceeds from Registered Securities. Not Applicable.
     (c) Repurchases of Securities. We did not repurchase any of our securities during the six months ended March 31, 2007.
     (d) Restrictions Upon the Payment of Dividends. We are prohibited under our credit facility from paying any cash dividends if there is a default under the facility or if the payment of any cash dividends would result in default.
Item 3. Defaults Upon Senior Securities.
     Not Applicable.
4. Submission of Matters to a Vote of Security Holders.
     Our annual meeting of stockholders was held on February 1, 2007, in Phoenix, Arizona. On the record date for the annual meeting, 16,721,200 shares of common stock were outstanding and eligible to vote. A quorum was present at the annual meeting. The table below briefly describes the proposal and the results from the annual meeting of stockholders.

	Number of Shares Voted:
	For	Withheld
Election of Directors, each to serve a three-year term:
Jon M. Donnell	13,816,866	939,499
Perry G. Fine, M.D.	10,642,899	4,113,466
Jack A. Henry	10,634,299	4,122,066

	For	Against	Abstain
Ratification of selection of Ernst & Young LLP as the independent registered public accounting firm for the fiscal year ending September 30, 2007:	14,743,204	11,497	1,664
     In addition to the election of three directors at the annual meeting, the terms of five directors continued after the meeting. The continuing directors were James C. Crews, Geneva B. Johnson, Brian S. Tyler, PH.D., Pete A. Klisares and Richard R. Slager.

Item 5. Other Information.
     Not applicable.
Item 6. Exhibits.
     Exhibits: The exhibits are listed in the Exhibit Index to this report and are incorporated herein.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTACARE, INC.
	By:	/s/ Richard R. Slager
Date: May 9, 2007		Richard R. Slager
President and Chief Executive Officer

	By:	/s/ Henry L. Hirvela
Date: May 9, 2007		Henry L. Hirvela
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.