Form 10-Q
period 2007-06-30
VISTACARE, INC.
filed 2007-08-09
CIK 787030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐                      Accelerated filer ☑                      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of August 6, 2007, there were outstanding 16,855,042 shares of the issuer’s Class A Common Stock, $0.01 par value per share.

VistaCare, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
VISTACARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	June 30,	September 30,
	2007	2006
	(unaudited)	(note 1)
ASSETS
Current assets:
Cash and cash equivalents	$17,573	$21,583
Short-term investments	11,550	19,148
Patient accounts receivable (net of allowance for denials of $2,581 and $1,502 at June 30, 2007 and September 30, 2006, respectively)	35,758	27,600
Patient accounts receivable — room & board (net of allowance for denials of $1,013 and $692 at June 30, 2007 and September 30, 2006, respectively)	7,833	9,662
Prepaid expenses and other current assets	5,695	4,653
Tax receivable	1,395	1,375

Total current assets	79,804	84,021
Fixed assets, net	6,109	6,409
Goodwill	24,002	24,002
Other assets	2,850	5,360

Total assets	$112,765	$119,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$834	$2,591
Accrued expenses and other current liabilities	24,215	28,116
Accrued Medicare Cap	12,047	9,849

Total current liabilities	37,096	40,556
Deferred tax liability-non-current	1,338	1,144
Stockholders’ equity:
Class A Common Stock, $0.01 par value; authorized 33,000,000 shares; 16,855,043 and 16,610,500 shares issued and outstanding at June 30, 2007 and September 30, 2006, respectively.	168	166
Additional paid-in capital	112,244	110,378
Accumulated deficit	(38,081)	(32,452)

Total stockholders’ equity	74,331	78,092

Total liabilities and stockholders’ equity	$112,765	$119,792

See accompanying notes to consolidated financial statements.

VISTACARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share information)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net patient revenue	$59,888	$59,914	$179,847	$175,475
Operating expenses:
Patient care expenses	41,563	38,215	121,759	111,453
Sales, general and administrative expenses	20,285	20,623	62,501	61,675
Depreciation	576	636	1,783	1,875
Amortization	275	636	904	1,935
Loss on disposal of assets	388	38	530	185
Gain on sale of hospice program assets	—	—	(1,105)	—

Total operating expenses	63,087	60,148	186,372	177,123

Operating loss	(3,199)	(234)	(6,525)	(1,648)
Non-operating income (expense):
Interest income	371	338	1,211	1,017
Other expense	(45)	(39)	(127)	(132)

Total non-operating income, net	326	299	1,084	885

Net (loss) income before income taxes	(2,873)	65	(5,441)	(763)
Income tax (benefit) expense	(61)	258	188	(21)

Net loss	$(2,812)	$(193)	$(5,629)	$(742)

Net loss per share:
Basic net loss per share	$(0.17)	$(0.01)	$(0.34)	$(0.05)

Diluted net loss per share	$(0.17)	$(0.01)	$(0.34)	$(0.05)

Weighted average shares outstanding:
Basic	16,544	16,408	16,514	16,387

Diluted	16,544	16,408	16,514	16,387

See accompanying notes to consolidated financial statements.

VISTACARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	June 30,
	2007	2006
Operating activities
Net loss	$(5,629)	$(742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,783	1,875
Amortization	904	1,935
Share-based compensation	1,163	1,773
Deferred income tax expense (benefit)	194	(475)
Gain on sale of hospice program assets	(1,105)	—
Loss on disposal of assets	530	185
Changes in operating assets and liabilities:
Patient accounts receivable, net	(6,392)	(2,830)
Prepaid expenses and other	(731)	582
Payment of Medicare Cap assessments — decrease in accrued Medicare Cap	(1,453)	(6,211)
Increase in accrual for Medicare Cap	3,651	3,546
Accounts payable and accrued expenses	(5,659)	(5,730)

Net cash used in operating activities	(12,744)	(6,092)
Investing activities
Short-term investments purchased	(14,012)	(4,225)
Short-term investments sold	21,610	3,677
Purchases of equipment	(2,110)	(2,679)
Internally developed software expenditures	—	(357)
Proceeds from sale of hospice program assets	1,200	—
Decrease in other assets	1,341	7

Net cash provided by (used in) investing activities	8,029	(3,577)
Financing activities
Proceeds from issuance of common stock from exercise of stock options and employee stock purchase plan	705	364

Net cash provided by financing activities	705	364

Net decrease in cash and cash equivalents	(4,010)	(9,305)
Cash and cash equivalents, beginning of period	21,583	25,962

Cash and cash equivalents, end of period	$17,573	$16,657

Cash and cash equivalents and short-term investments, end of period	$29,123	$44,618

See accompanying notes to consolidated financial statements.

VistaCare, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2007
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
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007.
     Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation. This has no impact on previously reported results of operations or cash flow.
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
2. Share-Based Compensation
     The Company accounts for share-based compensation transactions according to the provisions of Statement of Financial Accounting Standards (“SFAS”) Statement No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. At June 30, 2007, the Company had two active stock option plans, an employee plan and a non-employee director plan. Employee stock option awards are granted at prices equal to the market value of the stock on the date of grant, and vest over a period determined at the time the options are granted, ranging from three to seven years, and generally have a maximum term of ten years. Non-employee director stock option awards are granted at prices equal to the market value of the stock on the date of grant. Market value under both plans means the closing price on the date of the grant as reported by the Nasdaq Stock Market. Each option granted under the director’s stock plan is immediately exercisable in full and generally has a maximum term of ten years. When options are exercised, new shares of the Company’s Class A common stock are issued.

VistaCare, Inc.
Notes to Consolidated Financial Statements (unaudited) — continued
     During the current fiscal year, the Company has issued more restricted share grants than stock options. The restricted shares are recorded as outstanding shares on the date the shares are granted. The employee or director who is given the grant is required to perform future service in order to receive the shares. The shares vest equally over a period determined at the time the restricted shares are granted, ranging from one to five years, with most grants vesting over five years. The fair value of the restricted stock grant is equal to the market value of the stock on the date of the grant.
     The fair value of each option or restricted share granted is amortized into compensation expense on a straight-line basis between the grant date of the award and the final vesting date of the award with 10% recorded as patient care expenses and 90% recorded as selling, general & administrative expenses in the accompanying Consolidated Statements of Operations.
     The Company estimates the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes option pricing model. The application of this valuation model involves estimates and management judgment that impacts the calculation of compensation expense related to the stock option awards. The key assumptions used in determining the fair value of options granted during the nine months ended June 30, 2007 and 2006 are as follows:

	Nine Months Ended	Nine Months Ended
	June 30, 2007	June 30, 2006
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	48%	50%
Risk-free interest rate range	4.4%	3.9% to 5.2%
Expected term (in years)	7.5	7.5
     The Company historically has not paid dividends and does not anticipate paying any dividends in the future. The expected stock price volatility is based on historical trading of the Company’s stock. The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected term of options has been an average of the contractual terms and vesting periods, and historical data, respectively.
     A summary of stock options within the Company’s share-based compensation plans and changes for the nine months ended June 30, 2007 is as follows:

		Weighted
	Number of	Average
	Shares Under	Exercise
	Option	Price
Outstanding at September 30, 2006	2,360,977	$15.60
Granted	20,000	12.23
Exercised	(102,482)	5.96
Terminated/expired	(540,356)	19.59

Outstanding at June 30, 2007	1,738,139	$14.86

     A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the nine months ended June 30, 2007 is as follows:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at September 30, 2006	166,600	$13.37
Granted	168,820	10.34
Vested	(31,600)	13.53
Forfeited	(41,200)	12.36

Nonvested at June 30, 2007	262,620	$11.56

     Total compensation costs for share-based awards for the nine months ended June 30, 2007 and 2006 were approximately $1.2 million and $1.9 million, respectively. As of June 30, 2007, there was $4.8 million of total unrecognized compensation cost related to

VistaCare, Inc.
Notes to Consolidated Financial Statements (unaudited) — continued
nonvested share-based compensation arrangements granted under all Company plans. That cost is expected to be recognized over a weighted-average period of 3.6 years.
     SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows in the Consolidated Statements of Cash Flow. During the nine months ended June 30, 2007 and 2006, the Company had no excess tax benefit related to stock option exercises.
3. Accrued Expenses and Other Current Liabilities
     A summary of accrued expenses and other current liabilities follows (in thousands):

	June 30,	September 30,
	2007	2006
Patient care expenses	$10,335	$10,674
Accrued administrative expenses and other current liabilities	4,293	4,412
Salaries and payroll taxes	2,910	5,723
Accrued workers’ compensation	2,715	3,133
Accrued paid time-off	2,020	2,080
Self-insured health expenses	1,701	1,749
Accrued taxes	241	345

Total accrued expenses and other current liabilities	$24,215	$28,116

4. Dilutive Securities
     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period plus the effect of potentially dilutive securities, including outstanding warrants and employee stock options (using the treasury stock method). The effect of potentially dilutive securities amounting to approximately 2.0 million shares and 2.8 million shares were not included in the diluted earnings per share calculations for the periods ended June 30, 2007 and 2006, respectively, because inclusion of the securities are either anti-dilutive due to the Company’s loss, or do not result in common stock equivalents based upon their strike price in relation to the market value of the Company’s stock plus unrecognized compensation.
     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net loss	$(2,812)	$(193)	$(5,629)	$(742)

Denominator:
Denominator for basic net loss per share — weighted average shares	16,544	16,408	16,514	16,387
Effect of dilutive securities:
Employee stock options	—	—	—	—

Denominator for diluted net loss per share — adjusted weighted average shares and assumed conversion	16,544	16,408	16,514	16,387

Net loss per share:
Basic net loss to stockholders	$(0.17)	$(0.01)	$(0.34)	$(0.05)
Diluted net loss to stockholders	$(0.17)	$(0.01)	$(0.34)	$(0.05)
5. Program Closures/Restructuring
     During the second quarter, the Company announced restructuring plans that include rationalization of sites, cost reductions, process improvements and organizational streamlining. The Company’s restructuring plans call for the remaining restructuring

VistaCare, Inc.
Notes to Consolidated Financial Statements (unaudited) — continued
initiatives to be phased in over an 18 month period with all initiatives implemented by December 31, 2008, the end of the first quarter of our fiscal year 2009. When completed, the restructuring will include the consolidation, closure or sale of 13 sites and 2 inpatient units and reductions in force at both the Corporate Headquarters and site locations. The Company estimates the cost of implementing these restructuring plans to include approximately $2.3 million for lease termination payments, $1.9 million for severance payments, $0.4 million for payment of miscellaneous site relocation expenses and $0.8 million of non-cash expense for the write off of fixed assets at closed locations, for a total cost of $5.4 million.
     The Company accounts for the costs of the restructuring in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Under SFAS No. 146, a liability for a cost associated with an exit or disposal activity is recognized at its fair value in the period in which the liability is incurred. Generally, restructuring costs consist of severance, lease termination payments, moving expenses and fixed asset write offs. Severance is accrued when the amount by employee is determined, communication with the employee has occurred and no future service is required. If future service is required, the cost of the related severance is accrued over the future service period. Lease termination expense is accrued when an agreement has been reached with the landlord and the site terminates operations. A site is considered closed when patients are no longer serviced from a particular location. Severance, early lease termination and other restructuring costs are recorded in sales, general and administrative expenses on the accompanying Consolidated Statements of Operations. Fixed asset write offs are recorded in Loss on Disposal of Assets on the accompanying Consolidated Statements of Operations. Any unpaid amounts are recorded in accrued expenses and other current liabilities on the accompanying Consolidated Balance Sheets. The number of programs closed through June 30, 2007 follows:

	Three months	Nine months
	ended June 30,	ended June 30,
	2007	2007
Hospice programs closed	1	5
Inpatient units closed	0	1

Total closures	1	6
     The following table summarizes total costs expensed for the restructuring program (in thousands):

	Three months	Nine months
	ended June 30,	ended June 30,
	2007	2007
Severance	$645	$1,164
Lease termination	62	474
Other	8	113

Total restructuring costs	$715	$1,751

     The following table summarizes activity related to the restructuring program accrual included in accrued expenses and other current liabilities (in thousands):

	Three months	Nine months
	ended June 30,	ended June 30,
	2007	2007
Balance at beginning of period	$430	$0
Charged to sales, general & administrative expenses	715	1,751
Deductions	(692)	(1,298)

Balance at end of period	$453	$453

VistaCare, Inc.
Notes to Consolidated Financial Statements (unaudited) — continued
     The Company closed two additional hospice programs during the fourth quarter of fiscal year 2007. The estimated cost of closing these programs, which will be charged to expense in the fourth quarter of fiscal 2007, is expected to be approximately $0.2 million for severance, lease termination costs and fixed asset write offs.
6. Sale of Program Assets
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
7. Debt
     The Company has a $30.0 million revolving line of credit and a $20.0 million term loan agreement (this total of $50.0 million is collectively referred to herein as the “credit facility”). The credit facility is collateralized by a lien on substantially all of the Company’s assets. The maturity date of the credit facility is December 22, 2009. As of June 30, 2007, there was no balance outstanding on the revolving line of credit or on the term loan. Because of recent operating losses, the Company is not in compliance with the credit facility’s debt service coverage ratio covenant and would have to receive a lender waiver, which has not been requested, and complete certain administrative procedures in order to borrow under the current terms of the credit facility.
8. Income Tax
     At the end of each interim period, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year and adjusts the quarterly rate, as necessary. The Company had a net loss through the third quarter of fiscal 2007 and is also expected to have a taxable loss for fiscal year 2007. Significant items affecting the difference between the Company’s net loss for financial reporting purposes and the taxable loss include the Medicare Cap accrual, stock option expense, amortization expense, and bad debt expense. The Company has established a full valuation allowance on its net deferred tax asset, excluding tax deductible goodwill.
     The Company had an income tax benefit during the three months ended June 30, 2007 and had income tax expense for the nine months ended June 30, 2007 due to the cumulative effect of a change in the estimated effective tax rate for the year. Certain separate return basis state income tax expenses are no longer expected to be incurred in 2007 which reduced the related state income tax provision from the estimated income tax rate for the year.
9. Litigation
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
10. Recent Accounting Pronouncements
     In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”). Under SFAS 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing whether fair value accounting is appropriate for any of the Company’s eligible items and have not yet determined the impact, if any, on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     We currently operate 50 hospice programs (“programs”) under 35 Medicare provider numbers including five inpatient units, serving approximately 5,100 patients in 14 states. Hospice services are provided predominately in the patient’s home or other residence of choice, such as a nursing home or assisted living community, or in a hospital or inpatient unit. Inpatient services are provided by us at our inpatient units and through leased beds at unrelated hospitals and skilled nursing facilities on a per diem basis.
     We are in the process of developing new inpatient units in Columbus, Georgia and San Antonio, Texas which should be opened prior to the end of December 2007.
     In order to monitor our financial performance, we prepare operating statements for each program, inpatient unit and Sales, General & Administrative (“SG&A”) department for each fiscal period. Management uses the information in these operating statements to improve the profitability of our operating units and control the cost of our support functions. To assess performance, management monitors the following, as well as other financial and operating statistics at the entity level and down to the individual operating unit when applicable:
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
     Net patient revenue is primarily the amount we are entitled to collect for our services, which is determined by the number of billable patient days, the level of care provided, the contracted reimbursement rate by payor which can vary by geographic area, adjusted for estimated Medicare Cap and estimated payment denials. Medicare reimbursements accounted for approximately 92% of our net patient revenue during the three and nine months ended June 30, 2007. We actively monitor each of our programs to determine when the programs have the potential to exceed the annual Medicare Cap and attempt to institute corrective actions to avoid a Medicare Cap charge. However, when we believe our corrective actions will not avoid a Medicare Cap charge, an estimate of the amount that could be repaid to Medicare is booked as a reduction to net patient revenue.
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
     Because we were not meeting our profit objectives, we announced restructuring plans that include rationalization of sites, cost reductions, process improvements and organizational streamlining. We began our restructuring efforts in the second quarter of fiscal year 2007 and our plans call for the remaining restructuring initiatives to be phased in over an 18 month period with all initiatives implemented by December 31, 2008, the end of the first quarter of our 2009 fiscal year. When completed, the restructuring plans will include the consolidation, closure or sale of 13 sites and 2 inpatient units and reductions in force at both the Corporate Headquarters and site locations. We anticipate the benefit from these cost cutting measures to result in approximately $45.0 million in annualized gross cost savings which will be partially offset by reductions in revenue of approximately $16.0 million due to site consolidations, closures or sales resulting in annual net savings of approximately $29.0 million. We estimate the cost of implementing these restructuring plans to be approximately $5.4 million including $2.3 million for lease termination payments, $1.9 million for severance payments, $0.4 million for payment of miscellaneous site relocation expenses and $0.8 million of non-cash expense for the write off of fixed assets at closed locations. The number of programs closed through June 30, 2007 follows:

	Three months	Nine months
	ended June 30,	ended June 30,
	2007	2007
Hospice programs closed	1	5
Inpatient units closed	0	1

Total closures	1	6
     The following table summarizes total costs expensed for the restructuring program (in thousands):

	Three months	Nine months
	ended June 30,	ended June 30,
	2007	2007
Severance	$645	$1,164
Lease termination	62	474
Other	8	113

Total restructuring costs	$715	$1,751

     The following table summarizes activity related to the restructuring program accrual included in accrued expenses and other current liabilities (in thousands):

	Three months	Nine months
	ended June 30,	ended June 30,
	2007	2007
Balance at beginning of period	$430	$0
Charged to sales, general & administrative expenses	715	1,751
Deductions	(692)	(1,298)

Balance at end of period	$453	$453

     The Company closed two additional hospice programs during the fourth quarter of fiscal year 2007. The estimated cost of closing these programs, which will be charged to expense in the fourth quarter of fiscal 2007, is expected to be approximately $0.2 million for severance, lease termination costs and fixed asset write offs.

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
Median length of stay: The midpoint of the total days of service provided to patients that were discharged during the period.
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

VISTACARE, INC.
HIGHLIGHTS
Results of Operations

	Three Months Ended	Three Months Ended	Twelve Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2007	June 30, 2006	September 30, 2006	June 30, 2007	June 30, 2006
Patient Statistics:
Average Daily Census (ADC)	5,089	5,213	5,218	5,109	5,206
Ending census on last day of period	5,137	5,265	5,256	5,137	5,265
Patient days	463,060	474,408	1,904,667	1,394,834	1,421,375
In-patient days (general in-patient)	7,533	5,681	21,753	20,217	15,638
Admissions	4,252	4,368	17,006	12,628	12,932
Diagnosis mix of admitted patients:
Cancer	32%	32%	32%	32%	31%
Alzheimers/Dementia	12%	12%	12%	13%	13%
Heart disease	17%	19%	19%	17%	19%
Respiratory	8%	9%	9%	9%	9%
Failure to thrive/Rapid decline	23%	22%	21%	22%	21%
All other	8%	6%	7%	7%	7%
Discharges	4,233	4,289	17,233	12,732	13,150
Average length of stay on discharged patients	110	109	110	111	112
Median length of stay on discharged patients	27	29	30	29	30

Program site Statistics:
Programs	50	57	56	50	57
In-patient units (included within a program)	5	5	5	5	5
Medicare provider numbers	35	37	37	35	37
Programs by ADC size
0-60 ADC	15	22	23	15	22
61-100 ADC	16	16	16	15	16
101-200 ADC	14	14	13	15	14
201+ ADC	5	5	4	5	5
Net patient revenue:
Net patient revenue (in millions)	$59.9	$59.9	$236.0	$179.9	$175.5
Net patient revenue per day of care	$129	$126	$124	$129	$123
Patient revenue payor %
Medicare	92.3%	92.5%	92.2%	92.3%	92.5%
Medicaid	4.1%	4.5%	4.4%	4.2%	4.5%
Private insurers and managed care	3.6%	3.0%	3.4%	3.5%	3.0%
Level of care % of patient revenue
Routine home care	92.2%	93.9%	94.1%	93.1%	94.7%
General in-patient care	6.8%	5.0%	4.9%	6.0%	4.3%
Continuous home care	0.8%	1.0%	0.8%	0.7%	0.8%
Respite in-patient care	0.2%	0.1%	0.2%	0.2%	0.2%
Level of care base Medicare per diem reimbursement rates in effect:
Routine home care	$130.79	$126.49	$126.49	$130.79	$126.49
General in-patient care	$581.82	$562.69	$562.69	$581.82	$562.69
Continuous home care	$763.36	$738.26	$738.26	$763.36	$738.26
Respite in-patient care	$135.30	$130.85	$130.85	$135.30	$130.85
Increase in base rates	3.4%	3.7%	3.7%	3.4%	3.7%
Hospice Medicare Cap per beneficiary	$21,410	$20,585	$20,585	$21,410	$20,585
Accrued Medicare Cap liability (in millions)	$12.0	$15.4	$9.8	$12.0	$15.4
Est. Med Cap reduct to patient rev. (in millions)	$1.0	$1.2	$6.8	$3.7	$3.5
Medicare Cap paid (in millions)	$1.3	$0.1	$15.0	$1.5	$6.2
Allowance for denials reserve (in millions)	$3.6	$2.7	$2.2	$3.6	$2.7

Expenses: (in millions)
Nursing home expenses	$12.6	$12.0	$48.8	$36.8	$35.6
Nursing home revenues	$(10.8)	$(11.0)	$(44.4)	$(32.1)	$(33.1)

Nursing home costs, net	$1.8	$1.0	$4.4	$4.7	$2.5

     The following table sets forth selected consolidated financial information as a percentage of net patient revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net patient revenue	100%	100%	100%	100%
Operating expenses:
Patient care expenses:
Salaries, benefits and payroll taxes	45.7%	42.4%	44.6%	41.3%
Pharmaceuticals	5.2%	5.0%	5.3%	4.9%
Durable medical equipment	4.7%	4.7%	4.6%	4.8%
Other (including in-patient arrangements, nursing home costs, net, purchased services, travel and supplies)	13.8%	11.7%	13.2%	12.5%

Total patient care expenses	69.4%	63.8%	67.7%	63.5%
Sales, general and administrative expenses:
Salaries, benefits and payroll taxes	19.9%	21.1%	20.4%	20.5%
Office leases	2.8%	2.8%	3.0%	2.9%
Other (including severance, travel, marketing and charitable contributions)	11.2%	10.5%	11.4%	11.7%

Total sales, general and administrative expenses	33.9%	34.4%	34.8%	35.1%
Depreciation and amortization	1.4%	2.1%	1.4%	2.2%
Loss on disposal of assets	0.6%	0.1%	0.3%	0.1%
Gain on sale of hospice program assets	—	—	0.6%	—
Operating loss	(5.3)%	(0.4)%	(3.6)%	(0.9)%
Non-operating income	0.5%	0.5%	0.6%	0.5%
Income tax (benefit) expense	(0.1)%	0.4%	0.1%	(0.0)%

Net loss	(4.7)%	(0.3)%	(3.1)%	(0.4)%

Three Months Ended June 30, 2007, Compared to Three Months Ended June 30, 2006
Net Patient Revenue
     Net patient revenue was unchanged at $59.9 million for the three months ended June 30, 2007 and 2006, respectively. Net patient revenue per day of care increased to approximately $129 per day for the three months ended June 30, 2007 from approximately $126 per day for the three months ended June 30, 2006. Net patient revenue was positively impacted by:
•	Medicare reimbursement rate increase of 3.4% effective October 1, 2006; and

•	an increase in inpatient days, which have a high per diem rate, to 7,533 days for the three months ended June 30, 2007, from 5,681 days for the three months ended June 30, 2006.

Net patient revenue was negatively impacted by:
•	A $1.3 million increase in our allowance for denials. The allowance increase was due to an increase in our accounts receivable and the age of our billed and unbilled accounts receivable. Although we review all accounts receivable to determine if they can be collected, our methodology tends to increase the allowance as the accounts receivable age;
•	a reduction in the number of hospice programs to 50 as of June 30, 2007 from 57 as of June 30, 2006; and
•	a decrease in ADC of 124 for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.
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
     We recorded reductions to net patient revenue of $1.0 million and $1.2 million for the three months ended June 30, 2007 and 2006, respectively, for the estimated cost of exceeding the annual Medicare Cap. The $1.0 million reduction to net patient revenue for Medicare Cap for the three months ended June 30, 2007 adjusts our year to date Medicare Cap expense to $3.7 million or 75% of the total estimated accrual for patient service dates during 2007, including pro-ration for estimated services that these 2007 patients may receive from other hospice programs. Our Medicare Cap liability accrual as of June 30, 2007 and September 30, 2006, was $12.0 million and $9.8 million, respectively.
     We also record reductions to net patient revenue for estimated payment denials, contractual adjustments (such as differences in payments by commercial payors) and subsequent changes to initial level of care determinations (made retroactively by VistaCare staff after initial admission). We recorded reductions to net patient revenue for these types of adjustments of $1.1 million for the three months ended June 30, 2007 and an increase to net patient revenue of $0.2 million for these types of adjustments in the three months ended June 30, 2006. The allowance increase was due to an increase in our accounts receivable and the age of our billed and unbilled accounts receivable. Although we review all accounts receivables to determine if they can be collected, our methodology tends to increase the allowance as the accounts receivable age. Our allowance for denials on patient accounts receivable and room and board as of June 30, 2007 and September 30, 2006 is $3.6 million and $2.2 million, respectively.
Patient Care Expenses
     Patient care expenses increased $3.4 million, or 8.9%, to $41.6 million for the three months ended June 30, 2007 from $38.2 million for the three months ended June 30, 2006. As a percentage of net patient revenue, patient care expenses increased to 69.4% for the three months ended June 30, 2007 from 63.8% for the three months ended June 30, 2006.
     Patient care salary expense increased $1.3 million for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 due mainly to wage increases and hiring additional patient care staff to enable us to continue providing high quality patient care. Health insurance costs increased $0.4 million and worker’s compensation costs increased $0.3 million when compared to the same quarter in the prior year primarily due to increasing claims. Pharmaceutical expense increased $0.1 million when compared to the three months ended June 30, 2006 mainly due to price increases. Mileage increased $0.2 million when compared to the quarter ended June 30, 2006 mainly due to an increase in the mileage reimbursement rate.
     Another factor affecting patient care expenses was an increase in net room and board expenses of $0.8 million for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Nursing home revenue decreased by approximately $0.2 million to $10.8 million for the three months ended June 30, 2007 from $11.0 million for the three months ended June 30, 2006. Nursing home expenses totaled approximately $12.6 million and $12.0 million for the three months ended June 30, 2007 and 2006, respectively. Nursing home costs, net were $1.8 million and $1.0 million for the three months ended June 30, 2007 and 2006, respectively.
Sales, General and Administrative Expenses
     Sales, general and administrative (“SG&A”) expenses decreased $0.3 million, or 1.5%, to $20.3 million for the three months ended June 30, 2007 from $20.6 million for the three months ended June 30, 2006. As a percentage of net patient revenue, SG&A expenses decreased to 33.9% for the three months ended June 30, 2007 from 34.4% for the three months ended June 30, 2006.
     SG&A expense was impacted during the quarter by implementation of our restructuring plans. Salary expense decreased $0.5 million when compared to the quarter ended June 30, 2006 primarily due to reductions in force implemented as part of our restructuring. Severance expense for the period increased $0.3 million over the same quarter last year also due to our reductions in force. In the quarter ended June 30, 2007, stock compensation expense decreased $0.6 million when compared to the same quarter last year due to reductions in force and the change in our compensation philosophy to reduce stock grants. Expense for outside consultants increased $0.4 million over the quarter ended June 30, 2006 primarily due to our need for temporary help. Worker’s compensation costs increased $0.2 million when compared to the same quarter in the prior year primarily due to increasing claims.
Loss on Disposal of Assets
     In the quarter ended June 30, 2007 we wrote off $0.4 million of internally developed software that had become obsolete.
Income Tax
     We record income taxes under the liability method as required by Financial Accounting Standards Board Statement No. 109,

Accounting for Income Taxes. Due to our recent operating losses, we recorded a full valuation allowance which was equal to our deferred tax assets, less the deferred tax liabilities expected to reverse and become taxable income, excluding tax deductible goodwill.
     For the three months ended June 30, 2007, we had an income tax benefit of $0.1 million as compared to an income tax expense of $0.3 million for the three months ended June 30, 2006. Since we have a full valuation allowance established on our net deferred tax assets, with the exception of indefinite life tax deductible goodwill, our fiscal 2007 tax provision consists of state taxes where loss carry forwards do not exist, a benefit from a state net operating loss carry back and increases to our tax deductible goodwill deferred tax liability. In the quarter ended June 30, 2006 we had not established a valuation allowance.
Nine months ended June 30, 2007, Compared to Nine months ended June 30, 2006
Net Patient Revenue
     Net patient revenue increased $4.4 million, or 2.5%, to $179.9 million for the nine months ended June 30, 2007, as compared to $175.5 million for the nine months ended June 30, 2006. Net patient revenue per day of care increased to approximately $129 per day for the nine months ended June 30, 2007 from approximately $123 per day for the nine months ended June 30, 2006. Overall increases in net patient revenue were due to:
•	Medicare reimbursement rate increase of 3.4% effective October 1, 2006; and

•	an increase in inpatient days, which have a high per diem rate, to 20,217 days for the nine months ended June 30, 2007, from 15,638 days for the nine months ended June 30, 2006.
     These increases were partially offset by:
•	A $0.8 million increase in our allowance for denials. The allowance increase was due to an increase in our accounts receivable and the age of our billed and unbilled accounts receivable. Although we review all accounts receivable to determine if they can be collected, our methodology tends to increase the allowance as the accounts receivable age;

•	a reduction in the number of hospice programs to 50 as of June 30, 2007 from 57 as of June 30, 2006; and

•	a decrease in ADC of 97 for the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006.
     We recorded reductions to net patient revenue of approximately $3.7 million and $3.5 million for the nine months ended June 30, 2007 and 2006, respectively, for the estimated cost of exceeding the annual Medicare Cap limit. The $3.7 million reduction to net patient revenue for Medicare Cap for the nine months ended June 30, 2007 represents 75% of the total estimated accrual for patient service dates during 2007, including pro-ration for estimated services that these 2007 patients may receive from other hospice programs. Our Medicare Cap liability accrual as of June 30, 2007 and September 30, 2006, was $12.0 million and $9.8 million, respectively.
     We also record reductions to net patient revenue for estimated payment denials, contractual adjustments (such as differences in payments by commercial payors) and subsequent changes to initial level of care determinations (made retroactively by VistaCare staff after initial admission). We recorded reductions to net patient revenue for these types of adjustments of $2.4 million and $1.5 million for the nine months ended June 30, 2007 and 2006, respectively. The allowance increase was due to an increase in our accounts receivable and the age of our billed and unbilled accounts receivable. Although we review all accounts receivable to determine if they can be collected, our methodology tends to increase the allowance as the accounts receivable age. Our allowance for denials on patient accounts receivable and room and board as of June 30, 2007 and September 30, 2006 is $3.6 million and $2.2 million, respectively.
Patient Care Expenses
     Patient care expenses increased $10.3 million, or 9.2%, to $121.8 million for the nine months ended June 30, 2007 from $111.5 million for the nine months ended June 30, 2006. As a percentage of net patient revenue, patient care expenses increased to 67.7% for the nine months ended June 30, 2007 from 63.5% for the nine months ended June 30, 2006.
     Patient care salary expense increased $5.0 million for the nine months ended June 30, 2007 as compared to the nine months ended

June 30, 2006 due in part to wage increases and hiring additional patient care staff to enable us to continue providing high quality patient care. Salary expense was negatively affected by excess costs associated with revamping the Indiana programs following last year’s decertification and the operation of three new inpatient units for the entire nine month period. Inpatient units have higher salary expense than hospice home care programs. Health insurance costs increased $2.0 million as compared to the same nine month period in the prior year primarily due to increasing claims. Pharmaceutical expense increased $0.9 million in the nine months ended June 30, 2007 when compared to the nine months ended June 30, 2006 mainly due to price increases and an increase in GIP days which have a higher pharmacy cost per day.
     Another factor impacting patient care expenses was an increase in net room and board expenses of $2.2 million for the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2006. Nursing home revenue decreased by approximately $1.0 million to $32.1 million for the nine months ended June 30, 2007 from $33.1 million for the nine months ended June 30, 2006. Nursing home expenses totaled approximately $36.8 million for the nine months ended June 30, 2007 as compared to $35.6 million for the nine months ended June 30, 2006. Nursing home costs, net were $4.7 million and $2.5 million for the nine months ended June 30, 2007 and 2006, respectively.
Sales, General and Administrative Expenses
     SG&A expenses increased $0.8 million, or 1.3%, to $62.5 million for the nine months ended June 30, 2007 from $61.7 million for the nine months ended June 30, 2006. As a percentage of net patient revenue, SG&A expenses decreased to 34.8% for the nine months ended June 30, 2007 from 35.1% for the nine months ended June 30, 2006.
     Salary expense increased $0.3 million when compared to the nine month period ended June 30, 2006 primarily due to cost increases however the increase over last year has declined and should continue to decline due to the reductions in force that we have instituted as part of our restructuring efforts. Severance expense related to our restructuring was $0.7 million for the nine month period ended June 30, 2007 while lease buyout expense for programs closed in the restructuring totaled $0.4 million. These increases were offset by a reduction of $0.7 million for stock compensation expense, due in part to our reductions in force and the change in our compensation philosophy to reduce stock grants, a $0.2 million reduction in relocation expense and a $0.4 million reduction in bonus expense due to lower anticipated bonus payouts.
Loss on Disposal of Assets
     In the nine months ended June 30,2007 we wrote off $0.4 million of internally developed software that had become obsolete.
Gain on Sale of Program Assets
     We recorded a $1.1 million gain on the sale of certain operating assets of our Cincinnati, Ohio program during the nine months ended June 30, 2007. No such asset sales occurred in the nine months ended June 30, 2006.
Income Tax
     For the nine months ended June 30, 2007, our income tax expense was $0.2 million as compared to a tax benefit of $21,000 for the nine months ended June 30, 2006. Since we have a full valuation allowance established on our net deferred tax assets, excluding tax deductible goodwill, our fiscal 2007 tax provision consists of state taxes where loss carry forwards do not exist, a benefit from a state net operating loss carry back and increases to our tax deductible goodwill deferred tax liability.
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
     Because we were not meeting our profit objectives, we began a restructuring effort in the second quarter of fiscal year 2007 that will be phased in over an 18 month period with all restructuring initiatives implemented by December 31, 2008, the end of the first quarter of our 2009 fiscal year. We anticipate the benefit from this restructuring effort to result in approximately $45.0 million in annualized gross cost savings which will be partially offset by reductions in revenue of approximately $16.0 million due to site consolidations, closures or sales resulting in annual net savings of approximately $29.0 million. Currently, we estimate our future cash outlays to be approximately $3.4 million to implement these initiatives. We anticipate all costs to be paid by June 30, 2008, the end of the third quarter of our fiscal year 2008.
     Our accounts receivable have increased and our cash has decreased when compared to the balances at year end September 30, 2006 due mainly to the timing of payments from Medicare. We have received Medicare Additional Development Requests (ADR) from our third party intermediary Palmetto GBA. These periodic standard requests for additional information on selected claims delay payment on the listed claims and all subsequent claims. After Palmetto GBA reviews the additional information provided, these claims and future claims will be paid under normal payment terms. We estimate the delay in accounts receivable payments to be approximately $8.2 million at June 30, 2007. This amount may increase in the future because the review process is continuing at between 8 to 13 programs. Any denials will be appealed.
     As of June 30, 2007, we had cash and cash equivalents and short-term investments of $29.1 million, working capital of approximately $42.7 million and the potential ability to borrow up to $50.0 million under our revolving credit and term loan facility based on borrowing base calculations, subject to lender approval and certain other restrictions as described in more detail below in “Debt”.
Nine months ended June 30, 2007 compared to nine months ended June 30, 2006.
     Net cash used in operating activities was $12.7 million and $6.1 million for the nine months ended June 30, 2007 and 2006, respectively. The increase in net cash used in operating activities occurred because the net loss for the nine months ended June 30, 2007 was $5.6 million compared to a net loss of $0.7 million in the nine months ended June 30, 2006. Also, a $1.1 million gain on sale of a hospice program occurred during the nine months ended June 30, 2007. No such gain occurred during the nine months ended June 30, 2006. Increases in accounts receivable during the nine months ended June 30, 2007 were $3.6 million more than in the nine months ended June 30, 2006. These increases in cash used in operating activities were partially offset because payments for Medicare Cap assessments were $4.8 million lower in the period ended June 30, 2007 than in the period ended June 30, 2006 due to the timing of annual payments.
     Net cash provided by investing activities was $8.0 million for the nine months ended June 30, 2007 compared to $3.6 million of cash used in investing activities for the nine months ended June 30, 2006. Cash provided by net investment sales was $7.6 million during the nine months ended June 30, 2007 while $0.5 million was used to purchase investments in the nine months ended June 30, 2006. Cash provided by other assets was $1.3 million higher in the nine months ended June 30, 2007 than in the same period last year. Also, $1.2 million of cash was received from the sale of the Cincinnati hospice program during the nine months ended June 30, 2007. No program sales occurred during the nine months ended June 30, 2006.
     Net cash provided by financing activities was $0.7 million and $0.4 million for the nine months ended June 30, 2007 and 2006, respectively. Cash provided by financing activities in both periods principally resulted from the exercise of employee stock options and employee stock purchases.
Debt
     In December 2004, we renewed our $30.0 million revolving line of credit and entered into a $20.0 million term loan agreement (this total of $50.0 million is collectively referred to herein as the “credit facility”). The credit facility is collateralized by substantially all of our assets, including cash, accounts receivable and equipment. Loans under the credit facility bear interest at an annual rate equal to the one-month London Interbank Borrowing Rate in effect from time to time plus 3.0% — 5.0%, depending upon our achieving certain financial ratios as described in the credit agreement. Accrued interest under the revolving line of credit and the term loan is due monthly.
     Under the revolving line of credit, we may (upon satisfaction of certain conditions and lender’s waiver of a covenant default) borrow, repay and re-borrow an amount equal to the lesser of: (i) $30.0 million or (ii) 85% of the net value of eligible accounts receivable. The revolving line of credit can be used for working capital and general corporate purposes, including acquisitions. Under the $20.0 million term loan, borrowings are used for “permitted acquisitions” as defined in the credit agreement. The lender will permit term loans provided our pro forma Debt Service Coverage Ratio, as defined in the credit agreement, does not fall below the specified ratio (at June 30, 2007, we failed to meet the specified ratio). The maturity date of the credit facility is December 22, 2009. As of June 30, 2007, there was no balance outstanding on the revolving line of credit or on the term loan.

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
Critical Accounting Policies
     There have been no changes to our critical accounting policies during the nine months ended June 30, 2007. Refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 for a summary of our critical accounting policies.
Recent Accounting Pronouncements
     In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”). Under SFAS 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing whether fair value accounting is appropriate for any of our eligible items and have not yet determined the impact, if any, on our consolidated financial statements.
Contractual Obligations
     The following table summarizes our significant contractual obligations at June 30, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. The total excludes amounts already recorded on our balance sheet as current liabilities as of June 30, 2007 (in thousands):

	Payments Due by Fiscal Year
Contractual Obligation	Total	2007 (1)	2008 - 2009	2010 - 2011	Thereafter
Operating lease obligations(2)	$23,537	$1,813	$13,440	$7,178	$1,106

1.	Represents payments to be made during the period of July 2007 through September 2007.

2.	Changes from our 2006 Annual Report are due to leases for new inpatient units, certain lease extensions and lease terminations due to site closures.

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
Item 4. Controls and Procedures.
     (a) Evaluation of Disclosure Controls and Procedures.
     Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2007. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2007, our disclosure controls and procedures were (1) designed to ensure that information required to be disclosed by us is accumulated and communicated to management, including our CEO and CFO, by others within our organization to allow timely decisions regarding required disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.
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
Item 1A. Risk Factors.
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2006, which could materially affect our financial condition, results of operations or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known or that are currently deemed to be immaterial may also have a material adverse affect on our financial condition, results of operations and future results. There have been no material changes from the risk factors disclosed in the 2006 Form 10-k.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (a) Sales of Unregistered Securities. Not applicable.
     (b) Use of Proceeds from Registered Securities. Not applicable.
     (c) Repurchases of Securities. We did not repurchase any of our securities during the nine months ended June 30, 2007.
     (d) Restrictions Upon the Payment of Dividends. We are prohibited under our credit facility from paying any cash dividends if there is a default under the facility or if the payment of any cash dividends would result in default.
Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.
Item 5. Other Information.
     Not applicable.
Item 6. Exhibits.
     Exhibits: The exhibits are listed in the Exhibit Index to this report and are incorporated herein.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTACARE, INC.

Date: August 8, 2007	By: /s/ Richard R. Slager

Richard R. Slager
President and Chief Executive Officer

Date: August 8, 2007	By: /s/ Henry L. Hirvela

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