Form 10-K
period 2007-09-30
VISTACARE, INC.
filed 2007-12-11
CIK 787030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s Class A Common Stock, held by non-affiliates, based on the closing price (as reported by Nasdaq $8.70) of such Class A Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter (March 31, 2007) was approximately $143,826,973. For purposes of this calculation, the Registrant has excluded the market value of all common stock beneficially owned by all executive officers and directors of the Registrant.

As of December 4, 2007, there were outstanding 16,867,692 shares of the Registrant’s Class A Common Stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2008 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein.

PART I

Item 1.	Business

Overview

VistaCare, Inc. (VistaCare, Company or “we” or similar pronoun), is a Delaware corporation, organized in 1998, providing care designed to address the physical, emotional, and spiritual needs of patients with a terminal illness and the support of their family members through interdisciplinary teams of physicians, nurses, home health aides, social workers, spiritual and other counselors and volunteers. Hospice services are provided predominately in the patient’s home or other residence of choice, such as a nursing home or assisted living community, or in a hospital or inpatient unit. Inpatient services are provided by VistaCare at its inpatient units and through leased beds at unrelated hospitals and skilled nursing facilities on a per diem basis. Our mission is to provide superior and financially responsible care for the physical, spiritual and emotional needs of our patients and their families, while maintaining a supportive environment for our employees. VistaCare provides services in Alabama, Arizona, Colorado, Georgia, Indiana, Massachusetts, New Mexico, Nevada, Ohio, Oklahoma, Pennsylvania, South Carolina, Texas and Utah.

Recent Developments

During the year ended September 30, 2007, our Board of Directors concluded that maximization of shareholder value required a thorough and objective analysis of all strategic alternatives available to us including a restructuring of the Company and a possible sale or merger. The Board of Directors established a Special Committee to oversee the strategic alternatives review process. The Special Committee is chaired by our lead independent director, and includes three additional independent directors. The Special Committee retained RA Capital Advisors LLC, a private investment bank, to assist it and our Board of Directors with the restructuring plan and the assessment of strategic alternatives.

As part of this process, we announced a restructuring plan during our 2007 fiscal year that included rationalization of sites, cost reductions, process improvements and organizational streamlining. We began implementing the restructuring plan at the end of the second quarter of our 2007 fiscal year and our plan calls for the restructuring initiatives to be phased in over an 18 month period with all initiatives currently expected to be implemented by December 31, 2008, the end of the first quarter of our 2009 fiscal year. The restructuring plan calls for the consolidation, closure or sale of 13 sites and 2 inpatient units and reductions in force at both the corporate headquarters and site locations. As of September 30, 2007, we operated 47 hospice programs and six inpatient units serving patients in 14 states with a census of approximately 5,000 patients. Our count of hospice programs and inpatient units at September 30, 2007 is net of the closure of 8 hospice programs and 1 inpatient unit closed during fiscal 2007 as part of our restructuring initiative.

As of September 30, 2007, our accounts receivable balance has increased and our cash and short-term investment balances have decreased when compared to the balances at September 30, 2006 due mainly to the timing of payments from Medicare. We have received a significant number of Medicare Additional Development Requests (“ADR”) from our third party fiscal intermediary Palmetto GBA beginning in November 2006. These periodic standard requests for additional information on selected claims delay payment on the listed claims and adversely affect claims billing activity for the entire program. After Palmetto GBA reviews the additional information provided, these claims and future claims are expected to be paid under normal payment terms but the sequential billing model prevents a hospice program from billing for services to a patient until the prior billing periods pertaining to the patient have been reimbursed. At this time, we believe we have adequately reserved for any claim denials. We estimate the delay in accounts receivable payments to be approximately $11.2 million at September 30, 2007. We anticipate continuing delays in payment in the near future because at September 30, 2007, the review process was continuing for 18 sites reported under 10 provider numbers.

Our Competitive Strengths

We believe a number of factors differentiate us from our competitors and provide us with important competitive advantages.

We Benefit from Being One of the Nation’s Largest Hospice Care Providers.   As a result of having a patient census among the highest of all hospice providers in the United States, we are able to negotiate volume discounts on the purchase of pharmaceuticals, durable medical equipment and medical supplies, enter into favorable contracts with private insurers and pharmacy benefit managers and to spread certain fixed expenses, such as corporate overhead, information technology and marketing, over a large patient population. In addition, the geographic scope of our operations gives us a competitive advantage in developing referral relationships with national and regional hospitals, nursing homes, health care providers and assisted living companies who, we believe, often seek the administrative and service consistency benefits resulting from working with a limited number of providers.

We Have Implemented a Highly Effective Pharmacy Cost Control System.  Pharmaceuticals represent our second largest category of patient care expenses. To manage this expense, we have developed and implemented a comprehensive pharmacy cost management process. This process has allowed us to achieve an average daily pharmacy cost per patient that is significantly lower than the industry average. Our pharmacy cost management process involves:

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

We Provide “Comprehensive Care” to Hospice-Eligible Patients.  Our service philosophy is to provide hospice care to all patients who are eligible to receive hospice care under Medicare guidelines, regardless of the complexity of their illness. We call this philosophy “comprehensive care”. In a May 2002 report to Congress, the Medical Payment Advisory Commission (MedPAC) concluded that many patients who meet Medicare hospice eligibility requirements currently have problems accessing hospice care because of restrictive admission criteria on the part of some hospice care providers. In fact, a July 2007 article in the New England Journal of Medicine asserts that fewer than one in 40 hospice providers have the resources necessary to operate with such a comprehensive care philosophy. This philosophy enables us to remove barriers to hospice care access and to achieve important competitive advantages, including:

•	Building strong relationships with our referral sources. We believe that our comprehensive care philosophy helps us build strong relationships with our referral sources because we will accept all hospice-eligible patients referred to us; and

•	Greater utilization of our services, resulting in lower direct care expenses. Patient care expenses are generally higher during the initial and latter days of care. In the initial days of care, expenses tend to be higher because of the initial purchases of pharmaceuticals, medical equipment and supplies and the administrative expenses of determining the patient’s hospice eligibility, registering the patient and organizing the plan of care. In the latter days of care, expenses also tend to be higher because patients generally require more services, especially pharmaceuticals and nursing care, due to their deteriorating medical condition. Therefore, when we increase the number of days a patient stays in our care, we increase the number of lower cost days over which our expenses are spread although extensively longer stays can have the benefit reduced if the Medicare Cap limitation commences (refer to “Program Limits on Hospice Care Payments”). Our comprehensive care philosophy involves a commitment on the part of all our staff to encourage patients to use our services, and referral sources to refer patients, at the earliest stage of hospice eligibility.

We Have an Experienced Management Team.  We have assembled a management team at both the corporate and program level with the clinical, operating, regulatory and business experience to grow our company and operate it efficiently. Our senior clinical, compliance and operations executives have an average of 18 years experience in the hospice care industry.

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

Marketing and Referral Relationships

The primary focus of our marketing activities is on increasing patient referrals from existing referral sources and establishing new referral sources. Our referral sources include:

•	hospitals;

•	physicians;

•	nursing homes;

•	assisted living communities;

•	home health organizations;

•	home care (non-medical) organizations;

•	managed care companies;

•	community social service organizations;

•	religious organizations;

•	patients and families; and

•	VistaCare employees.

Historically, we dedicated relatively few resources to formal marketing activities, believing that most referrals were the result of “word of mouth” amongst referral sources and families. Beginning in 2002, as the number of hospice providers in the United States increased significantly, we implemented a standardized sales and marketing strategy. A key element of this strategy has been the investment in the hiring, training and development of a direct sales team.

Each of our hospice care programs has a marketing team led by the program’s executive director. A program typically employs between two and three professional relations representatives. At September 30, 2007, we employed 107 professional relations representatives company-wide. Consistent with our belief that marketing is a team effort, each program’s marketing team is supported by other program employees, including admissions coordinators, patient care managers, medical directors, spiritual care coordinators, social workers, counselors and nurses. Each professional relations representative seeks to develop patient referral sources located in the representative’s territory by regularly calling on those referral sources and educating them regarding our services and hospice care generally. Our professional relations representatives — along with our clinical staff — provide feedback to those sources regarding the status of referred patients, as appropriate. Our marketing efforts also include educational seminars for physicians and hospital personnel and community-based events.

All sales representatives are responsible for developing referral relationships within their respective territories. We support the training and development of our direct sales organization by providing both Professional Selling Skills seminars and extensive product training. In late 2006, we invested in a Sales Force Automation (“SFA”) / Customer Relationship Management (“CRM”) program to heighten sales team efficiencies, ensure better sales activity tracking, drive direct campaigning initiatives, and generate referral leads from new referral sources.

We also employ an in-house Marketing and Communications department which supports our sales teams with weekly CRM-based direct marketing campaigns to referral sources and maintains an extensive library of marketing materials and clinical tools to help the sales team communicate effectively with a variety of referral types. This department also drives company-wide product and program development initiatives, supports targeted community and physician-directed marketing programs, organizes the Company’s advertising, and public relations initiatives; and manages the Company’s internet presence including a corporate web site that delivers an average of 150-200 new patient referrals each month.

Funding Hospice Care: Medicare, Medicaid and Other Sources

Medicare is the largest payor for hospice services. Hospice care is also covered by most private insurance plans, and 45 states and the District of Columbia provide hospice coverage to their Medicaid beneficiaries.

The table below sets forth the percentage of our net patient revenue derived from Medicare, Medicaid, private insurers and managed care payors for the years indicated.

	Year Ended
	September 30,	September 30,	September 30,
Payors	2007	2006	2005

Medicare	92.3%	92.2%	92.5%
Medicaid	4.1%	4.4%	4.6%
Private insurers and managed care	3.6%	3.4%	2.9%

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

	Base Medicare per Diem
	Reimbursement Rates
	October 1,	October 1,	October 1,
	2006	2005	2004
	through	through	through
	September 30,	September 30,	September 30,
Level of Care	2007	2006	2005

Routine Home Care	$130.79	$126.49	$121.98
General Inpatient Care	$581.82	$562.69	$542.61
Continuous Home Care	$763.36	$738.26	$711.92
Respite Inpatient Care	$135.30	$130.85	$126.18

Medicare, Medicaid, most private insurers and managed care providers pay for hospice care at a daily or hourly rate that varies depending on the level of care provided. The table below sets forth the percentage of our net patient revenue generated under each of the four Medicare levels of care for the periods indicated:

	Year Ended
	September 30,	September 30,	September 30,
Level of Care	2007	2006	2005

Routine home care	93.0%	94.1%	95.4%
General inpatient care	6.1%	4.9%	3.7%
Continuous home care	0.7%	0.8%	0.7%
Respite inpatient care	0.2%	0.2%	0.2%

Overview of Government Payments

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

•	Routine Home Care. We are paid the routine home care rate for each day that a patient is in our program and is not receiving one of the other levels of care or when a patient is receiving hospital care for a condition that is not related to his or her terminal illness. We are paid the same daily rate regardless of the volume or intensity of the services provided to the patient and his or her family.

•	General Inpatient Care. General inpatient care is provided when a patient requires inpatient services for a short period for pain control or symptom management that typically cannot be provided in other settings. General inpatient care services must be provided in a contracted Medicare or Medicaid certified hospital or long-term care facility or at a freestanding inpatient hospice unit with the required registered nurse staffing.

•	Continuous Home Care. Continuous home care is provided only during periods of crisis when a hospice patient requires predominantly nursing care to achieve palliation or management of acute medical problems in the patient’s residence. Medicare requires that at least eight hours of services be provided (licensed nursing care must be provided for at least half of the time) within a single day in order to qualify for reimbursement under the continuous home care provisions. While the Medicare published continuous home care rates are daily rates, Medicare actually pays for continuous home care services on an hourly basis. This hourly rate can be obtained by dividing the daily rate by 24.

•	Respite Inpatient Care. Respite care permits a hospice patient to receive services on an inpatient basis for a short period of time in order to relieve the patient’s family or other caregivers from the demands of caring for the patient. We can receive payment for respite care provided to a patient for up to five consecutive days at a time on an occasional basis. Any additional consecutive days of respite care will be reimbursed at the routine home care rate.

Program Limits on Hospice Care Payments.  Medicare payments for hospice services are subject to two limits or “Caps,” both of which are assessed on a provider-wide basis. Within our business, we have 34 separate provider numbers for Medicare Cap purposes, each of which includes one or more of our 47 programs.

The first of these two Caps applies only to Medicare inpatient services. Specifically, if the number of inpatient care days of any hospice program provided to Medicare beneficiaries exceeds 20% of the total days of hospice care such program provides to all patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine home care rate. None of VistaCare’s hospice programs exceeded the payment limits on inpatient services in the years ended September 30, 2007, 2006 and 2005.

The second Cap is a limit on the total amount of Medicare payments that will be made to each of our programs operating under distinct provider numbers. This Medicare Cap amount is the aggregate limitation on annual reimbursement on a per beneficiary basis, and is revised annually to account for inflation. The Medicare Cap year for establishing a limit on the total amount paid to a provider begins on November 1 of each year and ends on October 31 of the following year. The Medicare Cap amount for any given year is usually announced by CMS during the latter part of that Medicare Cap year. As a result, a provider must estimate the Medicare Cap amount for the current Medicare Cap year based upon the prior year’s Medicare Cap amount and the anticipated inflation factor until the new rates are announced. For the Medicare Cap year ended October 31, 2007, the Medicare Cap was $21,410.04 per beneficiary. Medicare and Medicaid currently provide for an annual adjustment of the various hospice payment rates based on the increase or decrease of the Medical Care Services category as published by the Consumer Price Index. Hospice rate increases have historically been less than actual inflation. Compliance with the Medicare Cap is not determined on the basis of an individual beneficiary’s experience, but is measured by calculating the total Medicare payments received under a given provider number with respect to services provided to all Medicare hospice care beneficiaries served within the provider number between each November 1 and October 31 of the following year (the “Medicare Cap year”). The result is then compared with the product of the Medicare Cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice provider during the relevant period (September 28 of each year and September 27 of the following year). There are further negative adjustments for the Medicare Cap calculation to the extent any of our first time beneficiaries are later admitted for hospice care to another provider, and there are also positive adjustments for beneficiaries with a previous hospice election in another provider’s program who are admitted to one of our hospice providers. Those adjustments are pro-rated based on the patient’s total days of service. If actual Medicare reimbursements paid to the provider during the Medicare Cap year exceed the Medicare Cap amount calculated, Medicare requires that we repay the difference to Medicare.

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

In the same August 26, 2005 CMS transmittal, CMS announced “CMS has determined that the hospice Medicare Cap amount of the Medicare Cap year ending October 31, 2004, was incorrectly computed”. That transmittal indicated that “additional instructions regarding this will be published in a separate transmittal”. The August 26, 2005 CMS transmittal did not include the corrected hospice Medicare amounts. On April 20, 2007, CMS published the correction of Hospice Cap retroactively correcting the 2004 Medicare Cap and 2003 Medicare Cap. We received the correction assessments for 2003 and 2004 by the July 31, 2007 deadline. We paid approximately $3.3 million for the correction assessments. We had approximately $3.8 million in our Accrued Medicare Cap liability related to these correction assessments. The $0.5 million difference between our accrual and the actual payments was recognized as a reduction to Medicare Cap expense during the year ended September 30, 2007.

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

We believe that there are no realistic alternative assumptions upon which to estimate Medicare Cap liability.

Throughout the year, we review our operating results and previous year assessment and adjust our estimates of potential Medicare Cap liability from the projection model.

The accuracy of our estimates is affected by many factors, including:

•	the actual number of Medicare beneficiary patient admissions and discharges and the dates of occurrence of each;

•	the average length of stay within each provider number, with those provider groups having patients averaging over 180 days most likely to generate Medicare Cap exposure;

•	fluctuations in weekly enrollment and/or discharges;

•	our success in implementing corrective measures;

•	possible enrollment of beneficiaries in our providers who, without our knowledge, may have previously elected Medicare hospice coverage through another hospice provider and whose Medicare Cap amount is prorated for the days of service for the previous hospice admission;

•	possible enrollment of beneficiaries with another hospice provider who had been on previous hospice service with one of our own hospice providers and whose Medicare Cap amount is prorated between the providers for the days of service for the subsequent hospice admission;

•	fiscal intermediary disallowances of certain beneficiaries and changes in calculation methodology;

•	uncertainty surrounding length of patient stay in various patient groups, particularly with respect to non-oncology patients; and

•	the fact that we are not advised of the Medicare Cap per beneficiary reimbursement amount that will be used by Medicare to calculate our Medicare Cap exposure until the latter part of the Medicare Cap year, requiring us to use an estimate throughout the year.

Between 2002 and 2006, a maximum of 10 of our hospice provider numbers exceeded the Medicare Cap amount during any one of those Medicare Cap years. As a result, we were required to repay a portion of payments previously received from Medicare. We actively monitor the Medicare Cap amount at each of our programs and seek to implement corrective measures as necessary. We maintain what we believe are adequate accruals in the event that we exceed the Medicare Cap in any given fiscal year. However, because several of the variables involved in estimating the Medicare Cap are beyond our control, we cannot assure you that we will not increase or decrease our estimated accruals in the future. We cannot assure you that one or more of our hospice programs will not exceed the Medicare Cap amount in the future.

Medicare Managed Care Programs.  The Medicare program has entered into contracts with managed care companies to provide a managed care benefit to those Medicare beneficiaries who wish to participate in managed care programs, commonly referred to as Medicare HMOs, Medicare + Choice or Medicare Advantage Plans risk products. We provide hospice care to Medicare beneficiaries who participate in these managed care programs. Our payments for services provided to Medicare beneficiaries enrolled in Medicare HMO programs are processed in the same way and at the same rates as those of Medicare beneficiaries who are not in Medicare HMOs. Under current Medicare policy, Medicare pays the hospice directly for services provided to Medicare HMO, Medicare + Choice or Medicare Advantage Plans risk product patients and then reduces the standard per member per month payment that the managed care program receives.

Adjustments to Payment Rates and Payment Methodology.  In the last several years there have been a number of adjustments to the base rates paid by Medicare for all four levels of hospice services. Specifically, the Balanced Budget Act of 1997 (“BBA of 1997”), Balanced Budget Refinement Act of 1999 (“BBRA of 1999”), and Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA 2000”), have all modified hospice payment rates in recent fiscal years. The Medicare fiscal year begins on October 1 of each year and runs through September 30 of the following year. Most recently, the base Medicare payment rates were increased an additional 3.3%, 3.4% and 3.7%, effective October 1, 2007, 2006 and 2005, respectively.

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

Sequential Billing.  The Center for Medicare and Medicaid Services has implemented a process known as sequential billing that prevents hospice programs from billing a period of service for a patient before the prior billed period has been reimbursed. This billing process can negatively impact a hospice program’s cash flow when pre-payment audits or medical reviews are ongoing, or lost or incorrect bills are encountered. As noted on page 3 above under the caption “Recent Developments”, we have experienced cash flow timing issues related to sequential billing, resulting in higher receivable balances and lower cash and short term investment balances.

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

Billing Audits/Claims Reviews.  Medicare fiscal intermediaries and other payors periodically conduct pre-payment or post-payment medical reviews or other audits of our claims. In order to conduct these reviews, the payor requests documentation from us and then reviews that documentation to determine compliance with applicable rules and regulations, including the eligibility of patients to receive hospice benefits, the appropriateness of the care provided to those patients, and the documentation of that care. Historically, we have had claims denied as a result of these reviews. In addition, during certain audits and reviews our claims for reimbursement will be delayed until the audit or review is completed, causing our accounts receivable to increase and adversely affecting cash flows at the programs being reviewed or audited.

Certificate/Determination of Need Laws and Other Restrictions.  Certain states continue to have certificate/determination of need laws that seek to limit the number or size of hospice care providers. These states require some form of state agency review or approval before a hospice may add new services or undertake significant capital expenditures. Approval under these certificate of need laws is generally conditioned on the showing of a demonstrable need for services in the community. In the future we may seek to develop or acquire hospice programs in states having certificate of need laws. To the extent that state agencies require us to obtain a certificate of need or other similar approvals to expand services at our existing hospice programs or to make acquisitions or develop hospice programs in new or existing geographic markets, our plans could be adversely affected by a failure to obtain a certificate or approval.

Limitations on For-Profit Ownership.  A few states have laws that restrict the development and expansion of for-profit hospice programs. New York law states that a hospice cannot be owned by a corporation that has another corporation as a stockholder. These types of state law restrictions could affect our ability to expand into New York or other locations with similar restrictions.

Limits on the Acquisition or Conversion of Non-Profit Health Care Corporations.  An increasing number of states require government review, public hearings, and/or government approval of transactions in which a for-profit entity proposes to purchase or otherwise assume the operations of a non-profit healthcare facility or insurer. Heightened scrutiny of these transactions may significantly increase the expenses associated with future acquisitions of non-profit hospice programs in some states, otherwise increase the difficulty in completing those acquisitions, or prevent them entirely. We cannot assure you that we will not encounter regulatory or governmental obstacles in connection with the acquisition of non-profit hospice programs in the future.

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

Competition

The hospice care industry is highly fragmented and we compete with a large number of organizations, some of which have significantly greater financial and marketing resources than we have. We compete with not-for-profit hospice programs that have strong ties to local medical communities and also compete with other multi-program hospice companies including Odyssey Healthcare Inc. and Chemed Corporation’s subsidiary VITAS Healthcare Corporation. In addition, we compete with a number of hospitals, nursing homes, home health agencies and other health care providers that offer home care to patients who are terminally ill, or market palliative care and “hospice-like” programs. In addition, various health care companies have diversified into the hospice market, including Beverly Enterprises, Inc. and Manor Care, Inc.

Our Employees

As of September 30, 2007, we had 2,124 full time employees and 431 part-time employees. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are positive and reflective of our overall culture of compassion and caring.

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

Approximately 96% of our net patient revenue for the year ended September 30, 2007 consisted of payments from Medicare and Medicaid programs. Because we generally receive fixed payments for our hospice care services based on the level of care provided to our hospice patients, we are at risk for the cost of services provided to our hospice patients. We cannot assure you that Medicare and Medicaid will continue to pay for hospice care in the same manner or in the same amount that they currently pay. Reductions in amounts paid by government programs for our services or changes in methods or regulations governing payments, which would likely result in similar changes by private third-party payors, could adversely affect our net patient revenue and profitability.

Our profitability may be adversely affected by limitations on Medicare payments.

Overall Medicare payments to our hospice providers are subject to an annual Medicare Cap amount, which for the twelve months ended October 31, 2007 was $21,410.04 per beneficiary. Compliance with the Medicare Cap is measured by calculating the annual Medicare payments received under a Medicare provider number with respect to services provided to all Medicare hospice care beneficiaries in the program or programs covered by that provider number during the Medicare regulation year and comparing the result with the product of the annual Medicare Cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that program or programs during that year. There is a further negative adjustment for the Medicare Cap calculation to the extent our first time beneficiaries are later admitted to another provider and also a positive adjustment for a beneficiary with a previous hospice election admitted to one of our providers, each pro-rated based on days of service. We reflected a reduction to net patient revenue of approximately $5.3 million and $6.8 million in the years ended September 30, 2007 and 2006, respectively, as a result of estimated reimbursements in excess of the annual Medicare Cap in those and previous periods.

Our ability to comply with this limitation depends on a number of factors relating to the hospice program or programs under a given Medicare provider number, including the rate at which our patient census increases, the average length of stay and the mix in level of care. Provider groups having patient stays averaging over 180 days are most likely to generate Medicare Cap exposure. Our comprehensive care philosophy tends to increase the average length of our patients’ stay, which increases our Medicare Cap exposure. We cannot ensure that our hospice programs will not exceed the Medicare Cap amount in the future or that our estimate of the Medicare Cap contractual adjustment will not differ from the actual Medicare Cap amount. Our profitability may be adversely affected if, in the future, we are unable to comply with this and other Medicare payment limitations.

Our net patient revenue and profitability may be constrained by cost containment initiatives undertaken by payors.

Initiatives undertaken by private insurers, managed care companies and federal and state governments to contain healthcare costs may affect the profitability of our hospice programs. We have a number of contractual arrangements with private insurers and managed care companies to provide hospice care for a fixed fee. These payors often attempt to control healthcare costs by contracting with hospices and other healthcare providers to obtain services on a discounted basis. We believe that this trend may continue and may limit payments for healthcare services, including hospice services, in the future. In addition, there may be changes made to the Medicare program’s Medicare HMO component, which could result in managed care companies becoming financially responsible for providing hospice care. Currently, Medicare pays for hospice services outside of the Medicare HMO per-member per-month fee so that managed care companies do not absorb the cost of providing these services. If such changes were to occur, a greater percentage of our net patient revenue could come from managed care companies and these companies would be further incentivized to reduce hospice costs. As managed care companies attempt to control hospice-related costs, they could reduce payments to us for hospice services. In addition, states, many of which are operating under significant budgetary pressures, may seek to reduce hospice payments under their Medicaid programs or Medicaid managed care programs may opt not to continue providing hospice coverage. These developments could negatively impact our net patient revenue and profitability.

If our expenses were to increase more rapidly than the fixed payment adjustments we receive from Medicare and Medicaid for our hospice services, our profitability could be negatively impacted.

We generally receive fixed payments for our hospice services based on the level of care that we provide to patients and their families. Accordingly, our profitability is largely dependent on our ability to manage expenses of providing hospice services and to maintain a patient base with a sufficiently long length of stay to attain profitability. We are susceptible to situations, particularly because of our “comprehensive care” philosophy, where we may be referred a disproportionate share of patients requiring more intensive care and therefore more expensive care than other providers. Although Medicare and Medicaid currently provide for an annual adjustment of the various hospice payment rates based on inflation and other economic factors, these hospice care increases have usually been less than actual inflation. If these annual adjustments were eliminated or reduced, or if our expenses of providing hospice services, over one-half of which consist of labor expenses, increase more than the annual adjustment, our profitability could be negatively impacted. In addition, cost pressures resulting from shorter patient lengths of stay and the use of more expensive forms of palliative care, including drugs and drug delivery systems, could negatively impact our profitability.

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

We in turn, are generally obligated to pay the nursing home for these room and board services at a rate between 95% and 100% of the full Medicaid per diem nursing home rate. In the past, we have experienced situations where both the Medicaid program and VistaCare have paid a nursing home for the same room and board service and the Medicaid program has imposed on us the burden and cost of recovering the amount we previously paid to the nursing home. There can be no assurance that these situations will not recur in the future or that, if they do, we will be able to fully recover from the nursing home.

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

Medical reviews and audits by governmental and private payors could result in material reimbursement delays, payment recoupments and payment denials, which could negatively impact our business.

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

In addition, the Center for Medicare and Medicaid Services has implemented a process known as sequential billing that prevents hospice programs from billing a period of service for a patient before the prior billed period has been reimbursed. This billing process delays our receipt of payment for services delivered to patients, and can negatively impact a hospice program’s cash flow when pre-payment audits or medical reviews are ongoing, or lost or incorrect bills are encountered. We have experienced significant decreases in cash flow caused by the delay in claims payments related to these billing audits.

We have a limited history of profitability and may incur substantial net losses in the future.

We recorded a net loss of $7.4 million for the year ended September 30, 2007, and a net loss of $11.7 million for the year ended September 30, 2006 and we had an accumulated deficit of $39.9 million at September 30, 2007. We cannot assure you that we will operate profitably in the future. In addition, we may experience significant quarter-to-quarter variations in operating results. We are in the process of implementing restructuring initiatives and cannot guarantee that the anticipated cost savings will be achieved. Any program growth that may occur in the future will involve, among other things, increased marketing expenses, significant cash expenditures and could potentially require debt incurrence that could potentially negatively impact our profitability on a quarterly and an annual basis. In addition, our profitability could be adversely impacted by the impairment of long-term assets such as goodwill.

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

If we fail to cultivate new or maintain established relationships with patient referral sources, our net patient revenue may decline.

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

Our growth and profitability depends significantly on our ability to establish and maintain close working relationships with patient referral sources and to increase awareness and acceptance of hospice care by our referral sources and their patients. We cannot assure you that we will be able to maintain our existing referral source relationships or that we will be able to develop and maintain new relationships in existing or new markets. Our loss of existing relationships or our failure to develop new relationships could adversely affect our ability to maintain or expand our operations and operate profitably. Moreover, we cannot assure you that awareness or acceptance of hospice care will increase.

We may not be able to grow our programs, which could adversely impact our profitability.

Our primary growth focus is organic program growth. To achieve this growth, we intend to increase our marketing efforts and other expenditures. If our resources are not deployed effectively and we do not achieve the organic program growth we seek, it could adversely impact our profitability.

We also may develop new hospice programs. When we develop new hospice programs, we first engage a small staff and obtain office space, contracts and referral sources, while obtaining state licensure and Medicare certification. Following Medicare certification, we spend significant management and financial resources in an effort to increase patient census of that program. This aspect of our growth may not be successful, which could adversely impact our growth and profitability. In this regard, we cannot assure you that we will be able to:

•	identify markets or areas that meet our selection criteria for new hospice programs;

•	hire and retain a qualified management team to operate any of our new hospice programs;

•	manage a large and geographically diverse group of hospice programs;

•	become Medicare and Medicaid certified and licensed in new markets in a timely and cost effective manner;

•	generate sufficient hospice admissions in new markets to operate profitably in these new markets; and

•	compete effectively with existing hospice programs in new markets.

Competition for acquisition opportunities may restrict our future growth by limiting our ability to make acquisitions at reasonable valuations.

In selected situations we may increase our market share and presence in the hospice care industry through strategic acquisitions of companies that complement or enhance our business. We have historically faced competition for acquisitions. In the future, this could limit our ability to grow by acquisitions or could raise the prices of potential acquisition targets and make them less attractive to us.

Our ability to grow through acquisitions may be limited by increasing government oversight and review of sales of not-for-profit healthcare providers.

According to the National Hospice and Palliative Care Organization, approximately 49% of hospice programs in the United States in 2006 were not-for-profit programs. Accordingly, it is likely that a substantial number of acquisition opportunities will involve hospice programs operated by not-for-profit entities. In recent years, several states have increased review and oversight of transactions involving the sale of healthcare facilities by not-for-profit entities. Although the level of oversight varies from state to state, the current trend is to provide for increased governmental review, and in some cases, approval of transactions in which a not-for-profit entity sells a healthcare facility or business to a for profit entity. This increased scrutiny may increase the difficulty of completing or prevent the completion of acquisitions in some states in the future.

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

A substantial portion of our total assets consists of intangible assets, primarily goodwill. Goodwill, net of accumulated amortization, accounted for approximately 21% of our total assets as of September 30, 2007. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. As a result, we no longer amortize goodwill and long-lived intangible assets. Instead, we review them at least annually to determine whether they have become impaired. If they have become impaired, we charge the impairment as an expense in the period in which the impairment occurred. Any event, which results in the significant impairment of our goodwill, such as closure of a hospice program or sustained operating losses, could have a materially adverse effect on our profitability.

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

Many states have enacted certificate of need laws that require prior state approval to open new healthcare facilities or expand services at existing facilities. Currently, some states have certificate of need laws that apply to hospice programs. Those laws require some form of state agency review or approval before a hospice may add new services or undertake significant capital expenditures. New York places restrictions on the corporate ownership of hospices. Accordingly, our ability to operate in New York and the states with certificate of need laws is restricted. The laws in these states could affect our ability to expand into new markets and to expand our services and facilities into existing markets.

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

Forward-Looking Statements

This annual report on Form 10-K contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-

looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “expectations,” “forecast,” “goal,” “hope” and similar variations of such words or similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We have included important factors that may affect these forward-looking statements above under the heading “Risk Factors” and we believe these factors could cause our actual results to differ materially from the forward-looking statements we make. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1B.  Unresolved Staff Comments

Not applicable

Item 2.	Properties

Our principal executive office is located in a 49,700 square foot leased facility located in Scottsdale, Arizona. The lease for this facility expires in 2010 and does not have an option to extend for additional years.

As of September 30, 2007, we operated 47 hospice care programs and six inpatient units, serving patients in 14 states from leased facilities. We believe that our properties are adequate for our current business needs. In addition, we believe that additional or alternative space will be available as needed in the future on commercially reasonable terms.

	Facilities at September 30, 2007
State	Hospice Programs	Inpatient Units

Alabama	2	—
Arizona	2	—
Colorado	1	—
Georgia	9	2
Indiana	4	—
Massachusetts	1	—
New Mexico	5	1
Nevada	1	—
Ohio	1	—
Oklahoma	4	—
Pennsylvania	1	—
South Carolina	1	—
Texas	13	3
Utah	2	—

Total	47	6

Item 3.	Legal Proceedings

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

During the fourth quarter of 2007, there were no matters submitted to a vote of security holders.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our Class A Common Stock, $0.01 par value per share, which we refer to as our common stock, has been quoted on the Nasdaq National Market under the symbol “VSTA” since December 18, 2002. Prior to that time there was no public market for our common stock. At December 4, 2007, there were approximately 32 record holders of our common stock and the closing sale price of our common stock as reported on the Nasdaq National Market was $7.24 per share. The following table sets forth the high and low sales prices per share of our common stock for the period indicated, as reported on the Nasdaq National Market:

	High	Low

2007
First Quarter (10/1/2006-12/31/2006)	$13.18	$9.58
Second Quarter (1/1/2007-3/31/2007)	$10.71	$8.13
Third Quarter (4/1/2007-6/30/2007)	$10.79	$8.20
Fourth Quarter (7/1/2007-9/30/2007)	$10.17	$6.47
Closing price at September 28, 2007	$6.54
2006
First Quarter (10/1/2005-12/31/2005)	$14.85	$11.12
Second Quarter (1/1/2006-3/31/2006)	$16.00	$12.40
Third Quarter (4/1/2006-6/30/2006)	$15.58	$11.28
Fourth Quarter (7/1/2006-9/30/2006)	$14.73	$9.90
Closing price at September 29, 2006	$10.40

Equity Compensation Plan Information

The following table sets forth as of September 30, 2007 certain information regarding our equity compensation plans.

	A	B	C
Weighted-
		Average	Number of Securities
		Exercise Price of	Remaining Available for
	Number of Securities to	Outstanding	Future Issuance under
	be Issued upon Exercise	Options,	Equity Compensation Plans
	of Outstanding Options,	Warrants	(Excluding Securities
Plan Category	Warrants and Rights	and Rights	Reflected in Column A)

Equity compensation plans approved by security holders	1,832,783	$12.21	2,600,436	(1)

(1)	Includes 133,219 shares available for future purchase under the Vistacare, Inc. Employee Stock Purchase Plan.

The following graph compares the cumulative 57-month total return to shareholders on Vistacare, Inc.’s common stock relative to the cumulative total returns of the Russell 2000 index and the S&P Health Care index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 18, 2002 (the date of our initial public offering of shares of common stock) and its relative performance is tracked through September 30, 2007. Note that our fiscal year end changed in 2004 from December 31 to September 30.

COMPARISON OF 57 MONTH CUMULATIVE TOTAL RETURN*
Among Vistacare, Inc., The Russell 2000 Index
And The S&P Health Care Index

*	$100 invested on December 18, 2002 in stock or on November 30, 2002 in index-including reinvestment of dividends. Fiscal year ending September 30.

**	Copyright© 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	12/18/02	12/31/02	12/31/03	9/30/04	9/30/05	9/30/06	9/30/07
Vistacare, Inc.	100.00	106.38	232.16	101.73	96.15	69.10	43.46
Russell 2000	100.00	94.43	139.05	144.22	170.11	186.99	210.06
S&P Health Care **	100.00	96.49	111.02	107.29	118.47	127.42	138.50

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Dividends

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. We are prohibited under our credit facility from paying any dividends if there is a default under the facility or if the payment of any dividends would result in default. We currently intend to retain future earnings, if any, to fund the operation of our business.

Recent Sales of Unregistered Securities

We did not sell any equity securities in fiscal year 2007 that were not registered under the Securities Act of 1933.

Repurchases of Common Stock

We did not repurchase any shares of our common stock during fiscal year 2007.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

The selected financial data set forth below should be read in conjunction with our consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, appearing elsewhere in this report. On August 18, 2004, VistaCare’s Board of Directors changed the Company’s fiscal year-end from December 31 to September 30. The consolidated statement of operations data for the year ended December 31, 2003 and the nine months ended September 30, 2004 and the consolidated balance sheet data as of December 31, 2003 and as of September 30, 2004 and 2005, are derived from our audited financial statements not included in this report. The consolidated statement of operations data for the years ended September 30, 2007, 2006 and 2005 and the consolidated balance sheet data as of September 30, 2007 and 2006 are derived from our audited financial statements included elsewhere in this report. The historical results of operations are not necessarily indicative of the operating results to be expected in the future.

				Nine Months
	Year Ended	Year Ended	Year Ended	Ended	Year Ended
	September 30,	September 30,	September 30,	September 30,	December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Net patient revenue	$241,085	$235,993	$225,432	$150,436	$191,656
Operating expenses:
Patient care	163,652	152,879	147,211	100,096	114,631
Sales, general and administrative	82,918	84,198	77,237	54,116	55,784
Depreciation and amortization	3,531	4,948	4,604	3,005	1,963
Loss on disposal of assets	570	270	480	—	23
Gain on sale of hospice program assets	(1,105)	—	—	—	—

Total operating expenses	249,566	242,295	229,532	157,217	172,401

Operating (loss) income	(8,481)	(6,302)	(4,100)	(6,781)	19,255
Non-operating income (expense):
Interest income	1,589	1,460	1,212	364	391
Interest expense	(8)	(1)	—	(68)	(126)
Other expense	(161)	(184)	(181)	(48)	(59)

Net (loss) income before income taxes	(7,061)	(5,027)	(3,069)	(6,533)	19,461
Income tax expense (benefit)	339	6,624	(812)	(2,301)	4,256

Net (loss) income	$(7,400)	$(11,651)	$(2,257)	$(4,232)	$15,205

Net (loss) income per share:
Basic	$(0.45)	$(0.71)	$(0.14)	$(0.26)	$0.97

Diluted	$(0.45)	$(0.71)	$(0.14)	$(0.26)	$0.89

Weighted average shares outstanding:
Basic	16,542	16,406	16,316	16,082	15,707

Diluted	16,542	16,406	16,316	16,082	17,038

				Nine Months
	Year Ended	Year Ended	Year Ended	Ended	Year Ended
	September 30,	September 30,	September 30,	September 30,	December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Cash Flow Data:
Net cash (used in) provided by operating activities	$(12,422)	$(9,394)	$(22)	$17,385	$12,417
Net cash provided by (used in) investing activities	$12,868	$4,565	$(3,855)	$(4,313)	$(38,515)
Net cash provided by financing activities	$708	$450	$1,152	$1,287	$1,322
Net increase (decrease) in cash	$1,154	$(4,379)	$(2,725)	$14,359	$(24,776)

	As of September 30,				As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$22,737	$21,583	$25,962	$28,687	$14,328
Working capital	43,256	44,319	52,213	58,741	59,920
Total assets	115,605	119,792	136,436	137,792	122,221
Capital lease obligations, including current portion	—	—	—	5	88
Accumulated deficit	(39,852)	(32,452)	(20,801)	(18,544)	(14,312)
Total stockholders’ equity	72,906	78,092	86,862	87,527	88,076

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

Inpatient days:  Total patient days in an acute care facility (hospital based or company owned) at general inpatient level of care. Also discussed as GIP days or general inpatient days.

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

VISTACARE, INC.

HIGHLIGHTS

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2007	2006	2005
	(Dollars in millions, except per
	day/per diem and per beneficiary)

Patient Statistics:
Average Daily Census (ADC)	5,101	5,218	5,376
Ending census on last day of period	5,027	5,256	5,510
Patient days	1,861,990	1,904,667	1,962,098
In-patient days (general in-patient)	27,444	21,753	17,335
Admissions	16,653	17,006	17,574
Diagnosis mix of admitted patients:
Cancer	32%	32%	31%
Alzheimers/Dementia	13%	12%	11%
Heart disease	17%	19%	18%
Respiratory	9%	9%	9%
Failure to thrive/Rapid decline	22%	21%	23%
All other	7%	7%	8%
Discharges	16,873	17,233	17,382
Average length of stay on discharged patients	111	110	113
Median length of stay on discharged patients	29	30	31
Program Site Statistics:
Programs	47	56	58
In-patient units (included within a program)	6	5	2
Medicare provider numbers	34	37	37
Programs by ADC size
0-60 ADC	13	23	21
61-100 ADC	15	16	15
100-200 ADC	14	13	16
200+ ADC	5	4	6
Net Patient Revenue:
Net patient revenue	$241.1	$236.0	$225.4
Net patient revenue per day of care	$129	$124	$115
Patient revenue payor %
Medicare	92.3%	92.2%	92.5%
Medicaid	4.1%	4.4%	4.6%
Private insurers and managed care	3.6%	3.4%	2.9%
Level of care % of patient revenue
Routine home care	93.0%	94.1%	95.4%
General inpatient care	6.1%	4.9%	3.7%
Continuous home care	0.7%	0.8%	0.7%
Respite inpatient care	0.2%	0.2%	0.2%
Level of care base Medicare per diem reimbursement rates in effect:
Routine home care	$130.79	$126.49	$121.98
General inpatient care	$581.82	$562.69	$542.61
Continuous home care	$763.36	$738.26	$711.92
Respite inpatient care	$135.30	$130.85	$126.18
Increase in base rates	3.4%	3.7%	3.3%
Hospice Medicare Cap per beneficiary	$21,410.04	$20,585.39	$19,777.51
Accrued Medicare Cap liability(1)	$11.6	$9.8	$18.1
Estimated Medicare Cap reductions to revenue	$5.3	$6.8	$11.9
Medicare Cap paid	$3.5	$15.0	$13.4
Allowance for denials reserve	$4.2	$2.2	$3.1
Expenses:
Nursing home expenses	$51.0	$48.8	$53.1
Nursing home revenues	$(43.0)	$(44.4)	$(47.9)

Nursing home costs, net	$8.0	$4.4	$5.2

(1)	We have not received any of the assessment letters for our fiscal year ended September 30, 2007 as of the date of this report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

At September 30, 2007 we operated 47 hospice programs (“programs”) under 34 Medicare provider numbers including six inpatient units, serving approximately 5,000 patients in 14 states. Our operating statistics, which are presented above, were affected by our closure of selected underperforming locations and an increase in the number of our inpatient units from two at September 30, 2005 to six at September 30, 2007. We are in the process of opening a new inpatient unit in San Antonio, Texas, which should be opened during the second quarter of our 2008 fiscal year. Hospice services are provided predominately in the patient’s home or other residence of choice, such as a nursing home or assisted living community, or in a hospital or inpatient unit. Inpatient services are provided by us at our inpatient units and through leased beds at unrelated hospitals and skilled nursing facilities on a per diem basis.

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

Net Patient Revenue

Net patient revenue is the amount we believe we are entitled to collect for our services, adjusted as described below. The amount varies depending on the level of care, the payor and the geographic area where the services are rendered. We derive net patient revenue from billings to Medicare, Medicaid, private insurers, managed care providers, patients and others. We operate under arrangements with those payors pursuant to which they reimburse us for services we provide to hospice eligible patients they cover, subject only to our submission of adequate and timely claim documentation. Our patient intake process screens patients for hospice eligibility and identifies whether their care will be covered by Medicare, Medicaid, private insurance, managed care or self-pay. We recognize patient revenues once the patient’s hospice eligibility has been certified by a physician, the patient’s coverage information from a payment source has been received and verified and services have been provided to that patient.

Our patient revenues are primarily determined by the number of billable patient days, the level of care provided and reimbursement rates. The number of billable patient days is a function of the number of patients admitted to our programs and the number of days that those patients remain in our care (length of stay, based upon patient discharges during the period). Our average length of stay on discharged patients was approximately 111 days for the year ended September 30, 2007. We believe we exceed the industry average on average length of stay and we attribute this to several factors. First, compared to hospice industry averages, we have a relatively high percentage of non-cancer patients, though in line with total cancer deaths in the country and in line with the Medicare decedent diagnosis mix. Non-cancer patients typically have a longer average length of stay than cancer patients. Secondly, we believe that our comprehensive care philosophy and our efforts to educate referral sources about hospice care encourage earlier election of patients to hospice care. Finally, a significant amount of our patient census is in rural markets, where access to other health care services, including hospitals or other alternative health care services for hospice-eligible patients is more inconvenient than in more urban areas. Our median length of stay, based upon patient discharges during the period, was 29 days for the year ended September 30, 2007.

Medicare and Medicaid reimbursements account for the majority of our net patient revenue each period. The table below sets forth the percentage of our net patient revenue derived from Medicare, Medicaid, private insurers and managed care payors for the periods indicated.

	Year Ended
	September 30,	September 30,	September 30,
Payors	2007	2006	2005

Medicare	92.3%	92.2%	92.5%
Medicaid	4.1%	4.4%	4.6%
Private insurers and managed care	3.6%	3.4%	2.9%

Medicare, Medicaid, most private insurers and managed care providers pay for hospice care at a daily or hourly rate that varies depending on the level of care provided. The table below sets forth the percentage of our net patient revenue generated under each of the four Medicare levels of care for the periods indicated:

	Year Ended
	September 30,	September 30,	September 30,
Level of Care	2007	2006	2005

Routine home care	93.0%	94.1%	95.4%
General inpatient care	6.1%	4.9%	3.7%
Continuous home care	0.7%	0.8%	0.7%
Respite inpatient care	0.2%	0.2%	0.2%

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

Net patient revenue includes adjustments for:

•	amounts we estimate we could be required to repay to Medicare, such as payments that we would be required to make in the event that any of our provider numbers exceed the annual Medicare Cap, and subsequent changes to initial level of care determinations (See “Program Limits on Hospice Care Payments” included in Item 1 Business elsewhere in this Report);

•	estimated payment denials and contractual adjustments which we experience from time to time for reasons such as our failure to submit complete and accurate claim documentation, our failure to provide timely written physician certifications as to patient eligibility, the payor deems the patient ineligible for insurance coverage, or subsequent changes to a patient’s initial level of care determination (See “Denials and Contractual Adjustments” in Note 1 of the Notes to the Consolidated Financial Statements included elsewhere in this Report); and

•	charity care provided at no cost to patients who are not eligible for insurance coverage and meet certain financial need criteria we have established.

Medicare Cap Liability

Our 47 hospice programs operate under 34 Medicare provider numbers with certain programs collectively operating as a single provider. Each of our 34 hospice providers is subject to the annual Medicare Cap. Medicare Cap rules potentially limit the reimbursement we receive when average lengths of stay exceed certain levels on a program by program basis. This Cap amount is revised annually to account for inflation. For the twelve-month period ended September 30, 2007, the annual hospice benefit Cap was $21,410.04 per beneficiary. While the Medicare Cap is explained in more detail elsewhere herein, in general we are limited on a program by program basis to the annual Medicare Cap amount on a per patient equivalent basis.

We actively monitor each of our programs to determine whether they are likely to exceed the Medicare Cap. If we determine that a program is likely to exceed the Medicare Cap, we attempt to institute corrective action, such as a change in patient mix. However, to the extent we believe our corrective action will not be successful, we estimate the amount that we could be required to repay to Medicare and accrue that amount as a reduction to net patient revenue. Throughout the year, we review our operating experience and adjust our estimate of potential Medicare Cap liability. The accuracy of our estimates is affected by many factors, including:

•	the actual number of Medicare beneficiary patient admissions and discharges and the dates of occurrence of each;

•	the average length of stay within each provider number, with those provider groups having patients averaging over 180 days most likely to generate Medicare Cap exposure;

•	fluctuations in weekly enrollment and/or discharges;

•	our success in implementing corrective measures;

•	possible enrollment of beneficiaries in our providers who, without our knowledge, may have previously elected Medicare hospice coverage through another hospice provider and whose Medicare Cap amount is prorated for the days of service for the previous hospice admission;

•	possible enrollment of beneficiaries with another hospice provider who had been on previous hospice service with one of our own hospice providers and whose Medicare Cap amount is prorated between the providers for the days of service for the subsequent hospice admission;

•	fiscal intermediary disallowances of certain beneficiaries and changes in calculation methodology;

•	uncertainty surrounding length of patient stay in various patient groups, particularly with respect to non-oncology patients; and

•	the fact that we are not advised of the Medicare Cap per beneficiary reimbursement amount that will be used by Medicare to calculate our Medicare Cap exposure until the latter part of the Medicare Cap year, requiring us to use an estimate throughout the year.

Although we make every effort to record an accurate estimate for Medicare Cap liability, estimated Medicare Cap obligations are subject to several variables which can cause our estimates for the ultimate obligation to vary. Our obligation is further impacted by the actions of patients who leave our program and enroll in another. On a quarterly basis, we review our estimates for this obligation and makes changes in estimates as new information becomes available. This can include matters such as intermediary audit results and changing admission and discharge trends as we go through each year.

Adjustments to Net Patient Revenue for Estimated Payment Denials

Over 96% of our net patient revenue is derived from Medicare and Medicaid programs. The balance of our net patient revenue is derived primarily from private insurers and managed care programs. We operate under arrangements with these payors pursuant to which they reimburse us for services we provide to hospice-eligible patients they cover, subject only to our submission of adequate and timely claim documentation. In some cases, these payors deny our claims for reimbursement if, for example, our claim documentation is incomplete or contains incorrect patient information, the payor deems the patient ineligible for insurance coverage or we have failed to provide timely written physician certifications as to patient eligibility.

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

Patient care expenses consist primarily of salaries, benefits, payroll taxes and travel expenses associated with our hospice care providers. Patient care expenses also include the cost of pharmaceuticals, durable medical equipment, medical supplies, inpatient unit expenses, nursing home costs and purchased services such as ambulance, infusion and radiology. We incur inpatient unit expenses primarily through per diem charge arrangements with hospitals and skilled nursing facilities, where we provide our services and at six inpatient units operated by VistaCare.

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

Nursing home expenses totaled approximately $51.0 million, $48.8 million and $53.1 million for the years ended September 30, 2007, 2006 and 2005, respectively. Nursing home revenues totaled approximately $43.0 million, $44.4 million and $47.9 million for the years ended September 30, 2007, 2006 and 2005, respectively. Revenues are less than the expenses due to provisions for estimated uncollectible amounts, days of nursing home care provided that we are subsequently unable to bill and differences in nursing home contracted rates. We account for the difference between the amount we pay the nursing home and the amount we receive from Medicaid (net of estimated room and board reimbursement claim denials) as patient care expenses. We refer to this difference as “nursing home costs, net.” Our nursing home costs, net, were $8.0 million, $4.4 million and $5.2 million for the years ended September 30, 2007, 2006 and 2005, respectively.

Our patients requiring hospice care at the general inpatient care level of service are referred by us to a facility, such as a hospital, with which we contract for the hospital based portion of our overall hospice care plan. All care provided to the patient, including that provided by the facility, is professionally managed and coordinated by VistaCare in accordance with the hospice plan of care. Our contract with the facility sets out the parties’ duties and responsibilities, including the facility’s responsibility to bill VistaCare for the services it provides, the rates for the services and the time within which billings must be received. For Medicare patients, we have the primary right to bill Medicare at the general inpatient level of care rate for the days the patient is in the facility. If another third party payor is responsible for the patient, we bill at the rate provided for in our contract with the third party payor. We record an expense for the cost of the general inpatient care portion of the hospice stay to the hospital we use as a subcontractor at our contracted rate with the facility. The facilities are instructed to bill us for the inpatient services, but in some instances facilities do not bill us within the contracted period (generally 120 — 150 days) or never bill us. When facilities fail to bill us for the general inpatient care portion of these hospice services within the contracted period and the facility has indicated that they will not bill VistaCare, the recorded liability for the inpatient services is reversed and recorded as a reduction to patient care expenses. In the opinion of management, we are not obligated to pay for services provided by the facilities that do not bill us within the period specified in the contract regardless of whether or not they have already had this obligation satisfied.

The Company also has various contracts for certain patient care services provided by representatives of businesses with which we enter into contractual arrangements similar to the inpatient services described above. Recorded liabilities are also reversed for such services that are not billed within the stated contractual period and in the opinion of management, we are not obligated to pay for services provided by the businesses that are not billed within the period specified in the contract.

Sales, general and administrative expenses primarily include salaries, payroll taxes, benefits and travel expenses associated with our staff not directly involved with patient care, bonuses for all employees, marketing, office leases, professional services and sales and use taxes.

Restructuring

Because we were not meeting our profit objectives, we announced a restructuring plan that includes rationalization of sites, cost reductions, process improvements and organizational streamlining. We began implementing the restructuring plan at the end of the second quarter of our 2007 fiscal year and our plan calls for the restructuring initiatives to be phased in over an 18 month period with all initiatives currently expected to be implemented by December 31, 2008, the end of the first quarter of our 2009 fiscal year. The restructuring plan calls for the consolidation, closure or sale of 13 sites and 2 inpatient units and reductions in force at both the corporate headquarters and site locations. As of September 30, 2007, eight hospice programs and one inpatient unit were closed as part of the restructuring. We anticipate the benefit from these cost cutting measures to result in approximately $45.0 million in annualized gross cost savings which will be partially offset by reductions in revenue of approximately $16.0 million due to site consolidations, closures or sales, resulting in annual net savings of approximately $29.0 million.

The following tables summarize total costs expensed for the restructuring program as of September 30, 2007 (in thousands):

	Expected		Expected
	Costs	Expensed 2007	Future Expense

Severance	$1,802	$1,351	$451
Lease termination	2,280	572	1,708
Other	847	152	695

Total restructuring costs	$4,929	$2,075	$2,854

The following table reconciles the accrued liability on the balance sheet related to the restructuring program as of September 30, 2007 (in thousands):

September 30, 2007

Balance at September 30, 2006	$—
Charges to operating expense	2,075
Payments	(1,700)
Other non-cash items	(117)

Balance at September 30, 2007	$258

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

Net Patient Revenue

Net patient revenue is the amount VistaCare believes it is entitled to collect for services in accordance with Staff Accounting Bulletin (“SAB”) No. 101 and SAB No. 104, adjusted as described below. The amount varies depending on the level of care, the payor and the geographic area where the services are rendered. Net patient revenue is derived from billings to Medicare, Medicaid, private insurers, managed care providers, patients and others. Medicare and Medicaid reimbursements accounted for approximately 96% to 97% of our net patient revenue for the years ended September 30, 2007, 2006 and 2005, respectively. The balance of our net patient revenue in all periods was from private insurers, managed care or self-pay.

VistaCare is reimbursed for services provided to hospice eligible patients, subject only to submission of adequate and timely claim documentation. VistaCare’s patient intake process screens patients for hospice eligibility and identifies whether their care will be covered by Medicare, Medicaid, private insurance, managed care or self-pay. VistaCare recognizes patient revenues once a physician has verified the patient’s hospice eligibility, the patient’s coverage information from a payment source has been received and verified and services have been provided to that patient. Net patient revenue includes adjustments for amounts VistaCare estimates it could be required to repay to Medicare for exceeding the annual Medicare Cap and subsequent changes to initial level of care determinations. Other adjustments to net revenue include an estimate for payment denials and contractual adjustments and a revenue reduction for charity care.

We recorded reductions to net patient revenue for exceeding the annual Medicare Cap of $5.3 million, $6.8 million, and $11.9 million for the years ended September 30, 2007, 2006 and 2005, respectively. As of the date of this report, we have received and reimbursed Medicare $33.0 million, on an inception to date basis, related to assessment letters for exceeding the annual Medicare Cap. These reimbursements were either through cash payment, $25.5 million, or reduction of our Medicare receivable balance, $7.5 million. The breakdown by program year is; $1.1 million for programs in the 2002 Medicare Cap year; $8.8 million for programs in the 2003 Medicare Cap year; $14.3 million for programs in the 2004 Medicare Cap year; and $8.8 million for the programs in the 2005 Medicare Cap year. Any further assessments for prior years could result in adjustment in the fiscal year in which the assessment is received to reflect the difference between the actual assessment and the estimate previously recorded. The 2006 assessments were principally received during the fourth quarter of 2007 and the related payments of $7.1 million are in the Medicare Cap accrual liability and expected to be paid by December 31, 2007. The estimated liability for 2007 of $4.5 million is not expected to be paid until the later part of calendar 2008. As of September 30, 2007 and 2006, respectively, our accrued expenses included $11.6 million and $9.8 million for Medicare Cap accrued liability.

We adjust our estimates for payment denials from time to time based on our billing and collection experience, and payor mix. We estimate such adjustments to net patient revenue based on significant historical experience utilizing our centralized billing and collection department, which continually monitors the factors that could potentially result in a change in payment denial experience. We recorded reductions to net patient revenue for estimated payment denials (excluding room and board charges which are recorded in “nursing home costs, net”), contractual adjustments (such as differences in payments by commercial payors) and subsequent changes to initial level of care determinations (made retroactively by our staff after initial admission) of $2.6 million, $1.4 million and $2.9 million for the years ended September 30, 2007, 2006 and 2005, respectively. As of September 30, 2007 and 2006, the allowance for denials on patient accounts receivable and room and board was $4.2 million and $2.2 million, respectively. Any adjustments to net patient revenue for changes in estimates, based on historical trends, are made only in the current period.

Reductions to net patient revenue for charity care were $2.6 million, $2.7 million and $2.0 million for the years ended September 30, 2007, 2006 and 2005, respectively.

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

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill is no longer amortized, but instead is assessed for impairment at least annually. Other intangible assets with a finite useful life are amortized over their useful life.

Goodwill remaining on our Consolidated Balance Sheets was $24.0 million at September 30, 2007 and 2006, respectively. An impairment review is conducted annually or more often if events or circumstances indicate the fair market value of such goodwill may have materially declined. Such events or circumstances could include a significant under-performance of the related reporting unit relative to historical or projected operating results, significant negative industry trends and significant changes in regulations governing hospice reimbursements from Medicare and state Medicaid programs.

As allowed under SFAS No. 142, all our locations are considered components with similar economic characteristics which can be aggregated into one reporting unit for goodwill impairment testing. If the fair value of goodwill becomes impaired, goodwill will be adjusted to its fair value on the balance sheet and the extent of the impairment will be recorded as an expense on the accompanying Statements of Operation. No impairment of goodwill existed as of September 30, 2007.

Restructuring Costs

We also indicated that we are in the process of a restructuring program and that we plan to close or sell certain of our locations. For these locations, as well as all of our sites, we perform an evaluation of the recoverability of the related operating assets for impairment. For those sites we intend to sell or dispose of we account for the costs of the restructuring in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Under SFAS No. 146, a liability for a cost associated with an exit or disposal activity is recognized at its fair value in the period in which the liability is incurred. Generally, the restructuring costs consist of severance, lease termination payments, and moving expenses. Severance is accrued when the amount by employee is determined, communication with the employee has occurred and no future service is required. If future service is required, the cost of the related severance is accrued over the future service period. Lease termination expense is accrued when an agreement has been reached with the landlord and the site terminates operations. A site is considered closed when patients are no longer serviced from a particular location. Severance, early lease termination and other restructuring costs are recorded in sales, general and administrative expenses on the accompanying Consolidated Statements of Operations. Any unpaid amounts are recorded in accrued expenses and other current liabilities on the accompanying Consolidated Balance Sheets.

Capitalized Software Development Costs

We have capitalized certain internal costs related to the development of software used in our business. We capitalize all qualifying internal expenses incurred during the application development stage. Costs incurred during the preliminary project stage and post-implementation/operation stages are expensed as incurred. We amortize the capitalized software development costs related to particular software over a three-year period commencing when that software is substantially complete and ready for its intended use. Capitalized software development costs as of September 30, 2007 related to our billing software to date. We began amortizing the development costs related to our billing software in the fourth quarter of 2003. A review of the elements of capitalized costs is completed periodically and any portions of the software that are no longer used are removed from the books and are charged to loss on disposal of assets, if not fully depreciated. As of September 30, 2007 and September 30, 2006, our total capitalized software development costs, net of amortization, was approximately $0.6 million and $1.6 million, respectively.

Deferred Tax Assets

We are required to assess the recoverability of our deferred tax assets based on the “more likely than not” criteria prescribed under SFAS 109. In performing this assessment, management considers all positive evidence available for the recovery of the assets which includes the following sources in the order of their persuasiveness; i) future taxable temporary differences, ii) loss carryback availability, iii) tax planning strategies; and iv) expected future operating income. When a company has incurred cumulative losses for a three year period, it would be rare to consider expected future operating income as sufficient evidence for not recording a valuation allowance. Due to our continuing operating losses, we have a cumulative loss position for the most recent three year period ended September 30, 2007. As a result, we have a valuation allowance of $10.8 million recorded on our books as of the year ended September 30, 2007 for all of our deferred tax assets, less the deferred tax liabilities expected to reverse and become taxable income. This resulted in a net deferred tax liability on our Consolidated Balance Sheet at September 30, 2007 of $1.5 million relating primarily to tax deductible goodwill that is being amortized over 15 years given that its reversal is indeterminate.

Insurance Reserve Estimates

We use a combination of insurance and self-insurance for a number of risks including workers’ compensation, professional and general liability and employee-related health care benefits, a portion of which is paid by our employees. We determine the estimates for the liabilities associated with these risks based on historical claims experience. On an annual basis we employ an actuarial firm to estimate the liability associated with our workers’ compensation experience and have the actuarial firm update the liability estimates on a quarterly basis. A change in claims frequency and severity of claims from historical experience as well as changes in state statutes and the mix of states in which we operate has resulted in changes to the required reserve levels and may result in changes to the required reserve levels in the future.

Subsequent Events

As reported in Note 1 to the Consolidated Financial Statements below, we have received a significant number of Medicare ADR requests from our third party fiscal intermediary Palmetto GBA beginning in November 2006. At September 30, 2007, the review process was occurring for 18 sites reported under 10 provider numbers. Subsequent to September 30, 2007, the review process was reduced to include eight sites reported under five provider numbers.

On November 5, 2007 the Centers for Medicare & Medicaid Services (CMS) sent a letter to State Survey Agency Directors regarding the future availability of initial surveys for new Medicare providers. Providers must pass these initial surveys to be able to continue to provide and bill for Medicare services. The letter indicates that initial surveys for Medicare providers will be difficult to obtain by CMS due to the lower prioritization given to initial surveys as a result of CMS resource constraints. Hospice providers have the option of attaining accreditation by a CMS-approved accreditation organization rather than through CMS; however this alternative process could be cost prohibitive. It is management’s belief that the new priority set by CMS on initial surveys for Medicare provider numbers increases the barriers to obtaining new provider certifications.

Results of Operations

The following table sets forth selected consolidated financial information as a percentage of net patient revenues for the periods indicated:

	Twelve Months
	Ended
	September 30,
	2007	2006	2005

Net patient revenue	100%	100%	100%
Operating expenses:
Patient care:
Salaries, benefits and payroll taxes	44.3%	42.4%	41.9%
Pharmaceuticals	5.3%	5.0%	4.9%
Durable medical equipment and supplies	4.6%	4.8%	5.2%
Other (including inpatient arrangements, nursing home costs, net, purchased services and travel)	13.7%	12.6%	13.3%

Total patient care	67.9%	64.8%	65.3%
Sales, general and administrative:
Salaries, benefits and payroll taxes	19.8%	20.7%	20.4%
Office leases	3.0%	2.9%	2.7%
Other (including severance, travel, marketing and charitable contributions)	11.6%	12.1%	11.2%

Total sales, general and administrative	34.4%	35.7%	34.3%
Depreciation and amortization	1.5%	2.1%	2.0%
Loss on disposal of assets	0.2%	0.1%	0.2%
Gain on sale of hospice program assets	(0.5)%	—	—

Operating loss	(3.5)%	(2.7)%	(1.8)%
Non-operating income	0.6%	0.5%	0.5%
Income tax expense (benefit)	0.1%	2.8%	(0.4)%

Net loss	(3.0)%	(5.0)%	(0.9)%

Year Ended September 30, 2007, Compared to Year Ended September 30, 2006

Net Patient Revenue

Net patient revenue increased $5.1 million, or 2.2%, to $241.1 million for the year ended September 30, 2007, as compared to $236.0 million for the year ended September 30, 2006. Net patient revenue per day of care increased to approximately $129 per day for the year ended September 30, 2007 from approximately $124 per day for the year ended September 30, 2006. Overall increases in net patient revenue were due to:

•	Medicare reimbursement rate increase of 3.4% effective October 1, 2006; and

•	an increase in inpatient days, which have a high per diem rate, to 27,444 days for the year ended September 30, 2007, from 21,753 days for the year ended September 30, 2006.

•	lower revenue reductions for Medicare Cap accrual of $5.3 million for the year ended September 30, 2007, compared to $6.8 million for the year ended September 30, 2006;

These increases were partially offset by:

•	A $1.2 million increase in our allowance for denials. The allowance increase was due to an increase in our accounts receivable and the age of our billed and unbilled accounts receivable. Although we review all accounts receivable to determine if they can be collected, our methodology tends to increase the allowance as the accounts receivable age;

•	a reduction in the number of hospice programs to 47 as of September 30, 2007 from 56 as of September 30, 2006;

•	a decrease in patient days to 1,861,990 as of September 30, 2007 from 1,904,667 as of September 30, 2006; and

•	a decrease in ADC of 117, or 2.2% to an ADC of 5,101 for the year ended September 30, 2007 compared to an ADC of 5,218 for the year ended September 30, 2006.

The $5.3 million reduction to net patient revenue for Medicare Cap for the year ended September 30, 2007 includes the following estimated accruals or adjustments:

•	$4.5 million for patient service dates during the 2007 Medicare Cap year, including estimated pro-ration for services that these 2007 patients may receive from other non-VistaCare hospice programs;

•	$1.2 million for an increase in Medicare Cap accruals that were previously estimated at lower amounts than actual assessment letters received from our fiscal intermediary (“FI”) for the 2006 Medicare regulatory year primarily relating to subsequent pro-ration activity during 2007;

•	$0.2 million for the 2006 Medicare Cap year for estimated revised assessments;

•	($0.1) million for the 2005 and 2004 Medicare Cap years for revised assessments received in 2007; and

•	($0.5) million for the 2003 and 2004 Medicare Cap correction assessments based on the revised assessments received in 2007.

The following table summarizes the revenue reductions the Company has experienced related to Medicare Cap, (in millions):

Medicare Cap Reductions to Revenue,	September 30,		September 30,		September 30,
Assessments and Accruals	2007		2006		2005

Estimated Medicare Cap recorded as a reduction of patient revenue	$5.3	(1)	$6.8	(2)	$11.9	(3)
Actual Medicare Cap assessment received	—		7.1		8.8
Accrued Medicare Cap liability	11.6		9.8		18.1

(1)	Medicare Cap accruals recorded include all of the detailed items above.

(2)	As of September 30, 2007, the initial assessment letters pertaining to fiscal year 2006 have been received.

(3)	Assessment letters and revised assessment letters for fiscal year 2005 have been received and paid. The Centers for Medicare and Medicaid services (“CMS”) issued a transmittal on August 26, 2005 indicating that “the hospice Cap amount for the Cap year ended October 31, 2004, was incorrectly computed.” Included in the $11.9 million of expense are charges of $2.7 million relating to 2004 and $1.1 million relating to 2003, which were assessed and paid during 2007 for a total of $3.3 million. The $0.5 million difference between the amount estimated for these assessments and the amount paid reduced our 2007 adjustment to net revenue for Medicare Cap.

Patient Care Expenses

Patient care expenses increased $10.8 million, or 7.1%, to $163.7 million for the year ended September 30, 2007 from $152.9 million for the year ended September 30, 2006. As a percentage of net patient revenue, patient care expenses increased to 67.9% for the year ended September 30, 2007 from 64.8% for the year ended September 30, 2006.

Patient care salary expense increased $8.9 million for the year ended September 30, 2007 as compared to the year ended September 30, 2006 due in part to wage increases and hiring additional patient care staff to enable us to continue providing high quality patient care. Salary expense was negatively affected by excess costs associated with revamping the Indiana programs following last year’s decertification and the operation of three new inpatient units for the entire twelve month period. Inpatient units have higher salary and pharmaceutical expense than hospice home care programs. Insurance costs for employee health insurance increased $1.7 million as compared to the year ended September 30, 2006. Our health insurance premium costs increased approximately $0.5 million. The remaining increase of approximately $1.2 million is due to costs associated with claim activity. Pharmaceutical expense increased $0.9 million in the year ended September 30, 2007 when compared to the year ended September 30, 2006 mainly due to price increases and an increase in inpatient days which have a higher pharmacy cost per day.

Another factor impacting patient care expenses was an increase in net room and board expenses of $3.6 million for the year ended September 30, 2007 as compared to the year ended September 30, 2006 despite a lower level of room and board activity. Nursing home revenue (which is recorded as a reduction to nursing home expense) decreased by approximately $1.4 million to $43.0 million for the year ended September 30, 2007 from $44.4 million for the year ended September 30, 2006. Nursing home expenses totaled approximately $51.0 million for the year ended September 30, 2007 as compared to $48.8 million for the year ended September 30, 2006. Nursing home costs, net were $8.0 million and $4.4 million for the years ended September 30, 2007 and 2006, respectively. The increase was due to adverse occurrences during 2007 with respect to the billing process.

Sales, General and Administrative Expenses

SG&A expenses decreased $1.3 million, or 1.5%, to $82.9 million for the year ended September 30, 2007 from $84.2 million for the year ended September 30, 2006. As a percentage of net patient revenue, SG&A expenses decreased to 34.4% for the year ended September 30, 2007 from 35.7% for the year ended September 30, 2006.

Salary expense decreased $1.3 million when compared to the year ended September 30, 2006 primarily due to the reductions in force that we have instituted as part of our restructuring efforts. Other expense reductions included a reduction of $0.8 million for stock compensation expense, due in part to our reductions in force and the change in our compensation philosophy to reduce stock grants, a $0.4 million reduction in relocation expense, a $0.5 million reduction in legal expense and a $0.4 million reduction in bonus expense due to lower anticipated bonus payouts. Severance expense related to our restructuring was $1.4 million for the year ended September 30, 2007, and lease termination expense for programs closed in the restructuring totaled $0.6 million.

Amortization Expense

Amortization expense is $1.4 million lower in the year ended September 30, 2007 than in the year ended September 30, 2006 due to lower amortization of our internally developed software. During the year ended September 30, 2007, we have written off obsolete modules of our internal developed software with a net book value of approximately $0.4 million. The net book value was charged to loss on disposal of assets within operating expenses. Also, portions of the internally developed software are becoming fully amortized.

Gain on Sale of Program Assets

We recorded a $1.1 million gain on the sale of certain operating assets of our Cincinnati, Ohio program during the year ended September 30, 2007. No such asset sales occurred during the year ended September 30, 2006.

Income Tax

For the year ended September 30, 2007, our income tax expense was $0.3 million as compared to a tax expense of $6.6 million for the year ended September 30, 2006. Since we have a full valuation allowance established on our net deferred tax assets, our fiscal 2007 tax provision consists primarily of the impact of the increase in our tax deductible goodwill deferred tax liability which is not available to offset the related increase in the net operating loss deferred tax asset it generates.

Our operating loss for fiscal year 2006 resulted in the Company moving from a cumulative profit position to a cumulative loss position for the most recent three year period ended September 30, 2006. As a result, we recorded a valuation allowance of $8.3 million during the quarter and year ended September 30, 2006 for all of our deferred tax assets, less the deferred tax liabilities expected to reverse and become taxable income.

Year Ended September 30, 2006, Compared to Year Ended September 30, 2005.

Effect of Indiana Program Decertification and Recertification

On October 17, 2005, we were notified by the Centers for Medicare and Medicaid Services (“CMS”) that, as a result of surveys conducted by the Indiana State Department of Health, the Medicare provider agreement for our Indianapolis hospice program was being terminated effective October 15, 2005. The termination also impacted our Terre Haute, Indiana program since the two programs shared a Medicare provider number. Since a hospice provider must be certified in the Medicare program to participate in the Indiana Medicaid program, on October 20, 2005, we were similarly notified that our Indianapolis and Terre Haute programs were terminated as Medicaid providers effective October 15, 2005. The terminations limited our reimbursement (for services provided to patients being served on the effective date of termination) and no reimbursement was available for any services to patients admitted into the affected programs after the date of termination. We took steps to allow the patients and families of the affected programs to remain under our care. Some patients transferred to another of our Indiana programs, some patients transferred to competitor programs, and we continued to serve some patients at the Indianapolis and Terre Haute programs without the expectation of reimbursement. We appealed the termination determination. With no admission of liability or fault on our part and no admission of error or fault by CMS, on July 5, 2006 a settlement was reached in order to avoid the unnecessary expense of litigation and arrive at a final resolution of the matter. Under the terms of the settlement, CMS agreed to modify the effective date of the termination to December 27, 2005 and we agreed to dismiss our appeal. As a result of the settlement, during the fourth quarter of fiscal year 2006 we billed and collected on $0.8 million in invoices related to reimbursable services provided to patients through January 26, 2006.

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

Our operating results throughout Indiana during fiscal 2006 were impacted by the need to devote leadership and program team resources to implement and convert to a new documentation system that is intended to better meet the preferences of the Indiana State Department of Health. As a result of these costs and other costs associated with our recertification efforts, and our inability to admit new patients to our Terre Haute program between October 15, 2005 and March 7, 2006, our twelve months ended September 30, 2006 pre-tax earnings performance was negatively impacted by approximately $7.2 million compared to the twelve months ended September 30, 2005. The loss primarily consisted of $8.8 million for our estimated lost revenues due to our inability to maintain the programs at historical levels. This loss in revenue was partially offset by lower expenses of approximately

$2.6 million, primarily due to lower payroll. In addition, we incurred approximately $1.0 million for legal, training, and travel costs related to the certification matters.

Net Patient Revenue

Net patient revenue increased $10.6 million, or 4.7%, to $236.0 million for the year ended September 30, 2006 from $225.4 million for the year ended September 30, 2005. Net patient revenue per day of care increased to approximately $124 per day for the year ended September 30, 2006 from approximately $115 per day for the year ended September 30, 2005. The overall increases in net patient revenue were due to:

•	the 3.7% Medicare reimbursement rate increase effective October 1, 2005;

•	lower revenue reductions for Medicare Cap accrual of $6.8 million for the year ended September 30, 2006, compared to $11.9 million for the year ended September 30, 2005;

•	lower revenue reductions for allowance for denials and contractual adjustments of $1.4 million for the year ended September 30, 2006, compared to $2.9 million for the year ended September 30, 2005; and

•	change in level of care mix — general inpatient level of care was 4.9% for the year ended September 30, 2006 and 3.7% for the year ended September 30, 2005, which resulted in a higher per day reimbursement rate.

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

We recorded reductions to net patient revenue (excluding room and board charges which are recorded in “nursing home costs, net”) for estimated payment denials, contractual adjustments (such as differences in payments by commercial payors) and subsequent changes to initial level of care determinations (made retroactively by our staff after initial admission) of $1.4 million and $2.9 million for the years ended September 30, 2006 and 2005, respectively. As of September 30, 2006 and 2005, the allowance for denials on patient accounts receivable and room and board was $2.2 million and $3.1 million, respectively. The decrease in our allowances was primarily due to continued favorable trends in our collection rate. Any adjustments to net patient revenue for changes in estimates, based on historical trends, are made only in the current period.

Our average daily census (ADC) of patients decreased 2.9% to 5,218 for the year ended September 30, 2006 from 5,376 for the year ended September 30, 2005. This decrease was attributable to approximately 73,768 lost days in ADC related to the termination of our Indianapolis hospice program on October 15, 2005, which terminated our ability to admit patients and receive reimbursement for our Indianapolis and Terre Haute sites causing a decrease in patient admissions to 17,006 patients in the year ended September 30, 2006, as compared to 17,574 patients in the year ended September 30, 2005. This was partially attributable to a decline in average length of stay to 110 days for the year ended September 30, 2006, from 113 days for the year ended September 30, 2005. At 110 days, our average length of stay is higher than the industry average and is due in part to our relatively high mix of non-cancer patients, by hospice industry standards, though in line with total cancer deaths in the U.S. We believe that non-cancer patients generally have a higher average length of stay than cancer patients.

Patient Care Expenses

Patient care expenses increased $5.7 million, or 3.9%, to $152.9 million for the year ended September 30, 2006 from $147.2 million for the year ended September 30, 2005. The increases in patient care expenses primarily related to the opening of one new program and three new inpatient units during the year ended September 30, 2006. As a percentage of net patient revenue, patient care expense decreased to 64.8% for the year ended September 30, 2006, from 65.3% for the year ended September 30, 2005. The improvement in patient care expenses as a percentage of revenue related to the 3.7% Medicare reimbursement increase effective October 1, 2005. Also, the reductions to net patient revenue related to allowances for denials and Medicare Cap accrual were $1.5 million and $5.1 million lower during the year ended September 30, 2006 when compared to the same reductions to net patient revenue for the year ended September 30, 2005. Additionally, we believe part of the increase is due to shorter median length of stays during the 2006 period than during the corresponding period in 2005 as patient care expenses tend to be higher at the beginning and end of a patient’s length of stay. The increase in patient care expenses for salaries, benefits, and payroll taxes of hospice care providers was $5.6 million for the year ended September 30, 2006, compared to the year ended September 30, 2005 primarily related to annual market and merit increases. Additionally, pharmaceuticals, durable medical equipment and other patient care expenses increased by $0.9 million for the year ended September 30, 2006, as compared to the year ended September 30, 2005. These increases were offset by a reduction in net room and board expenses of $0.8 million for the year ended September 30, 2006, as compared to the year ended September 30, 2005.

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

We recorded an increase in salaries, benefits and payroll taxes of $2.6 million for the year ended September 30, 2006 which was due primarily to additional stock-based compensation expense of $1.9 million related to the Company’s implementation of FAS 123R, additional expense of $0.5 million related to employee insurance and $0.1 million in additional workers’ compensation expense. The remaining increase in SG&A of $4.4 million for the year ended September 30, 2006 resulted primarily from higher rent expense, travel expense, severance costs, bonus expense, and legal expense.

Depreciation and Amortization

Depreciation and amortization expense increased $0.3 million, or 6.5%, to $4.9 million in the year ended September 30, 2006 from $4.6 million in the year ended September 30, 2005. The increase was primarily due to depreciation related to leasehold improvements on our five inpatient units, additional equipment purchases placed into service and the amortization of an intangible asset related to a covenant not to compete.

Non-Operating Income

Non-operating income for the year ended September 30, 2006 was $1.3 million, compared to non-operating income for the year ended September 30, 2005 of $1.0 million. The increase was due primarily to higher interest income on available cash balances.

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

Liquidity and Capital Resources

Overview of Liquidity

We expect that our principal liquidity requirements will be for working capital, capital expenditures and the development of new hospice programs or inpatient units. Due to our on going restructuring efforts, the development of new hospice programs and/or inpatient units will most likely occur on a limited basis in circumstances intended to protect our existing strategic advantages. Other than working capital needs, these expenditures are at our election and we do not currently have material commitments for expenditures in these areas. Based on our current working capital requirements and existing capital commitments, we expect that our existing funds and cash flows from operations will be sufficient to fund our principal liquidity requirements for at least the next twelve months. In 2008 we plan on evaluating additional working capital financing alternatives and to evaluate additional sources of capital to fund future growth and future long term working capital needs if necessary. Our future liquidity requirements and the adequacy of our available funds will depend on many factors, including payment for our services, potential payment delays due to Medicare Additional Development Requests and sequential billing requirements, regulatory changes and compliance with new regulations, expense levels, future development of new hospice programs or inpatient units, acquisitions of other hospice programs and capital expenditures.

As of September 30, 2007, our accounts receivable balance has increased and our cash and short-term investment balances have decreased when compared to the balances at September 30, 2006 due mainly to the timing of payments from Medicare. We have received a significant number of Medicare Additional Development Requests (“ADR”) from our third party fiscal intermediary Palmetto GBA beginning in November 2006. These periodic standard requests for additional information on selected claims delay payment on the listed claims and adversely affect claims billing activity for the entire program. After Palmetto GBA reviews the additional information provided, these claims and future claims are expected to be paid under normal payment terms but the sequential billing model prevents a hospice program from billing for services to a patient until the prior billing periods pertaining to the patient have been reimbursed. At this time, we believe we have adequately reserved for any claim denials. We estimate the delay in accounts receivable payments to be approximately $11.2 million at September 30, 2007. We anticipate continuing delays in payment in the near future because the review process is continuing. At September 30, 2007, 18 sites reported under 10 provider numbers were under review. Prior to issuing our Annual Report on Form 10-K, the review process was reduced to eight sites reported under five provider numbers. We believe the reduced number of sites under review will have a positive impact on our cash flow in the near future but at this time we are unable to quantify the impact.

Because we were not meeting our income objectives, we began a restructuring effort in the second quarter of fiscal year 2007 that is being phased in over an 18 month period with all restructuring initiatives currently expected to be implemented by December 31, 2008, the end of the first quarter of our 2009 fiscal year. We anticipate the benefit from this restructuring effort to result in approximately $45.0 million in annualized gross cost savings which will be partially offset by reductions in revenue of approximately $16.0 million due to site consolidations, closures or sales resulting in annual net savings of approximately $29.0 million. Currently, we estimate our future cash outlays to be approximately $3.0 million to implement these initiatives. We anticipate all costs to be paid by June 30, 2008, the third quarter of our fiscal year 2008.

As of September 30, 2007, we had cash and cash equivalents and short-term investments of $29.4 million, working capital of approximately $43.3 million and the potential ability to borrow up to $50.0 million under our revolving credit and term loan facility based on borrowing base calculations, subject to lender approval, which would be required since we are not presently in compliance with our loan covenants and certain other restrictions as described in more detail below under the caption “Factors Affecting Liquidity and Capital Resources”.

Year ended September 30, 2007 compared to year ended September 30, 2006

Net cash used in operating activities was $12.4 million and $9.4 million for the years ended September 30, 2007 and 2006, respectively. Cash used in operating activities in 2007 exceeded our net loss despite our typical non-cash charges for depreciation, amortization and stock compensation primarily due to a continued increase in accounts receivable on relatively flat operating levels. In 2006 our cash used in operating activities was slightly less than our net loss given that our net loss included a $6.6 million non-cash charge for deferred income tax expense that was offset in part by higher levels of accounts receivable and Medicare Cap payments that were at a level that exceeded our typical non-cash charges for depreciation, amortization and stock compensation.

Net cash provided by investing activities was $12.9 million and $4.6 million for the years ended September 30, 2007 and 2006, respectively. Cash provided by net investment sales was $12.5 million during the year ended September 30, 2007 and was $8.2 million during the year ended September 30, 2006. Cash provided by other assets was $1.7 million higher during the year ended September 30, 2007 than in the prior year. At September 30, 2006, the Company had approximately $1.7 million on deposit in a depleting cash fund for workers’ compensation claims. Although the cash fund was depleted at September 30, 2007, a payment of approximately $1.1 million will be made in the first quarter of 2008 to replenish the workers’ compensation fund. Also, $1.2 million of cash was received from the sale of the Cincinnati hospice program during the year ended September 30, 2007. No program sales occurred during the year ended September 30, 2006.

Net cash provided by financing activities was $0.7 million and $0.5 million for the years ended September 30, 2007 and 2006, respectively. Cash provided by financing activities in both years principally resulted from the exercise of employee stock options and employee stock purchases.

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

Factors Affecting Liquidity and Capital Resources

Debt

In December 2004, we renewed our $30.0 million revolving line of credit and entered into a $20.0 million term loan agreement (this total of $50.0 million is collectively referred to herein as the “credit facility”). The credit facility is collateralized by substantially all of our assets, including cash, accounts receivable and equipment. Loans under the credit facility bear interest at an annual rate equal to the one-month London Interbank Borrowing Rate in effect from time to time plus 3.0% – 5.0%, depending upon our achievement of certain financial ratios as described in the credit agreement. Accrued interest under the revolving line of credit and the term loan is due monthly.

Under the revolving line of credit, we may (upon satisfaction of certain conditions and lender’s waiver of a covenant default) borrow, repay and re-borrow an amount equal to the lesser of: (i) $30.0 million or (ii) 85% of the net value of eligible accounts receivable. The revolving line of credit can be used for working capital and general corporate purposes, including acquisitions. Under the $20.0 million term loan, borrowings are used for “permitted acquisitions” as defined in the credit agreement. The lender will permit term loans provided our pro forma Debt Service Coverage Ratio, as defined in the credit agreement, does not fall below the specified ratio (at September 30, 2007, we failed to meet the specified ratio). The maturity date of the credit facility is December 22, 2009. As of September 30, 2007, there was no balance outstanding on the revolving line of credit or on the term loan.

The credit facility contains certain customary covenants including those that restrict our ability to incur additional indebtedness, pay dividends under certain circumstances, permit liens on property or assets, make capital expenditures, make certain investments and prepay or redeem debt or amend certain agreements relating to outstanding indebtedness. Due to our recent operating losses, we are not in compliance with the credit facility’s debt service coverage ratio covenant and would have to receive a lender waiver, which has not been requested, and complete certain administrative procedures in order to borrow under the current terms of the credit facility.

Medicare Cap

Medicare payments to hospice providers are subject to the annual Medicare Cap. If we are found by Medicare to have exceeded the annual Medicare Cap, Medicare will require that we reimburse for payments made to us in excess of the annual Medicare Cap. We were required to make reimbursements for payments received in excess of the Medicare Cap, either through cash payments or reductions of accounts receivables, of $3.5 million, $15.0 million and $13.4 million during the years ended September 30, 2007, 2006 and 2005, respectively. As of the date of this report, we had not yet been assessed for exceeding the Medicare Cap for the 2007 Medicare Cap. Our Consolidated Balance Sheets included $11.6 million and $9.8 million for accrued Medicare Cap liability as of September 30, 2007 and 2006, respectively.

Contractual Obligations

The following table summarizes our significant contractual obligations at September 30, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. The total excludes amounts already recorded on our balance sheet as current liabilities as of September 30, 2007 (in thousands):

	Payments Due by Period
		Within			After
Contractual Obligation	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating lease obligations	$22,525	$7,224	$11,491	$2,926	$884
Workers’ compensation depleting cash fund	1,074	1,074	—	—	—
Purchase obligations	1,077	823	254	—	—

Total	$24,676	$9,121	$11,745	$2,926	$884

The expected timing of payment of the obligations described above is estimated based on current information. Timing of payments and actual amounts may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

For the purpose of this table, contracted obligations for purchase commitments relating to goods and services are defined as agreements that are enforceable and legally binding on VistaCare and that specify all significant terms, including fixed or minimum quantities to purchase and approximate timing of the transaction.

Off Balance Sheet Arrangements

Not applicable.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised), “Business Combinations”. SFAS No. 141 (revised) relates to business combinations and requires the acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company must adopt this standard for its 2010 fiscal year. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted. The Company must adopt this standard for its 2009 fiscal year. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company must adopt this standard for its 2009 fiscal year. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company will adopt the new requirements in its first fiscal quarter of 2008. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of September 30, 2007.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued their report on the Company’s internal control over financial reporting. That report appears on page 52 of this Report and expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

VistaCare, Inc.
December 6, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of VistaCare, Inc.

We have audited VistaCare’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). VistaCare Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, VistaCare, Inc.’s maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VistaCare, Inc. as of September 30, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007 of VistaCare, Inc. and our report dated December 6, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona
December 6, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of VistaCare, Inc.

We have audited the accompanying consolidated balance sheets of VistaCare, Inc. as of September 30, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VistaCare, Inc. as of September 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VistaCare, Inc.’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 6, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona
December 6, 2007

VISTACARE, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2007	2006
	(In thousands, except share information)

ASSETS
Current assets:
Cash and cash equivalents	$22,737	$21,583
Short-term investments	6,625	19,148
Patient accounts receivable (net of allowance for denials of $2,354 and $1,502 at September 30, 2007 and 2006, respectively)	38,131	27,600
Patient accounts receivable — room & board (net of allowance for denials of $1,869 and $692 at September 30, 2007 and 2006, respectively)	7,929	9,662
Tax receivable	1,391	1,375
Prepaid expenses and other current assets	5,808	4,653

Total current assets	82,621	84,021
Fixed assets, net	6,253	6,409
Goodwill	24,002	24,002
Other assets	2,729	5,360

Total assets	$115,605	$119,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,295	$2,591
Accrued Medicare Cap	11,623	9,849
Accrued expenses and other current liabilities	25,447	27,262

Total current liabilities	39,365	39,702
Deferred rent liability	1,862	854
Deferred tax liability	1,472	1,144
Stockholders’ equity:
Class A Common Stock, $0.01 par value; authorized 33,000,000 shares; 16,866,093 and 16,610,500 shares issued and outstanding at September 30, 2007 and 2006, respectively	169	166
Additional paid-in capital	112,589	110,378
Accumulated deficit	(39,852)	(32,452)

Total stockholders’ equity	72,906	78,092

Total liabilities and stockholders’ equity	$115,605	$119,792

See accompanying notes to consolidated financial statements.

VISTACARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2007	2006	2005
	(In thousands, except per share information)

Net patient revenue	$241,085	$235,993	$225,432
Operating expenses:
Patient care	163,652	152,879	147,211
Sales, general and administrative	82,918	84,198	77,237
Depreciation	2,356	2,365	1,959
Amortization	1,175	2,583	2,645
Loss on disposal of assets	570	270	480
Gain on sale of hospice program assets	(1,105)	—	—

Total operating expenses	249,566	242,295	229,532

Operating loss	(8,481)	(6,302)	(4,100)
Non-operating income (expense):
Interest income, net	1,581	1,459	1,212
Other expense	(161)	(184)	(181)

Total non-operating income, net	1,420	1,275	1,031

Net loss before income taxes	(7,061)	(5,027)	(3,069)
Income tax expense (benefit)	339	6,624	(812)

Net loss	$(7,400)	$(11,651)	$(2,257)

Net loss per share:
Basic and diluted	$(0.45)	$(0.71)	$(0.14)

Weighted average shares outstanding:
Basic and diluted	16,542	16,406	16,316

See accompanying notes to consolidated financial statements.

VISTACARE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Stockholders’ Equity
			Additional
	Common Stock		Paid-In	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total
	(In thousands)

Balance September 30, 2004	16,209	$162	$107,084	$(1,175)	$(18,544)	$87,527
Exercise of stock options	147	2	726	—		728
Restricted stock activity	15	—	—	—	—	—
Deferred compensation related to canceled stock options	—	—	(316)	316	—	—
Tax effect of stock option exercises	—	—	136	—	—	136
Amortization of deferred compensation	—	—	—	304	—	304
Employee stock purchase	21	—	424	—	—	424
Net loss	—	—	—	—	(2,257)	(2,257)

Balance September 30, 2005	16,392	164	108,054	(555)	(20,801)	86,862
Exercise of stock options	40	—	195	—	—	195
Restricted stock activity	155	2	(2)	—	—	—
Share-based compensation	—	—	2,431	—	—	2,431
Accounting change reclassification	—	—	(555)	555	—	—
Employee stock purchase	23	—	255	—	—	255
Net loss	—	—	—	—	(11,651)	(11,651)

Balance September 30, 2006	16,610	166	110,378	—	(32,452)	78,092
Exercise of stock options	94	1	502	—		503
Restricted stock activity	138	2	(2)	—	—	—
Share-based compensation	—	—	1,506	—	—	1,506
Employee stock purchase	24	—	205	—	—	205
Net loss	—	—	—	—	(7,400)	(7,400)

Balance September 30, 2007	16,866	$169	$112,589	$—	$(39,852)	$72,906

See accompanying notes to consolidated financial statements.

VISTACARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2007	2006	2005
	(In thousands)

Operating activities
Net loss	$(7,400)	$(11,651)	$(2,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,356	2,365	1,959
Amortization	1,175	2,583	2,645
Share-based compensation	1,506	2,431	304
Deferred income tax expense	328	7,224	819
Gain on sale of hospice program	(1,105)	—	—
Loss on disposal of assets	570	270	480
Tax benefit of stock option exercises	—	—	136
Changes in operating assets and liabilities:
Patient accounts receivable, net	(8,798)	(7,911)	(9,416)
Prepaid expenses and other assets	(1,452)	1,898	(1,722)
Payment of Medicare Cap assessment	(3,481)	(14,996)	(7,045)
Increase in accrual for Medicare Cap	5,255	6,788	11,868
Accounts payable, accrued expenses and other liabilities	(1,376)	1,605	2,207

Net cash used in operating activities	(12,422)	(9,394)	(22)
Investing activities
Short-term investments purchased	(17,637)	(12,291)	(23,740)
Short-term investments sold/matured	30,160	20,540	29,492
Acquisition	—	—	(4,868)
Purchases of equipment	(2,601)	(3,174)	(2,769)
Internally developed software expenditures	—	(464)	(913)
Proceeds from sale of hospice program assets	1,200	—	—
Decrease (increase) in other assets	1,746	(46)	(1,057)

Net cash provided by (used in) investing activities	12,868	4,565	(3,855)
Financing activities
Proceeds from issuance of common stock from exercise of stock options and employee stock purchases	708	450	1,152

Net cash provided by financing activities	708	450	1,152

Net increase (decrease) in cash	1,154	(4,379)	(2,725)
Cash and cash equivalents, beginning of year	21,583	25,962	28,687

Cash and cash equivalents, end of year	$22,737	$21,583	$25,962

Cash and short-term investments, end of year	$29,362	$40,731	$53,375

Supplemental cash flow data
Medicare Cap liability paid through receivables reductions	$—	$—	$6,349

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

Fair Value of Financial Instruments

VistaCare’s cash and cash equivalents, short-term investments and patient accounts receivable represent financial instruments as defined by Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments”. The carrying value of these financial instruments is a reasonable approximation of fair value.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with a maturity of the investments being for a period of three months or less when purchased. Cash equivalents are carried at cost, which approximates fair value.

Short-Term Investments

VistaCare accounts for investments under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Investments”. VistaCare’s investments are classified as available-for-sale. VistaCare defines short-term investments as income yielding securities that can be converted into cash. Short-term investments include tax-exempt auction rate securities that have interest rate resets approximately every 30 days subject to the availability of orders. While the underlying securities are often long-term bonds with maturities up to and exceeding 20 years, there has historically been an active and liquid market for the securities. Those investments are carried at fair value, which approximates cost given that all of the Company’s investments were successfully settled by early December 2007. As of December 6, 2007, all short term investments were sold at par and became cash equivalents. Interest income totaled $1.6 million, $1.5 million and $1.2 million for the years ended September 30, 2007, 2006 and 2005, respectively; and is included in interest income in the accompanying Consolidated Statements of Operations. The

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investments are primarily comprised of tax-exempt auction rate securities (primarily municipal bonds) and have a rating of AAA or Aaa.

Patient Accounts Receivable

VistaCare receives payment for services provided to patients from third-party payors including federal and state governments under the Medicare and Medicaid programs and private insurance companies. Approximately 93% of VistaCare’s accounts receivable was from Medicare and Medicaid as of the years ended September 30, 2007 and 2006, respectively. VistaCare also receives reimbursements from state Medicaid programs for room and board services provided at contracted nursing homes (see “Nursing Home Costs” below).

As of September 30, 2007, our accounts receivable balance has increased and our cash and short-term investment balances have decreased when compared to the balances at September 30, 2006 due mainly to the timing of payments from Medicare. We have received a significant number of Medicare Additional Development Requests (“ADR”) from our third party fiscal intermediary Palmetto GBA beginning in November 2006. These periodic standard requests for additional information on selected claims delay payment on the listed claims and adversely affect claims billing activity for the entire program. After Palmetto GBA reviews the additional information provided, these claims and future claims are expected to be paid under normal payment terms but the sequential billing model prevents a hospice program from billing for services to a patient until the prior billing periods pertaining to the patient have been reimbursed. At this time, we believe we have adequately reserved for any claim denials.

Fixed Assets

Fixed assets consist of equipment, furniture, fixtures, construction in progress and leasehold improvements, which are recorded at cost. Equipment acquired with acquisitions was recorded at estimated fair value on the date of acquisition. Unfinished construction projects are capitalized in construction in progress, until completion, then the costs are moved to the appropriate fixed asset category and depreciated. Depreciation is calculated on the straight-line method over the estimated useful lives of depreciable assets, ranging from three to ten years. Leasehold improvements are capitalized and amortized using the straight-line method over the lesser of the terms of the leases or the estimated useful lives of the assets. Repairs and maintenance are charged to operations in the period incurred.

Software Development Costs

VistaCare capitalizes certain internal costs related to the development of software used in its business. VistaCare capitalizes all qualifying internal expenses incurred during the application development stage. Costs incurred during the preliminary project stage and post-implementation/operation stages are expensed as incurred. Capitalized software development costs are amortized over a three-year period commencing when the software is substantially complete and ready for its intended use. Capitalized software development costs as of September 30, 2007 related to the Company’s billing software. A review of the elements of capitalized costs is completed periodically and any portions of the software that are no longer used are removed from the books and are charged to loss on disposal of assets, if not fully depreciated. The net book value of capitalized software that was written off was $0.4 million, $0.3 million and $0.4 million for the years ended September 30, 2007, 2006 and 2005, respectively. Beginning with October 1, 2006 no additional costs were capitalized related to the billing software since the nature of future cost to be incurred with respect to the billing system are expected to be more of a maintenance nature. Amortization of capitalized software totaled $0.7 million, $2.1 million and $2.2 million for the years ended September 30, 2007, 2006 and 2005, respectively.

Acquisition

VistaCare purchased Lovelace Sandia Hospice in Albuquerque, New Mexico on September 18, 2005 for a total acquisition price of $4.6 million. With this acquisition, the Company assumed responsibility for all Lovelace Sandia

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hospice operations in the Albuquerque area. As part of the acquisition, the Company entered into a five-year lease on the 11-bed inpatient unit at the Albuquerque Regional Medical Center. Approximately $3.2 million of the purchase price was allocated to goodwill and $1.4 million of the purchase price was allocated to covenant not to compete, which is an intangible asset that is being amortized over five years. The acquisition was an acquisition of an operating business and was structured as an asset purchase; therefore the intangible asset and goodwill are deductible over 15 years for income tax purposes.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is no longer amortized, but instead is assessed for impairment at least annually. Other intangible assets with a finite useful life are amortized over their useful life.

Goodwill remaining on the Company’s balance sheet was $24.0 million at September 30, 2007 and 2006, respectively. An impairment review is conducted annually or more often if events or circumstances indicate the fair market value of such goodwill may have materially declined. Such events or circumstances could include a significant under-performance of the related reporting unit relative to historical or projected operating results, significant negative industry trends and significant changes in regulations governing hospice reimbursements from Medicare and state Medicaid program.

Under SFAS No. 142, all Company locations are considered components with similar economic characteristics which can be aggregated into one reporting unit for goodwill impairment testing. If the fair value of goodwill becomes impaired, goodwill will be adjusted to its fair value on the balance sheet and the extent of the impairment will be recorded as an expense on the accompanying Statements of Operation. No impairment of goodwill existed as of September 30, 2007.

Other intangible assets relate to $1.4 million of the purchase price of the Lovelace Sandia Hospice acquisition which was allocated to covenant not to compete. The unamortized balance of this intangible asset was $0.8 million and $1.1 million at September 30, 2007 and 2006, respectively and is included in other assets on the Consolidated Balance Sheet. Total amortization expense related to this intangible asset was $0.3 million, $0.3 million and $35,000 for the years ended September 30, 2007, 2006 and 2005, respectively. This intangible asset is being amortized over five years. The $0.8 million unamortized balance will be expensed over the next three fiscal years.

Lease Obligations

VistaCare conducts all of its operations from leased facilities, including office space for the home office, hospice programs and six inpatient units. At the inception of the lease, each agreement is evaluated to determine whether the lease will be accounted for as an operating or capital lease. The term of the lease used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. Currently all leases are classified as operating leases. Certain leases contain rent escalation clauses and rent holidays, which are recorded on a straight-line basis over the lease term with the difference between the rent paid and the straight-line rent recorded as a deferred rent liability. The lease term commences on the earlier of the date when the Company becomes legally obligated for the rent payments or the date when the Company takes possession of the building. Lease incentive payments received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction in rent.

Net Patient Revenue

Net patient revenue is the amount VistaCare believes it is entitled to collect for services in accordance with Staff Accounting Bulletin (“SAB”) No. 101 and SAB No. 104, adjusted as described below. The amount varies depending on the level of care, the payor and the geographic area where the services are rendered. Net patient

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenue is derived from billings to Medicare, Medicaid, private insurers, managed care providers, patients and others. Medicare and Medicaid reimbursements accounted for approximately 96% to 97% of our net patient revenue for the years ended September 30, 2007, 2006 and 2005, respectively. The balance of our net patient revenue in all periods was from private insurers, managed care or self-pay.

VistaCare is reimbursed for services provided to hospice eligible patients, subject only to submission of adequate and timely claim documentation. VistaCare’s patient intake process screens patients for hospice eligibility and identifies whether their care will be covered by Medicare, Medicaid, private insurance, managed care or self-pay. VistaCare recognizes patient revenues once a physician has verified the patient’s hospice eligibility, the patient’s coverage information from a payment source has been received and verified and services have been provided to that patient. Net patient revenue includes adjustments for amounts VistaCare estimates it could be required to repay to Medicare for exceeding the annual Medicare Cap and subsequent changes to initial level of care determinations. Other adjustments to net revenue include an estimate for payment denials and contractual adjustments and a revenue reduction for charity care.

Medicare Cap

VistaCare recorded reductions to net patient revenue for exceeding the annual Medicare Cap of $5.3 million, $6.8 million and $11.9 million for the years ended September 30, 2007, 2006 and 2005, respectively.

The $5.3 million reduction to net patient revenue for Medicare Cap for the year ended September 30, 2007 includes the following estimated accruals or adjustments:

•	$4.5 million for patient service dates during the 2007 Medicare Cap year, including estimated pro-ration for services that these 2007 patients may receive from other non-VistaCare hospice programs;

•	$1.2 million for an increase in Medicare Cap accruals that were previously estimated at lower amounts than actual assessment letters received from our fiscal intermediary (“FI”) for the 2006 Medicare regulatory year primarily relating to subsequent pro-ration activity during 2007;

•	$0.2 million for the 2006 Medicare Cap year for estimated revised assessments;

•	($0.1) million for the 2005 and 2004 Medicare Cap years for revised assessments received in 2007; and

•	($0.5) million for the 2003 and 2004 Medicare Cap correction assessments based on the revised assessments received in 2007.

The following table summarizes the revenue reductions the Company has experienced related to Medicare Cap, (in millions):

	September 30,		September 30,		September 30,
Medicare Cap Reductions to Revenue, Assessments and Accruals	2007		2006		2005

Estimated Medicare Cap recorded as a reduction of patient revenue	$5.3	(1)	$6.8	(2)	$11.9	(3)
Actual Medicare Cap assessment received	—		7.1		8.8
Accrued Medicare Cap liability	11.6		9.8		18.1

(1)	Medicare Cap accruals recorded include all of the detailed items above.

(2)	As of September 30, 2007, the initial assessment letters pertaining to fiscal year 2006 have been received.

(3)	Assessment letters and revised assessment letters for fiscal year 2005 have been received and paid. The Centers for Medicare and Medicaid services (“CMS”) issued a transmittal on August 26, 2005 indicating that “the hospice Cap amount for the Cap year ended October 31, 2004, was incorrectly computed.” Included in the $11.9 million of expense are charges of $2.7 million relating to 2004 and $1.1 million relating to 2003, which were assessed and paid during 2007 for a total of $3.3 million. The $0.5 million difference between the amount estimated for these assessments and the amount paid reduced our 2007 adjustment to net revenue for Medicare Cap.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Denials and Contractual Adjustments

The Company records reductions to net patient revenue for estimated payment denials, contractual adjustments (such as differences in payments by commercial payors) and subsequent changes to initial level of care determinations (made retroactively by VistaCare staff after initial admission). The Company recorded reductions to net patient revenue for these types of adjustments of $2.6 million, $1.4 million and $2.9 million for the years ended September 30, 2007, 2006 and 2005, respectively. The allowance increase was due to an increase in accounts receivable and the age of billed and unbilled accounts receivable. Although all accounts receivables are reviewed to determine if they can be collected, our methodology tends to increase the allowance as the accounts receivable age. As of September 30, 2007 and 2006, the allowance for denials on patient accounts receivable and room & board was $4.2 million and $2.2 million, respectively.

Charity Care

VistaCare provides care at no cost to patients who are not eligible for insurance coverage and meet certain financial need criteria established by VistaCare. Charity care totaled approximately $2.6 million, $2.7 million and $2.0 million for the years ended September 30, 2007, 2006 and 2005, respectively. Since VistaCare does not pursue collection of amounts determined to qualify as charity care, these amounts are not recorded in net patient revenue. Expenses VistaCare incurs in providing charity care are recorded as patient care expenses.

Expenses

Expenses are recognized as incurred. Significant expense categories include patient care expenses, nursing home costs, sales, general and administrative expenses, advertising expenses, income taxes and insurance.

Patient Care Expenses

Patient care expenses consist primarily of salaries, benefits, payroll taxes and travel expenses of employees that work directly with patients. Patient care expenses also include the cost of pharmaceuticals, durable medical equipment, medical supplies, inpatient unit expenses, nursing home costs and purchased services such as ambulance, infusion and radiology. Inpatient unit expenses are incurred through per diem charge arrangements with hospitals and skilled nursing facilities where VistaCare provides services and at VistaCare’s six inpatient units.

Nursing Home Costs

For patients receiving nursing home care under state Medicaid programs who elect hospice care in states other than Arizona, Oklahoma and Pennsylvania, VistaCare contracts with nursing homes for the nursing homes’ provision of room and board services. In these states, the applicable Medicaid program must pay VistaCare, in addition to the applicable Medicare or Medicaid hospice daily or hourly rate, an amount equal to generally no more than 95% of the Medicaid daily nursing home rate for room and board services furnished to the patient by the nursing home. Under VistaCare’s standard nursing home contracts, VistaCare pays the nursing home for these room and board services at predetermined contract rates, between 95% and 100% of the full Medicaid allowable per diem nursing home rate. In Arizona, Oklahoma and Pennsylvania, the Medicaid program pays the nursing home directly for these expenses or has created a Medicaid managed care program that either reduces or eliminates this room and board payment.

Nursing home expenses totaled approximately $51.0 million, $48.8 million and $53.1 million for the years ended September 30, 2007, 2006 and 2005, respectively. Nursing home revenues totaled approximately $43.0 million, $44.4 million and $47.9 million for the years ended September 30, 2007, 2006 and 2005, respectively. Revenues are less than the expenses due to provisions for estimated uncollectible amounts, days of nursing home care provided that we are subsequently unable to bill, and differences in nursing home contracted rates. The difference between the amount paid to the nursing home and the amount received from Medicaid (net of estimated

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

room and board reimbursement claim denials) is recorded in patient care expenses. This difference is referred to as “nursing home costs, net”. Nursing home costs, net, were $8.0 million, $4.4 million and $5.2 million for the years ended September 30, 2007, 2006 and 2005, respectively.

Inpatient and Contracted Expenses

Our patients requiring hospice care at the general inpatient care level of service are referred by us to a facility, such as a hospital, with which we contract for the hospital based portion of our overall hospice care plan. All care provided to the patient, including that provided by the facility, is professionally managed and coordinated by VistaCare in accordance with the hospice plan of care. Our contract with the facility sets out the parties’ duties and responsibilities, including the facility’s responsibility to bill VistaCare for the services it provides, the rates for the services and the time within which billings must be received. For Medicare patients, we have the primary right to bill Medicare at the general inpatient level of care rate for the days the patient is in the facility. If another third party payor is responsible for the patient, we bill at the rate provided for in our contract with the third party payor. We record an expense for the cost of the general inpatient care portion of the hospice stay to the hospital we use as a subcontractor at our contracted rate with the facility. The facilities are instructed to bill us for the inpatient services, but in some instances facilities do not bill us within the contracted period (generally 120 — 150 days) or never bill us. When facilities fail to bill us for the general inpatient care portion of these hospice services within the contracted period and the facility has indicated that they will not bill VistaCare, the recorded liability for the inpatient services is reversed and recorded as a reduction to patient care expenses. In the opinion of management, we are not obligated to pay for services provided by the facilities that do not bill us within the period specified in the contract regardless of whether or not they have already had this obligation satisfied.

The Company also has various contracts for certain patient care services provided by representatives of businesses with which we enter into contractual arrangements similar to the inpatient services described above. Recorded liabilities are also reversed for such services that are not billed within the stated contractual period and in the opinion of management, we are not obligated to pay for services provided by the businesses that are not billed within the period specified in the contract.

Sales, General and Administrative Expenses

Sales, general and administrative expenses primarily include salaries, payroll taxes, benefits and travel expenses associated with staff not directly involved with patient care, bonuses for all employees, marketing, sales and use tax, office leases and professional services, which are expensed as the services are rendered.

Advertising Expenses

VistaCare expenses all advertising expenses as incurred, which totaled approximately $3.2 million, $3.3 million and $3.2 million for the years ended September 30, 2007, 2006 and 2005, respectively.

Insurance

VistaCare is covered by a general liability insurance policy on an occurrence basis with limits of $1.0 million per occurrence and $3.0 million in the aggregate. VistaCare is also covered by a healthcare professional liability insurance policy on a claims-made basis with limits of $1.0 million for each medical incident and $3.0 million in the aggregate. Workers’ compensation coverage is maintained at the statutory limits and an employer’s liability policy is maintained with a $1.0 million limit, both which have a $250,000 deductible per occurrence. VistaCare also maintains a policy insuring hired and non-owned automobiles with a $1.0 million limit of liability and a $1.0 million deductible. In addition, VistaCare maintains umbrella coverage with a limit of $10.0 million excess over the general, professional, hired and non-owned automobile and employer’s liability policies.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the workers’ compensation policy periods beginning March 31, 2004, 2005, 2006 and 2007, VistaCare has a high deductible plan that required VistaCare to fund $2.4 million, $1.5 million $1.6 million and $1.9 million to a depleting cash fund balance during 2004, 2005, 2006 and 2007, respectively. As of September 30, 2007, VistaCare has recorded $3.6 million, as accrued expenses on its balance sheet related to the 2004 to 2007 policy periods.

Stock-Based Compensation

Prior to October 1, 2005, the Company accounted for stock-based compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and related interpretations, as permitted by SFAS No. 123 “Accounting for Stock-Based Compensation”. Under APB No. 25, if the exercise price of VistaCare’s stock options equaled or exceeded the estimated fair value of the underlying stock on the dates of grant, no compensation expense was recognized. However, if the exercise prices of VistaCare’s stock options were less than the estimated fair value, on the date of grant, then compensation expense was recognized for the difference over the related vesting periods. Stock options granted at less than estimated fair value resulted in compensation expense of $0.3 million for the year ended September 30, 2005.

If compensation for options granted under VistaCare’s stock options plans prior to October 1, 2005 had been determined based on the deemed fair value at the grant date consistent with the method provided under SFAS No. 123, then VistaCare’s net loss would have been as indicated in the pro forma table below (in thousands, except per share related information).

Year Ended
September 30,
2005

Net loss:
As reported:	$(2,257)
Deduct total stock-based compensation expense determined under fair value method for all awards, net of tax impact	(4,254)

Pro forma net loss	$(6,511)

Basic net loss per share:
As reported	$(0.14)
Pro forma	(0.40)
Diluted net loss per share:
As reported	$(0.14)
Pro forma	(0.40)
Weighted average shares used in computation:
Basic	16,316
Diluted	16,316

There was a $4.8 million pre-tax increase in pro forma stock based compensation expense in the third quarter of fiscal 2005 related to the early vesting of out-of-the money employee stock options.

Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”, using the modified prospective method. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. Other than certain options previously issued at an amount determined to be below fair value for financial accounting purposes, no share-based employee compensation cost has been reflected in net income prior to the adoption of SFAS No. 123(R). Results for prior periods have not been restated. (See Note 9 below for further discussion of VistaCare’s stock-based employee compensation).

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring Costs

During year ended September 30, 2007, the Company announced a restructuring plan that includes rationalization of sites, cost reductions, process improvements and organizational streamlining (See Note 6 below). The Company accounts for the costs of the restructuring in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Under SFAS No. 146, a liability for a cost associated with an exit or disposal activity is recognized at its fair value in the period in which the liability is incurred. Generally, the restructuring costs consist of severance, lease termination payments, and moving. Severance is accrued when the amount by employee is determined, communication with the employee has occurred and no future service is required. If future service is required, the cost of the related severance is accrued over the future service period. Lease termination expense is accrued when an agreement has been reached with the landlord and the site terminates operations. A site is considered closed when patients are no longer serviced from a particular location. Severance, early lease termination and other restructuring costs are recorded in sales, general and administrative expenses on the accompanying Consolidated Statements of Operations. Any unpaid amounts are recorded in accrued expenses and other current liabilities on the accompanying Consolidated Balance Sheets.

Earnings Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period plus the effect of potentially dilutive securities, including outstanding warrants and employee stock options (using the treasury stock method). The effects of certain stock options are excluded from the determination of the weighted average common shares for diluted earnings per share in each of the periods presented as the effects were antidilutive or the exercise price for the outstanding options exceeded the average market price for the Company’s common stock. Accordingly, for the years ended September 30, 2007, 2006 and 2005, approximately 1.8 million, 2.5 million and 2.6 million shares, respectively, related to employee stock and option awards are excluded from the computation of diluted net loss per share.

Income Taxes

VistaCare accounts for income taxes under the liability method as required by SFAS No. 109, “Accounting for Income Taxes”. Under the liability method, deferred taxes are determined based on temporary differences between financial statement and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which the related taxes are expected to be paid or recovered. VistaCare assesses the recoverability of its deferred tax assets and provides a valuation reserve when it is no longer more likely than not that the assets will be recovered. As of September 30, 2007 and 2006 the valuation allowance for deferred tax assets was $10.8 million and $8.3 million, respectively.

2.	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised), “Business Combinations”. SFAS No. 141 (revised) relates to business combinations and requires the acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company must adopt this standard for its 2010 fiscal year. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for financial statements issued for fiscal years beginning after

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 15, 2007. Early adoption is permitted. The Company must adopt this standard for its 2009 fiscal year. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company must adopt this standard for its 2009 fiscal year. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company will adopt the new requirements in its first fiscal quarter of 2008. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

3.	Fixed Assets

A summary of fixed assets follows (in thousands):

	September 30,	September 30,
	2007	2006

Equipment	$10,207	$10,004
Leasehold improvements	3,698	3,305
Furniture and fixtures	3,218	3,001
Construction in progress	755	—

Total fixed assets	17,878	16,310
Accumulated depreciation	(11,625)	(9,901)

Fixed assets, net	$6,253	$6,409

4.	Sale of Program Assets

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

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Accrued Expenses and Other Current Liabilities

A summary of accrued expenses and other current liabilities follows (in thousands):

	September 30,	September 30,
	2007	2006

Patient care expenses	$9,256	$10,674
Salaries and payroll taxes	5,656	5,723
Accrued workers’ compensation	3,617	3,133
Accrued administrative expenses	3,366	3,558
Accrued paid-time-off	2,043	2,080
Self-insured health expenses	1,427	1,749
Accrued taxes	82	345

Total accrued expenses and other current liabilities	$25,447	$27,262

6.	Program Closures/Restructuring

During the second quarter of year ended September 30, 2007, the Company announced a restructuring plan that includes rationalization of sites, cost reductions, process improvements and organizational streamlining. The Company’s restructuring plan calls for the restructuring initiatives to be phased in over a several month period with all initiatives currently expected to be implemented by December 31, 2008, the first quarter of fiscal year 2009. When completed, the restructuring is expected to include the consolidation, closure or sale of 13 sites and two inpatient units and reductions in force at both the corporate headquarters and site locations. As of September 30, 2007, eight hospice programs and one inpatient unit were closed as part of the restructuring. There were no significant restructuring costs during the years ended September 30, 2006 and 2005.

The following tables summarize total costs expensed for the restructuring program as of September 30, 2007 (in thousands):

		Expensed	Expected Future
	Expected Costs	2007	Expense

Severance	$1,802	$1,351	$451
Lease termination	2,280	572	1,708
Other	847	152	695

Total restructuring costs	$4,929	$2,075	$2,854

The future expected costs represent an estimate as of September 30, 2007 with respect to sites we intend to close in the future but have not yet met expense recognition criteria given that notification and closure activities have not yet commenced. For these sites we performed impairment analyses with respect to their operating assets and determined they were recoverable as operating assets.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the accrued liability on the balance sheet related to the restructuring program as of September 30, 2007 (in thousands):

September 30,
2007

Balance at September 30, 2006	$—
Charges to operating expense	2,075
Payments	(1,700)
Other non-cash items	(117)

Balance at September 30, 2007	$258

7.	Income Taxes

The Company is required to assess the recoverability of its deferred tax assets based on the “more likely than not” criteria prescribed under SFAS 109. In performing this assessment, management considers all positive evidence available for the recovery of the assets which includes the following sources in the order of their persuasiveness; i) future taxable temporary differences, ii) loss carryback availability, iii) tax planning strategies; and iv) expected future operating income. When a Company has incurred cumulative losses for a three year period, it would be rare to consider expected future operating income as sufficient evidence for not recording a valuation allowance. The Company has a cumulative loss position for the most recent three year period. We determined that it was more likely than not that certain future tax benefits would not be realized. As a result, the Company has a valuation allowance of $10.8 million as of the year ended September 30, 2007 for all of its deferred tax assets, less the deferred tax liabilities expected to reverse and become taxable income. This resulted in the Company having a net deferred tax liability of $1.5 million relating primarily to its tax deductible goodwill that is being amortized over 15 years given that its reversal is indeterminate.

The components of income tax expense (benefit) follows (in thousands):

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2007	2006	2005

Current taxes:
Federal	$—	$(569)	$(2,268)
State	11	(31)	647

Current income tax benefit	$11	$(600)	$(1,621)

Deferred taxes:
Federal	295	6,200	1,007
State	33	1,024	(198)

Deferred income tax expense	328	7,224	809

Total income tax expense (benefit)	$339	$6,624	$(812)

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of income tax (benefit) expense computed at the federal statutory tax rate to income tax expense (benefit) recorded is as follows (dollar amounts in thousands):

	Year Ended		Year Ended		Year Ended
	September 30, 2007		September 30, 2006		September 30, 2005
	Amount	Percent	Amount	Percent	Amount	Percent

Tax benefit at statutory rate	$(2,401)	34%	$(1,709)	34%	$(1,044)	34%
State taxes, net of federal benefit	44	(1)%	(9)	0%	297	(9)%
Change in valuation allowance	2,639	(37)%	8,227	(164)%	—	0%
Effect of permanent items	61	(1)%	115	(2)%	(81)	3%
Other	(4)	0%	—	0%	16	(2)%

Total income tax expense (benefit)	$339	(5)%	$6,624	(132)%	$(812)	26%

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of asset and liabilities for financial reporting purposes and the amounts used for income tax purposes at the enacted rate. A summary of deferred tax assets and liabilities follows (in thousands):

	September 30,	September 30,
	2007	2006

Deferred Tax Assets
Allowance for denials	$1,579	$831
Accrued expenses	863	1,013
Medicare Cap accrual	4,245	3,670
Workers’ compensation accrual	1,270	1,099
Other carryforwards and credits	128	123
Depreciation and amortization	608	—
Stock based compensation	953	981
Net operating loss	1,457	1,574
Valuation allowance	(10,754)	(8,290)

Total Deferred Tax Assets	349	1,001

Deferred Tax Liabilities
Amortization of goodwill	(1,472)	(1,144)
Depreciation and amortization	—	(453)
Software development expenses	(349)	(548)

Net deferred tax liabilities	$(1,472)	$(1,144)

The Company is estimating a $0.6 million federal taxable loss for the year ended September 30, 2007 which will result in a loss carryforward. As of September 30, 2007, the Company has additional net operating loss carryforwards for federal purposes of $3.2 million and state income tax purposes of approximately $11.9 million, which expire beginning in 2026 and 2011 respectively.

At September 30, 2007 and 2006, the Company’s deferred tax assets do not include $0.2 million and $0.1 million of excess tax benefits from employee stock option exercises that are a component of the Company’s net operating loss carryforward. Additional paid in capital will be increased by $0.2 million if and when such excess tax benefits are realized.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no cash payments for income taxes for the year ended September 30, 2007. Cash payments for taxes were approximately $0.4 million and $0.9 million during the years ended September 30, 2006 and 2005, respectively.

8.	Long-Term Debt

In December 2004, the Company renewed its $30.0 million revolving line of credit and entered into a $20.0 million term loan agreement (this total of $50.0 million is collectively referred to herein as the “credit facility”). The credit facility is collateralized by substantially all of the Company’s assets, including cash, accounts receivable and equipment. Loans under the credit facility bear interest at an annual rate equal to the one-month London Interbank Borrowing Rate in effect from time to time plus 3.0% — 5.0%, depending upon the Company achieving certain financial ratios as described in the credit agreement. Accrued interest under the revolving line of credit and the term loan is due monthly.

Under the revolving line of credit, the Company may (upon satisfaction of certain conditions and lender’s waiver of a covenant default) borrow, repay and re-borrow an amount equal to the lesser of: (i) $30.0 million or (ii) 85% of the net value of eligible accounts receivable. The revolving line of credit can be used for working capital and general corporate purposes, including acquisitions. Under the $20.0 million term loan, borrowings are used for “permitted acquisitions” as defined in the credit agreement. The lender will permit term loans provided the Company’s pro forma Debt Service Coverage Ratio, as defined in the credit agreement, does not fall below the specified ratio (at September 30, 2007, the Company failed to meet the specified ratio). The maturity date of the credit facility is December 22, 2009. As of September 30, 2007, there was no balance outstanding on the revolving line of credit or on the term loan.

The credit facility contains certain customary covenants including those that restrict the Company’s ability to incur additional indebtedness, pay dividends under certain circumstances, permit liens on property or assets, make capital expenditures, make certain investments and prepay or redeem debt or amend certain agreements relating to outstanding indebtedness. Because of recent operating losses, the Company is not in compliance with the credit facility’s debt service coverage ratio covenant and would have to receive a lender waiver, which has not been requested, and complete certain administrative procedures in order to borrow under the current terms of the credit facility.

9.	Stock Based Compensation

Prior to October 1, 2005, the Company accounted for stock based compensation under the measurement and recognition provisions of APB No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”. Under APB No. 25, stock options granted to employees and directors at market required no recognition of compensation cost.

Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”, which requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods.

At September 30, 2007, the Company had two active share-based compensation plans. Stock awards granted from these plans are granted at the fair market value (i.e., the closing price of the stock on the NASDAQ Global Market) on the date of grant, and vest over a period determined at the time the awards are granted, ranging from immediate vesting to seven year vesting, and generally have a maximum term of ten years. Compensation expense related to share-based awards is generally amortized over the vesting period with 10% recorded as patient care expenses and 90% recorded in sales, general and administrative expenses in the Consolidated Statements of Operations. When options are exercised or restricted shares are granted, new shares of the Company’s Class A

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock are issued under these share-based compensation plans. A total of 4.3 million shares are authorized for issuance under these plans.

The adoption of SFAS No. 123 (R) by the Company has caused management to revaluate the equity compensation program for employees and non-employee directors. Subsequent to the adoption of SFAS 123(R) the Company has granted more restricted shares than stock options due to management’s belief that restricted shares provide a higher level of incentive to employees and non- employee directors than stock options. The vesting period of restricted shares varies from immediate vesting to five years with most shares vesting over five years. In addition to service vesting, the Chief Executive Officer was granted restricted shares that vest upon the Company achieving selected performance objectives.

1998 Stock Option Plan

In 1998, VistaCare established a qualified and nonqualified stock option plan (“the 1998 Plan”) whereby options to purchase shares of VistaCare’s common stock are granted at a price equal to the estimated fair value of the stock at the date of the grant as determined by the Board of Directors. A total of 4.0 million shares of common stock are reserved for issuance under the 1998 Plan. The options granted under the 1998 Plan typically vest over a three, five or seven-year period.

In accordance with Accounting Principles Board Opinion No. 25 and its related interpretations, which the Company followed prior to October 1, 2005, certain options were issued at exercise prices below fair value of the common stock and were deemed to be subject to compensation charges. VistaCare recorded deferred compensation in connection with the grant of those stock options for the year ended September 30, 2005. These stock option grants resulted in deferred compensation expense of $0.3 million and a tax benefit related to this compensation expense of $0.1 million for the year ended September 30, 2005.

On May 4, 2005, the Company’s Board of Directors approved accelerating the vesting of 613,624 out-of-the money stock options for executive officers and non executive officers to avoid recording compensation expense on these options under SFAS 123(R), which the Company adopted on October 1, 2005. The Company believed these out-of-the money options were not providing the intended financial incentives to employees, and as such did not deem it appropriate to record compensation expense related to these options. The weighted average exercise price of all shares affected was $29.71. Under SFAS 123, a modified award requires a new measurement of compensation cost as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified. Since there is no further service requirement for these stock options, the excess of the compensation cost for these options measured at the modification date, less amounts previously expensed on a pro-forma basis, resulted in an increase to pro-forma compensation expense of $2.9 million net of tax impact for the year ended September 30, 2005.

The acceleration of these options eliminated future compensation expense that the Company would have recognized in its Statement of Operations with respect to these options upon the effectiveness of SFAS No. 123(R). While the modification may allow the employees to vest in options that could have been forfeited pursuant to the options original terms (i.e., termination prior to vesting), no future compensation expense will result since the options were out-of-the-money at the new measurement date. The maximum future expense that was eliminated was approximately $4.6 million. This amount is properly reflected in the pro-forma footnote disclosure in our fiscal 2005 financial statements, as permitted under the transition guidance provided by the Financial Accounting Standards Board.

2002 Non-Employee Director Stock Option Plan

In 2002, VistaCare established a Non-Employee Director Stock Option Plan (“the director plan”), which authorizes the grant of options to purchase up to 300,000 shares of common stock to non-employee directors. Each non-employee director was granted a stock option to purchase 20,000 shares of common stock on the date he or she was first elected to VistaCare’s board of directors. From 2003 until May 2006, each non-employee director was

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted an annual option to purchase 10,000 shares of VistaCare common stock, provided that he or she attended at least 75% of the meetings of the board of directors in the preceding year or any board committee on which he or she served. The exercise price for all options granted under the director plan was equal to the fair market value of the common stock on the date of grant. Each option granted under the director plan was immediately exercisable in full. Each option will expire on the earlier of 10 years from the date of grant or on the first anniversary of the date on which the optionee ceases to be a director.

In May 2007, the Compensation Committee of the Board of Directors approved a change to the stock grants previously issued to non-employee directors. The Committee determined grants to non-employee directors (i) would be restricted stock rather than stock options, (ii) the number of restricted shares would be 2,500 for directors and 5,000 for the lead director, (iii) the restricted shares would vest on the one-year anniversary of the date of the award, and (iv) vesting would accelerate when a director leaves the board or in the event of a change in control or sale of the company. Also, the restricted stock grants are issued from the Amended and Restated 1998 Stock Option Plan.

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

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2007	2006	2005

Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	48%	48% to 51%	55%
Weighted-average stock price volatility	48%	50%	55%
Risk-free interest rate range	4.4%	3.9% to 5.2%	2.8% to 3.6%
Expected term (in years)	7.5	7.5	5.0

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity under all Company plans as of September 30, 2007, and changes during the three years ended September 30, 2007 is presented in the table below. The weighted-average grant-date fair value of options granted during the years ended September 30, 2007, 2006 and 2005 was $7.01, $7.93 and $7.14, respectively.

			Weighted
			Average
	Number of	Weighted	Remaining
	Shares Under	Average	Contractual	Aggregate
	Option	Exercise Price	Term	Intrinsic Value

Options outstanding at September 30, 2004	2,464,244	$12.09
Granted	715,200	16.81
Exercised	(146,370)	4.97		$1.7 million
Terminated/expired	(394,260)	18.93

Options outstanding at September 30, 2005	2,638,814	$16.72
Granted	392,800	13.80
Exercised	(39,449)	4.95		$0.3 million
Terminated/expired	(631,188)	19.91

Outstanding at September 30, 2006	2,360,977	$15.60
Granted	20,000	12.23
Exercised	(93,411)	5.81		$0.3 million
Terminated/expired	(727,853)	19.56

Outstanding at September 30, 2007	1,559,713	$14.35	6.0	$1.1 million

Exercisable at September 30, 2007	1,294,585	$14.26	5.5	$1.1 million

Vested and expected to vest at September 30, 2007	1,471,476	$14.23	6.0	$1.0 million

A summary of the status of the Company’s restricted non-vested shares as of September 30, 2007, and changes during the three years ended September 30, 2007, is presented below:

		Weighted
		Average
		Grant Date
Restricted Shares	Shares	Fair Value

Non-vested at September 30, 2004	30,000	$16.00
Granted	—	—
Vested	—	—
Forfeited	(15,000)	16.00

Non-vested at September 30, 2005	15,000	$16.00
Granted	187,000	13.32
Vested	(3,600)	12.79
Forfeited	(31,800)	14.39

Non-vested at September 30, 2006	166,600	$13.37
Granted	187,070	10.16
Vested	(31,600)	13.53
Forfeited	(49,000)	12.23

Non-vested at September 30, 2007	273,070	$11.36

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total compensation costs for share-based awards for the years ended September 30, 2007 and 2006 totaled approximately $1.5 million and $2.4 million, respectively. There was no tax benefit realized related to the compensation expense for the year ended September 30, 2007 and the tax benefit related to the compensation expense in the year ended September 30, 2006 was $0.5 million, however the tax benefit amount in 2006 was offset by a valuation allowance. As of September 30, 2007, there was $4.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all Company plans. That cost is expected to be recognized over a weighted-average period of 2.9 years. The total fair value of shares vested during the years ended September 30, 2007, 2006 and 2005 was $1.4 million, $2.4 million and $9.1 million, respectively.

The adoption of SFAS No. 123(R) increased the Company’s loss before and after income tax expense by approximately $2.1 million. The basic and diluted net loss per share for the year ended September 30, 2006 would have been $0.60 if the Company had not adopted SFAS No. 123(R), compared to the reported basic and diluted net loss per share of $0.71. During the year ended September 30, 2006 the Company’s cash flow from operations and financing activities were not affected by the adoption of SFAS No. 123(R).

2002 Employee Stock Purchase Plan

In 2002, VistaCare established an Employee Stock Purchase Plan (“the purchase plan”), which provides for the issuance of up to 200,000 shares of VistaCare common stock to participating employees.

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

10.	401(k) Plan

VistaCare maintains a qualified plan under Section 401(k) of the Internal Revenue Code of 1986. Under the 401(k) plan, a participant may contribute a maximum of 70% of his or her pre-tax earnings through payroll deductions, up to the statutorily prescribed annual limit. The percentage elected by more highly compensated participants may be required to be lower. In addition, at the discretion of VistaCare’s Board of Directors, VistaCare may make discretionary matching and/or profit-sharing contributions into the 401(k) plans for eligible employees. For the years ended September 30, 2007, 2006 and 2005, VistaCare made a discretionary matching contribution to the 401(k) plan of approximately $0.5 million, $0.4 million and $0.4 million, respectively.

11.	Minimum Lease Payments

VistaCare conducts its operations from leased facilities. The leases are classified as operating leases and have varying terms, the latest of which expires in 2017. Certain leases include renewal options that are exercisable at the Company’s option. Payments under operating leases are recognized as rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized for financial reporting purposes and the actual payments made in accordance with the lease agreements is recognized as a deferred rent liability. We also lease copier equipment. The copier leases have varying terms, the latest of which expires in 2010.

Total rent expense was $8.5 million, $7.5 million and $5.9 million for the years ended September 30, 2007, 2006 and 2005, respectively.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum rental payments under non-cancelable leases with terms in excess of one year as of September 30, 2007, follow (in thousands):

2008	$7,224
2009	6,491
2010	5,000
2011	1,986
2012	940
Thereafter	884

$22,525

12.	Related Party Transactions

During 2005, with the approval of the Board of Directors, the Company agreed to purchase the home of its then chief operating officer who joined the Company during 2005. The Board of Directors approved the purchase of the home because they believed the chief operating officer would be able to focus more attention on his current responsibilities. The Company resold the home in less than a month for approximately $40,000 less than the original purchase price for which the Company recorded a loss on disposal of approximately $40,000. There were no other significant related party transactions.

13.	Legal Proceedings

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

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Earnings Per Share

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share information):

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2007	2006	2005

Numerator
Net loss	$(7,400)	$(11,651)	$(2,257)

Denominator
Denominator for basic net loss per share — weighted average shares	16,542	16,406	16,316
Effect of dilutive securities employee stock options	—	—	—

Denominator for diluted net loss per share — adjusted weighted average shares and assumed conversion	16,542	16,406	16,316

Net loss per share:
Basic net loss to stockholders	$(0.45)	$(0.71)	$(0.14)

Diluted net loss to stockholders	$(0.45)	$(0.71)	$(0.14)

The effects of certain stock options are excluded from the determination of the weighted average common shares for diluted earnings per share in each of the periods presented as the effects were anti-dilutive or the exercise price for the outstanding options exceeded the average market price for the Company’s common stock. Accordingly, for the years ended September 30, 2007, 2006 and 2005, approximately 1.8 million, 2.5 million and 2.6 million shares, respectively, related to employee stock awards are excluded from the computation of diluted loss per share.

15.	Allowance for Denials

The allowance for denials for patient accounts receivable is as follows (in thousands):

	September 30,	September 30,	September 30,
	2007	2006	2005

Balance, beginning of year	$2,194	$3,121	$5,885
Provision for denials(a)	6,530	3,370	6,215
Less write-offs, net of recoveries	(4,501)	(4,297)	(8,979)

Balance, end of year	$4,223	$2,194	$3,121

(a)	Reflected as revenue reduction for accounts receivable other than room and board and as patient care expense for room and board.

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Unaudited Quarterly Financial Information

The following table sets forth certain unaudited quarterly financial information for the years ended September 30, 2007 and 2006.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Fiscal year ended September 30, 2007
Net patient revenue	$60,983	$58,975	$59,888	$61,239	$241,085
Gross profit	20,875	18,887	18,325	19,346	77,433
Net income (loss)	391	(3,207)	(2,812)	(1,772)	(7,400)
Net income (loss) per share
Basic	$0.02	$(0.19)	$(0.17)	$(0.11)	$(0.45)
Diluted	$0.02	$(0.19)	$(0.17)	$(0.11)	$(0.45)
Fiscal year ended September 30, 2006
Net patient revenue	$59,673	$55,888	$59,914	$60,518	$235,993
Gross profit	23,752	18,571	21,699	19,092	83,114
Net income (loss)	1,467	(2,016)	(193)	(10,909)	(11,651)
Net income (loss) per share
Basic	$0.09	$(0.12)	$(0.01)	$(0.66)	$(0.71)
Diluted	$0.09	$(0.12)	$(0.01)	$(0.66)	$(0.71)

Year ended September 30, 2007

During the fourth quarter of the year ended September 30, 2007 the Company recorded a reduction to patient care expenses of $0.5 million relating to accrued general inpatient service liabilities no longer required. Also, the Company incurred substantial increases on a few workers’ compensation claims for policy periods 2003, 2005 and 2006. This activity adversely impacted our workers’ compensation expense approximately $0.6 million in the fourth quarter.

Year ended September 30, 2006

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

17.	Regulatory

Medicare and Medicaid Regulation

Medicare payments for hospice services are subject to two additional limits or “Caps,” both of which are assessed on a provider-wide basis. VistaCare has 34 separate provider numbers for Medicare Cap purposes, each of which include one or more of VistaCare’s 47 programs.

The first of these two Caps applies only to Medicare inpatient services. Specifically, if the number of inpatient care days of any hospice program provided to Medicare beneficiaries exceeds 20% of the total days of hospice care

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such program provides to all patients for an annual period beginning September 28, the days in excess of the 20% figure may be reimbursed only at the routine home care rate. None of VistaCare’s hospice programs exceeded the payment limits on inpatient services in the years ended September 30, 2007, 2006 and 2005.

The second Cap is a limit on the total amount of Medicare payments that will be made to each of VistaCare’s programs operating under distinct provider numbers. This Medicare Cap amount is the aggregate limitation on reimbursement per beneficiary, and is revised annually to account for inflation. The Medicare Cap year for establishing the total amount paid to a provider begins on November 1 of each year and ends on October 31 of the following year. The Medicare Cap amount for any given year is usually announced by CMS during the month of August of that Medicare Cap year. As a result, a provider must estimate the Medicare Cap amount for approximately nine or ten months during the current Medicare Cap year based upon the prior year’s Medicare Cap amount and an anticipated inflation factor. For the Medicare year ended October 31, 2007, the Medicare Cap was $21,410.04 per beneficiary. Medicare and Medicaid currently provide for an annual adjustment of the various hospice payment rates based on the increase or decrease of the Medical Care Services category as published by the Consumer Price Index. These hospice rate increases have historically been less than actual inflation. Compliance with the Medicare Cap is not determined on the basis of an individual beneficiary’s experience, but is measured by calculating the total Medicare payments received under a given provider number with respect to services provided to all Medicare hospice care beneficiaries served within the provider number between each November 1 and October 31 of the following year (the “Medicare Cap year”). The result is then compared with the product of the Medicare Cap amount and the number of Medicare beneficiaries electing hospice care for the first time from that hospice provider during the relevant period (September 28 of each year and September 27 of the following year). There are further negative adjustments for the Medicare Cap calculation to the extent any of our first time beneficiaries are later admitted for hospice care to another provider and, there are also positive adjustments for beneficiaries with a previous hospice election who are admitted to one of our hospice providers. Those adjustments are pro-rated based on days of service. If actual Medicare reimbursements paid to the provider during the Medicare Cap year exceed the Medicare Cap amount calculated, Medicare requires that we repay the difference to Medicare.

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

VISTACARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or furnish under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

(b) Changes in Internal Controls.  No change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Some of the information required by this Part III will be included in the definitive proxy statement for our 2008 Annual Meeting of Stockholders, which for purposes of this report we refer to as our annual proxy statement. We plan to submit our annual proxy statement to the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report. That information is incorporated into this Part III by reference.

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

Certain information required by this item is contained in our annual proxy statement under the heading “Election of Directors” and is incorporated herein by reference. Information relating to certain filings on Forms 3, 4, and 5 is contained in our annual proxy statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. Information required by this item pursuant to Items 401(h), 401(i), and 401(j) of Regulation S-K relating to an audit committee financial expert, the identification of the audit committee of our board of directors and procedures of security holders to recommend nominees to our board of directors is contained in our annual proxy statement under the heading “Corporate Governance” and is incorporated herein by reference.

Information required by this item and our code of ethics is incorporated by reference from the discussion under the heading “Corporate Governance” in our proxy statement for our 2008 annual meeting of shareholders. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of our Code of Conduct by posting such information on our website, at www.vistacare.com.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information concerning our executive officers as of September 30, 2007.

Name	Age	Position

Richard R. Slager	53	Chairman of the Board of Directors, President and Chief Executive Officer
Henry Hirvela	56	Chief Financial Officer
Stephen Lewis	61	Senior Vice President and General Counsel
James T. Robinson	47	Chief Marketing Officer
Roseanne Berry, MS, R.N.	52	Chief Compliance Officer
John C. Crisci	48	Chief People Officer

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

James T. Robinson was appointed as our Chief Marketing Officer (“CMO”) and Executive Vice President of Sales and Marketing in May 2006. In his role as CMO, Mr. Robinson has assumed leadership of our sales, marketing, marketing communications and strategic planning. From May 1997 until May 2006, Mr. Robinson served as President and Chief Executive Officer of HealthBanks, Inc. Prior to HealthBanks, he served as Vice President of Marketing, Sales, and Business Development for Avicenna Systems Corporation (now part of WebMD), an Internet health information start-up company he co-founded and sold in 1996. Mr. Robinson also has held a variety of sales and marketing management positions with St. Jude Medical, Inc., Hewlett Packard Medical Systems, and the Xerox Corporation.

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

John C. Crisci has served as our Vice President of People since May 2003, with responsibility for the strategic direction and innovation of human resource activities throughout our company nationwide. From April 2001 until May 2003, Mr. Crisci led the human resources organization for Southwest Airline’s western region. Previously, Mr. Crisci held management positions at Velocity Express, Cemex USA and America West Airlines.

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

Item 14.	Principal Accounting Fees and Services

Information required by this Item is incorporated by reference to our annual proxy statement under the heading “Fees Paid to Ernst & Young LLP”.

PART IV

Item 15.	Exhibit and Financial Statement Schedules

(a) The following are filed as part of this report:

(1) Financial Statements

The following consolidated financial statements are included in Item 8:

•	Management’s Report on Internal Control Over Financial Reporting;

•	Reports of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets at September 30, 2007 and 2006;

•	Consolidated Statements of Operations for the years ended September 30, 2007, 2006 and 2005;

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2007, 2006 and 2005; and

•	Consolidated Statements of Cash Flows for the years ended September 30, 2007, 2006 and 2005.

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
Richard R. Slager
President and Chief Executive Officer

Dated: December 11, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 11, 2007 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Richard R. Slager Richard R. Slager	President and Chief Executive Officer (principal executive officer), Chairman of the Board of Directors

/s/ Henry L. Hirvela Henry L. Hirvela	Chief Financial Officer (principal financial and accounting officer)

/s/ Pete A. Klisares Pete A. Klisares	Director

/s/ James C. Crews James C. Crews	Director

/s/ Perry G. Fine, MD Perry G. Fine, MD	Director

/s/ Jack A. Henry Jack A. Henry	Director

/s/ Geneva B. Johnson Geneva B. Johnson	Director

/s/ Brian S. Tyler Brian S. Tyler	Director

/s/ Jon Donnell Jon Donnell	Director

EXHIBIT INDEX

Exhibit
No.		Exhibit

3	.03*	Fourth Amended and Restated Certificate of Incorporation of VistaCare, Inc.
3.04		Amended and Restated By-Laws of VistaCare, Inc. (effective as of August 18, 2004). (Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated August 20, 2004 (and filed with the Commission on such date) and incorporated herein by reference.)
4	.01*	Specimen certificate for shares of VistaCare, Inc. common stock.
4.02		Rights Agreement, dated as of August 18, 2004, between VistaCare, Inc. and Equiserve Trust Company, N.A., as Rights Agent. (Filed as Exhibit 1 to the Registrant’s Form 8-A Registration Statement, dated August 20, 2004 (and filed with the Commission on such date), and incorporated herein by reference.)
4.03		First Amendment to Rights Agreement, dated as of March 16, 2005, between VistaCare, Inc. and Equiserve Trust Company, N.A., as Rights Agent. (Filed as Exhibit 1 to the Registrant’s Amendment No. 1 to Form 8-A Registration Statement, dated March 16, 2005 (and filed with the Commission on March 17, 2005), and incorporated herein by reference.)
10.01		1998 Stock Option Plan, as amended, restated and adopted by the Board of Directors on April 12, 2004 and subsequently approved by the stockholders at the 2004 annual meeting of stockholders. (Filed as Exhibit 10.01 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2005 and incorporated herein by reference.)
10	.02*	2002 Employee Stock Purchase Plan.
10	.03*	2002 Non-Employee Director Stock Option Plan, as amended and restated November 11, 2002.
10	.04*	Employee Bonus Plan.
10	.17*	Form of Indemnification Agreement between VistaCare, Inc. and its directors and officers.
10	.27*	Key Employee Sale Bonus Plan.
10	.28*+	Management Agreement dated as of October 9, 2002 by and between VistaCare, Inc. and Richard R. Slager.
10	.31*+	Management Agreement dated as of October 9, 2002 by and between VistaCare, Inc. and Stephen Lewis.
10	.37*+	Nonstatutory Stock Option Agreement dated November 20, 2002 by and between VistaCare, Inc. and Richard R. Slager.
10.38		Lease Agreement dated January 16, 2003 by and between Anchor-Forum Portales I, LLC and VistaCare, Inc. (Filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)
10.43		Second Amended and Restated Loan and Security Agreement, dated as of December 23, 2004, by and among VistaCare, Inc. and its subsidiaries and Healthcare Business Credit Corporation. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 29, 2004 (and filed with the Commission on such date) and incorporated herein by reference.)
10.44		Deferred Compensation Plan, as amended effective January 1, 2004. (Filed as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2005 and incorporated herein by reference.)
10.45		First Amendment to the VistaCare, Inc. 1998 Stock Option Plan, effective as of August 10, 2004. (Filed as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2005 and incorporated herein by reference.)
10	.46†	Amended and Restated 1998 Stock Option Plan as amended through December 6, 2006.
10	.47+	Amended and Restated Management Agreement, dated as of August 23, 2006, by and between VistaCare, Inc. and Richard R. Slager. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 18, 2006 (and filed with the Commission on such date) and incorporated herein by reference.)
10	.48+	Employment Offer Letter, dated March 22, 2006, by and between VistaCare, Inc. and Henry L. Hirvela. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 28, 2006 (and filed with the Commission on such date) and incorporated herein by reference.)

Exhibit
No.		Exhibit

10	.49+	Management Agreement, dated as of March 24, 2006, by and between VistaCare, Inc. and Henry L. Hirvela. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 28, 2006 (and filed with the Commission on such date) and incorporated herein by reference.)
10.50		Form of Restricted Stock Award Agreement. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 27, 2006 (and filed with the Commission on such date) and incorporated herein by reference.)
10	.51+	Management Agreement, dated as of June 24, 2005, by and between VistaCare, Inc. and John Crisci
10	.52+	Management Agreement, dated as of February 22, 2006, by and between VistaCare, Inc. and Todd R. Coté
10	.53+	Management Agreement, dated as of August 29, 2006, by and between VistaCare, Inc. and Roseanne Berry
10	.54+†	Management Agreement, dated as of May 31, 2006, by and between VistaCare, Inc. and Jim Robinson.
14.01		VistaCare, Inc. Code of Business Conduct and Ethics, as revised July 2005. (Filed as Exhibit 14.01 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2005 and incorporated herein by reference.)
21	.01*	Subsidiaries of the Registrant.
23	.01†	Consent of Independent Registered Public Accounting Firm.
31	.1†	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
31	.2†	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
32	.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32	.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-98033) dated August 13, 2002, or an amendment thereto, and incorporated herein by reference to the same exhibit number.

+	Management contracts and compensatory plan or arrangements required to be filed pursuant to Item 15(b) of Form 10-K.

†	Filed herewith.