Form 10-K/A
period 2007-09-30
VISTACARE, INC.
filed 2008-01-25
CIK 787030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

As of January 18, 2008, there were outstanding 16,883,567 shares of the Registrant’s Class A Common Stock, $0.01 par value per share.

Explanatory Statement

Why we are filing this Amendment to our Form 10-K

We are filing this amendment (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (“fiscal 2007 10-K”) because we do not anticipate filing the Proxy Statement for our 2008 Annual Meeting of Stockholders (“2008 Proxy Statement”) within 120 days after the end of the fiscal year covered by the fiscal 2007 10-K. Information in this amendment is therefore intended to amend those items in the fiscal 2007 10-K which incorporate by reference the 2008 Proxy Statement. In addition, we are amending Part II — Item 5 of the fiscal 2007 10-K to correct the originally reported number of securities remaining available for future issuance under equity compensation plans and the shares available for future purchase under VistaCare’s Employee Stock Purchase Plan. See the footnotes to those items in the amended Part II — Item 5 in this Amendment.

Amended Items of Form 10-K

We are amending the following items of our fiscal 2007 10-K:

•	Part II — Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

•	Part III — Item 10 — Directors, Executive Officers of the Registrant and Corporate Governance

•	Part III — Item 11 — Executive Compensation

•	Part III — Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

•	Part III — Item 13 — Certain Relationships and Related Transactions

•	Part III — Item 14 — Principal Accounting Fees and Services

All information not affected by amendment is unchanged

We have not changed any information included in our fiscal 2007 10-K that is not affected by the amended information. Accordingly, the information included in our fiscal 2007 10-K and included in this amendment that is not affected by these items describes conditions as they existed and were presented in our fiscal 2007 10-K at the time we filed that report with the Securities and Exchange Commission on December 11, 2007. We have not taken into account any other events occurring after the original filing of our fiscal 2007 10-K that might have affected those disclosures, nor have we modified or updated those disclosures, including the exhibits to our fiscal 2007 10-K, to reflect any other subsequent events. Accordingly, you should, in conjunction with reading this amendment to our fiscal 2007 10-K, also read our quarterly reports on Form 10-Q and all other filings we have made with the Securities and Exchange Commission since December 11, 2007.

PART II
PART III
BOARD OF DIRECTORS
EXECUTIVE OFFICERS OF THE REGISTRANT
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
CORPORATE GOVERNANCE
COMPENSATION DISCUSSION AND ANALYSIS
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Explanatory Note: The Amendment to Part II — Item 5 amends only the reported number of securities remaining available for future issuance under equity compensation plans and the shares available for future purchase under VistaCare’s Employee Stock Purchase Plan as noted below.

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

	High	Low

2007
First Quarter (10/1/2006-12/31/2006)	$13.18	$9.58
Second Quarter (1/1/2007-3/31/2007)	$10.71	$8.13
Third Quarter (4/1/2007-6/30/2007)	$10.79	$8.20
Fourth Quarter (7/1/2007-9/30/2007)	$10.17	$6.47
Closing price at September 28, 2007	$6.54
2006
First Quarter (10/1/2005-12/31/2005)	$14.85	$11.12
Second Quarter (1/1/2006-3/31/2006)	$16.00	$12.40
Third Quarter (4/1/2006-6/30/2006)	$15.58	$11.28
Fourth Quarter (7/1/2006-9/30/2006)	$14.73	$9.90
Closing price at September 29, 2006	$10.40

Equity Compensation Plan Information

The following table sets forth as of September 30, 2007 certain information regarding our equity compensation plans.

	A	B	C
Weighted-
		Average	Number of Securities
		Exercise Price of	Remaining Available for
	Number of Securities to	Outstanding	Future Issuance under
	be Issued upon Exercise	Options,	Equity Compensation Plans
	of Outstanding Options,	Warrants	(Excluding Securities
Plan Category	Warrants and Rights	and Rights	Reflected in Column A)

Equity compensation plans approved by security holders	1,832,783	$12.21	1,476,460	(1)(2)

(1)	Includes 122,237 shares available for future purchase under the Vistacare, Inc. Employee Stock Purchase Plan.

(2)	This number was incorrectly reported as 2,600,436 in our fiscal 2007 10-K. The number which originally appeared in our fiscal 2007 10-K included stock option shares which had been exercised and which should have been excluded. Footnote number (1) to this table in our fiscal 2007 10-K also incorrectly stated the amount of shares available for future purchase under the Vistacare, Inc. Employee Stock Purchase Plan as 133,219, which was the number provided by our stock transfer agent. Our stock transfer agent has since provided us with a corrected number, which we include in footnote number (1) to this table in this Amendment.

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

Repurchases of Common Stock

We did not repurchase any shares of our common stock during fiscal year 2007.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

BOARD OF DIRECTORS

Composition of the Board of Directors

Our Certificate of Incorporation divides the Board of Directors into three classes. Directors in each class serve for a three-year term or until their respective successors are elected and qualified or until their earlier resignation, death or removal. One class of directors is elected at each annual meeting. Currently, James C. Crews, Geneva B. Johnson and Brian S. Tyler serve as Class I directors (whose terms expire in 2009), Messrs. Donnell, Fine and Henry serve as Class II directors (whose terms expire in 2010), and Messrs. Klisares and Slager serve as Class III directors (whose terms expire in 2008). There are no family relationships among any of our directors or executive officers.

Effective May 13, 2006, Ronald A. Matricaria resigned from the Board of Directors. On May 16, 2006, acting on the recommendation of the Nominating and Corporate Governance Committee, the Board of Directors fixed the number of directors at eight (8) to eliminate the vacancy on the board created by Mr. Matricaria’s resignation. As a result, the Board of Directors is composed of eight members, with three (3) directors in each of Classes I and II and two (2) directors in Class III.

Effective September 26, 2006, a vacancy on the Board of Directors was created by the resignation of David W. Elliot, Jr. Effective December 6, 2006, the Board of Directors, acting on the recommendation of the Nominating and Corporate Governance Committee, appointed Brian S. Tyler, Ph.D. to serve the remainder of Mr. Elliot’s term ending in 2009.

Directors Whose Terms Expire at the 2009 Annual Meeting (Class I Directors)

James C. Crews, 70, has served as a member of our Board of Directors since May 2005. Most recently, Mr. Crews served as the Chief Executive Officer of Banner Health Arizona from September 1999 to May 2000. From 1991 to 1999, he was the President and CEO of the Samaritan Health System in Phoenix and led the merger of that organization with the Lutheran Health System to create Banner Health, one of the largest not-for-profit health systems in the country. In 2000, Mr. Crews retired from Banner Health after serving in the not-for-profit health field for 38 years in hospitals and health systems in Minnesota, Illinois, West Virginia and Arizona. He achieved Life Fellow status with the American College of Healthcare Executives and received his Masters degree in Healthcare Administration from the University of Iowa. Mr. Crews continues his community affiliations with organizations assisting the young, homeless, the medically underserved, and those working on Alzheimer’s research.

Geneva B. Johnson, 77, has served as a member of our Board of Directors since May 2004. Ms. Johnson currently serves as the Chairman of the Board of Directors of the Women’s Leadership Institute at Mount Mary College, a position she has held since her appointment in 2005, after serving as its Executive Director from 2001 until 2005. From January 1983 to March 1994, Ms. Johnson served as the President and CEO of Family Service America, Inc., an organization that serves four million people annually in more than 1,000 communities through a network of community-based family counseling and support services. She also serves as a trustee of Froedtert Memorial Lutheran Hospital, is a former trustee of the Medical College of Wisconsin, and serves on the Advisory Board of the Harvard Business School initiative on Social Enterprise. Ms. Johnson earned a bachelor’s degree from Albright College, a master’s degree from Case Western University, and a Certificate in Executive Management from the Harvard Business School. She received an honorary Doctor of Humanities from Albright College in 1983, and an honorary Doctor of Humane Letters from Alvernia College in 2002.

Brian S. Tyler, Ph.D., 40, has served as a member of our Board of Directors since December 2006. Mr. Tyler currently serves as the President of McKesson Corporation’s Medical-Surgical Group. Mr. Tyler has been with McKesson Corporation since 1997, serving in various senior management roles, including Vice President of Business Development, Vice President and subsequently Senior Vice President of Business Development and Strategy for McKesson Corporation’s Supply Management Business, and President of McKesson Specialty. Mr. Tyler served as a Senior Associate with Integral, Inc., a health care consulting company, prior to joining

McKesson Corporation. Mr. Tyler received his BA in Economics from the University of California Santa Cruz. He earned his MA and Ph.D. in Economics from the University of Chicago.

Directors Whose Terms Expire at the 2010 Annual Meeting (Class II Directors)

Jon M. Donnell, 48, has served as a member of our Board of Directors since July 2005. For over 20 years, Mr. Donnell has held a variety of leadership roles in accounting, financial and operating management. In December 2007, Mr. Donnell and his partner founded The Monticello Group, LLC, a real estate/homebuilding advisory group. Since March 2006, Mr. Donnell has been the principal of J.D. Business Solutions, LLC, a real estate consulting firm. Prior to that, Mr. Donnell served as Chief Operating Officer of Levitt and Sons, a Florida-based homebuilder. Mr. Donnell served as President of Dominion Homes, Inc. from July 1999 to October 2004 and as Chief Operating Officer from September 1996 to October 2004. From August 1995 to June 1998, he served as Chief Financial Officer of Dominion Homes. Mr. Donnell has held operational and financial leadership positions with Del Webb and was also part of the audit team for Peat, Marwick, Mitchell, & Co., a Phoenix, Arizona-based accounting firm, where he earned his CPA.

Perry G. Fine, M.D., 55, has served as a member of our Board of Directors since September 2001. In addition, Dr. Fine served as our National Medical Director from June 1996 until August 2003. Dr. Fine is currently a Professor of Anesthesiology in the School of Medicine at the University of Utah, a post he has held since July 1985. From 2004-2007, he served as Vice President, Medical Affairs and Senior Fellow for Medical Leadership of the National Hospice and Palliative Care Organization, Alexandria, Virginia. Dr. Fine has extensive clinical, educational, research and public policy experience dating to the inception of the Medicare hospice benefit. He is a founding member of the American Academy of Hospice and Palliative Medicine. Dr. Fine serves on the Board of Directors of the American Academy of Pain Medicine and the Society for Arts in Healthcare.

Jack A. Henry, 64, has served as a member of our Board of Directors since May 2005. In October 2000, Mr. Henry formed Sierra Blanca Ventures LLC, a private advisory and investment firm of which he is the Managing Director. Mr. Henry was employed with Arthur Andersen LLP from 1966 to 2000 and served for 18 years as the Managing Partner of Andersen’s Phoenix office. Mr. Henry currently serves on the Board of Directors of White Electronic Designs Corporation, Point Blank Solutions, Inc. and three private companies. Additionally, he continues his active involvement in community initiatives and as a board member for multiple business enterprises. Mr. Henry received his BA and MBA from the University of Michigan.

Directors Whose Terms Expire at the 2008 Annual Meeting (Class III Directors)

Pete A. Klisares, 71, has served as a member of our Board of Directors since November 2001. Since November 1999, Mr. Klisares has been a principal of MiGG Capital Investment Company, a private capital investment fund, and a business consultant. From August 1997 until June 1999, he served as President and Chief Operating Officer of Karrington Health, Inc., an assisted living provider. From November 1991 until August 1997, Mr. Klisares was an Executive Vice President of Worthington Industries, Inc., a steel processing and specialty steel product manufacturer. From August 1960 until May 1991, he was employed by AT&T Corp., where he retired as a Vice President of Manufacturing.

Richard R. Slager, 53, has served as our President since September 2006 and as our Chief Executive Officer since May 2001. Mr. Slager has also served as a member of our Board of Directors since May 2001 and as Chairman of our Board of Directors since August 2003. From May 2001 to January 2005, Mr. Slager served as our President. From June 1999 until May 2001, he was Chief Executive Officer of SilverAge LLC, an entrepreneurial online monitoring and interactive technical company for seniors. In May 1989, Mr. Slager founded Karrington Health, Inc., an assisted living provider, and served as Chairman of the Board of Directors and Chief Executive Officer of Karrington Health, Inc. until May 1998 when it was acquired by Sunrise Assisted Living.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information concerning our executive officers as of January 18, 2008.

Name	Age	Position

Richard R. Slager	53	Chairman of the Board of Directors, President and Chief Executive Officer
Henry Hirvela	56	Chief Financial Officer
Stephen Lewis	61	Senior Vice President and General Counsel
James T. Robinson	47	Chief Marketing Officer
Roseanne Berry, MS, R.N	52	Chief Compliance Officer
John C. Crisci	48	Chief People Officer
Jessica Hood	31	Senior Vice President, Operations

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

Jessica Hood has served as Senior Vice President, Operations since July, 2007. Before accepting her current role, she served as Vice President & General Manager for the Company’s West Region from January, 2006 through June, 2007. From November, 2004 until January, 2006, Jessica was the Area Vice President for the Southwest Area during which time she stepped in to play a key role in the company’s Indiana operations during a critical period. From June, 2002 until November, 2004 Jessica was the Executive Director for the Hobbs, New Mexico program. Earlier in her tenure with VistaCare, Hood also served as Director, Clinical Services, Patient Care Manager and RN Case Manager. Prior to joining VistaCare in 1998, Hood served as a charge nurse in the MICU/CICU at University Medical Center in Lubbock, TX. A registered nurse, she holds a degree in nursing from New Mexico Junior College.

There are no family relationships among any of our executive officers and directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than ten percent of a registered class of VistaCare’s equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and The Nasdaq National Market. These persons are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 they file with the SEC and Nasdaq.

Based on a review of reports filed by our directors and executive officers and based on representations from them, we believe all stock ownership reports required to be filed by those reporting persons during 2007 were timely made except with regard to the following transaction due to administrative oversight: a Form 3 on behalf of Ms. Hood which should have been filed upon her promotion to Senior Vice President, Operations, on July 1, 2007. Upon Ms. Hood’s promotion she became subject to Section 16(a) reporting requirements as an executive officer of the Company. However, due to administrative oversight, a Form 3 was not filed with respect to Ms. Hood at that time. The Form 3 for Ms. Hood is scheduled to be filed shortly after the filing of this Amendment. Since the time that Ms. Hood became subject to Section 16(a) she has not engaged in any transactions which required the filing of a Form 4.

CORPORATE GOVERNANCE

General

Information regarding corporate governance at VistaCare can be found on our website (www.vistacare.com) under the “Investor Relations — Corporate Governance” captions. This information includes copies of the charters of our Audit, Compensation and Nominating and Corporate Governance Committees, our Code of Business Conduct and Ethics for officers, employees and directors and our Corporate Governance Guidelines. We review annually our corporate governance practices and policies to ensure that they are in line with current best practices and in compliance with the requirements of the SEC and the Nasdaq Stock Market.

Set forth below is a brief description of some of our most important corporate governance policies and practices.

Independence of Directors

“Independent” Directors.  We believe that independent directors play a critical role in company governance, and we are committed to ensuring that a majority of our directors are independent. Presently, seven (7) of our eight (8) directors are independent under the standards specified by the Nasdaq Stock Market. In particular, our Board of Directors has determined that none of Messrs. Crews, Donnell, Fine, Henry, Klisares and Tyler, and Ms. Johnson has a material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us) and that each of these directors is “independent” within the meaning of Nasdaq’s director independence standards. In addition, our Board of Directors has determined that all of the members of each of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee have no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us) and are “independent” within the meaning of Nasdaq’s director independence standards. Mr. Slager is the only director who is also an employee of VistaCare.

“Independence” for Audit Committee Members and Audit Committee Financial Expert.  In addition, as required by Nasdaq rules, the members of the Audit Committee each qualify as “independent” under special standards established by the SEC for members of audit committees. The Audit Committee also includes at least one independent member who is determined by the Board of Directors to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules, including that the person meets the relevant definition of an “independent director.” Jon M. Donnell and Jack A. Henry are the independent directors who have been determined to be audit committee financial experts. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Messrs. Donnell and Henry’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Messrs. Donnell and Henry any duties, obligations or liability that are greater than are generally imposed on them as members of the Audit Committee and the Board of Directors, and their designation as audit committee financial experts pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board of Directors.

Lead Director

In order to ensure a balanced relationship between management and the Board of Directors, in 2003 our Board of Directors established the role of Lead Director. The Lead Director serves as the Chair of any meeting at which management directors are not present and acts as a liaison between management, including the Chairman/Chief Executive Officer, and the independent directors. Mr. Klisares served as the Lead Director during our 2007 fiscal year. In this capacity, Mr. Klisares had frequent contact with Mr. Slager and other members of management on a broad range of matters.

Nomination of Directors

General

The Nominating and Corporate Governance Committee makes recommendations to the Board of Directors regarding the size and composition of the Board. The Committee reviews annually with the Board the composition of the Board as a whole and recommends, if necessary, measures to be taken so that the Board reflects the appropriate balance of knowledge, experience, skills, expertise and diversity required for the Board as a whole and contains at least the minimum number of independent directors required by the Nasdaq and other applicable laws and regulations. The Committee is responsible for ensuring that the composition of the Board accurately reflects the needs of the Company’s business and, in accordance with the foregoing, proposing the addition of members and the necessary resignation of members for purposes of obtaining the appropriate members and skills.

If the Nominating and Corporate Governance Committee determines that it is necessary to add a new member to the Board of Directors or to fill a vacancy, the Committee will identify and evaluate prospective candidates. In evaluating a director candidate, including candidates recommended by stockholders, the Committee will consider, among other things, the candidate’s integrity, business acumen, experience, other commitments, conflicts of interest and the ability to act in the interest of all of our stockholders. The Committee does not assign specific weights to particular criteria and no particular criterion is necessarily applicable to all prospective nominees. In addition, there are no specific minimum qualifications that must be met for any nominee. The Committee believes that the backgrounds and qualifications of the directors, considered as a group, should provide a significant composite mix of experience, knowledge and abilities that will allow the Board of Directors to fulfill its responsibilities. After seeking input from other Board members and from senior management, the Chair of the Nominating and Corporate Governance Committee will compile a list of potential candidates to recommend for consideration by the full Board. If the Nominating and Corporate Governance Committee deems appropriate, it may also engage a professional search firm. The Chair of the Nominating and Corporate Governance Committee, working with the other members of the Board and senior management, determines whether any of the candidates proposed by the Nominating and Corporate Governance Committee have relationships with any Board members or management, and oversees the initial contact with candidates.

The Chairman of the Board of Directors, together with at least one member of the Nominating and Corporate Governance Committee, interviews prospective candidates. Following such interview, the Nominating and Corporate Governance Committee deliberates to consider whether and to what extent prospective candidates satisfy the criteria for nomination established by the Board of Directors. Following its evaluation discussion, the Nominating and Corporate Governance Committee will then recommend to the Board of Directors the final nominee(s). The Board will then consider and vote on such recommendations.

To date, we have not paid any third party a fee to assist in evaluating and identifying nominees. During 2007, no candidate was recommended to our Nominating and Corporate Governance Committee by any beneficial owner of more than 5% of our common stock.

Stockholder Nominations

Our stockholders may recommend director candidates for inclusion by the Board of Directors in the slate of nominees which the Board recommends to our stockholders for election. The qualifications of recommended candidates will be reviewed by our Nominating and Corporate Governance Committee in the same manner, and subject to the same criteria, as nominees proposed by the Board of Directors, management or other sources.

To propose a nominee, stockholders should submit the name of the proposed nominee, together with the information required by our Bylaws, and any other information with respect to the proposed nominee that will enable the Nominating and Corporate Governance Committee to make an informed evaluation of the proposed nominee’s qualifications. Such proposals should be directed to:

Nominating and Corporate Governance Committee
c/o General Counsel
VistaCare, Inc.
4800 North Scottsdale Road, Suite 5000
Scottsdale, Arizona 85251
Phone: (480) 684-4545

The Nominating and Corporate Governance Committee will consider recommendations that are provided on a timely basis in accordance with our Bylaws.

Stockholder Communications with the Board of Directors

The Board of Directors provides a process for stockholders to send communications to the Board. In particular, stockholders may send written communications to the Board of Directors at the following address:

Board of Directors
c/o General Counsel
VistaCare, Inc.
4800 North Scottsdale Road, Suite 5000
Scottsdale, Arizona 85251
Phone: (480) 684-4545

Upon receipt, the General Counsel will review such communications to determine whether they relate to matters of corporate governance or strategy or to matters unrelated to the responsibilities of the Board of Directors. Communications relating to matters of corporate governance or strategy will be forwarded to the Lead Director, who will, in turn, provide copies or summaries of such communications to the other members of the Board of Directors for consideration, as appropriate.

Board of Directors Meetings and Committees

The Board of Directors has responsibility for establishing broad corporate policies and reviewing our overall performance rather than overseeing day-to-day operations. The primary responsibility of the Board of Directors is to oversee the management of the company and, in so doing, to serve the best interests of the company and its stockholders. The Board selects, evaluates and provides for the succession of executive officers and, subject to stockholder election, directors. It reviews and approves corporate objectives and strategies, and evaluates significant policies and proposed major commitments of corporate resources. It participates in decisions that may potentially have a major economic impact on us. Management keeps the directors informed of Company activity through regular written reports and presentations at Board and committee meetings.

The Board of Directors and its committees meet throughout the year on a set schedule, and also hold special meetings and act by written consent from time to time as appropriate. The Board has delegated various responsibilities and authority to different Board committees as described in this section of the proxy statement. Committees regularly report on their activities and actions to the full Board. Mr. Slager is the only director who is also an employee of VistaCare. Mr. Slager does not serve on any of the Board’s committees and does not participate in any meeting at which his compensation is evaluated.

The Corporate Governance Guidelines that have been adopted by the Board call for regularly scheduled meetings at which only independent directors are present. Executive sessions of non-management directors are generally held before or after regular meetings of the Board of Directors. Executive sessions are either scheduled in advance or called at the request of a non-management director, and are chaired by the Lead Director.

Our Board of Directors met six (6) times in fiscal 2007 (of which two (2) were by way of teleconference). Each director attended 75% or more of the total number of meetings of the Board of Directors and the committees of which such director was a member. One (1) director attended our 2007 annual meeting of stockholders. Our Corporate Governance Guidelines state that directors are not required but are encouraged to attend the annual meeting of stockholders. To encourage and facilitate director attendance at the annual meeting, our Board of Directors attempts to schedule a Board meeting on the same date as the annual meeting of the stockholders.

Our Board of Directors has a standing Audit Committee, a standing Compensation Committee, a standing Nominating and Corporate Governance Committee and a standing Strategic Initiatives Committee. Each Board committee has a charter that has been approved by the Board of Directors, and each committee must review the appropriateness of its charter and perform a self-evaluation at least annually. All members of all Board committees are independent, non-employee directors.

Audit Committee

The current members of the Audit Committee are Messrs. Henry (Chair), Donnell and Klisares. Our Board of Directors has determined that Messrs. Henry and Donnell qualify as “audit committee financial experts” under SEC rules; that each member of the Audit Committee is an “independent director” under the Nasdaq rules governing the qualifications of the members of audit committees; and that each of them has the financial sophistication to satisfy the requirements of Nasdaq. The Audit Committee is empowered to retain independent advisers or consultants as it deems necessary to accomplish its mandates. No member of our Audit Committee serves on the audit committee of more than three (3) other public companies. The Audit Committee held eight (8) meetings during fiscal 2007, two (2) of which were by teleconference. The responsibilities of our Audit Committee and its activities during fiscal 2007 are described in the “Audit Committee Report for the year ended September 30, 2007” set forth elsewhere in this report.

Compensation Committee

The current members of the Compensation Committee are Messrs. Donnell (Chair), Crews, Klisares and Tyler. Mr. Tyler was appointed to the Compensation Committee upon his appointment to the Board in December 2006. Our Board of Directors has determined that each member of the Compensation Committee is independent as defined under Nasdaq rules. The Compensation Committee held four (4) meetings during fiscal 2007. The Compensation Committee evaluates and sets the compensation of our Chief Executive Officer and makes recommendations to our Board of Directors regarding the salaries and bonuses of our other executive officers. Our Chief Executive Officer is not present during voting or deliberations on the determination of his salary.

The Compensation Committee also oversees the evaluation of management by the Board of Directors. In addition, the Compensation Committee grants stock options and other stock incentives (within guidelines established by our Board of Directors) to our officers and employees. The responsibilities of our Compensation Committee and its activities during fiscal 2007 are described in the “Compensation Discussion and Analysis” set forth elsewhere in this report.

Nominating and Corporate Governance Committee

The current members of the Nominating and Corporate Governance Committee are Ms. Johnson (Chair), Messrs. Henry and Klisares, and Dr. Fine. The Board of Directors has determined that each member of the Nominating and Corporate Governance Committee is independent as defined under Nasdaq rules. The Nominating and Corporate Governance Committee is responsible for identifying and evaluating the qualifications of individuals proposed as nominees for election to the Board of Directors and for making recommendations to the Board of Directors based on such evaluations. In addition, the Nominating and Corporate Governance Committee is charged with developing and recommending to the Board of Directors changes to our Corporate Governance Guidelines and overseeing the periodic evaluation of the Board of Directors. The Nominating and Corporate Governance Committee is authorized to retain advisers or consultants as it deems necessary to accomplish its mandate. For information relating to nominations of directors by our stockholders, see “Nomination of Directors” above. The Nominating and Corporate Governance Committee held four (4) meetings during fiscal 2007.

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Committee Oversight and Compensation Objectives

The Compensation Committee of the Board of Directors (the “Committee”) is responsible for establishing the policies which determine the compensation of our executive officers named in the Summary Compensation Table set forth elsewhere in this proxy statement, and all other executives that directly report to the chief executive officer. We refer to these people collectively as “executives”. The Committee members are: Jon M. Donnell, chair, James C. Crews, Pete A. Klisares and Brian S. Tyler.

The Committee believes that the most effective executive compensation program has two key attributes: first, it is designed to reward the achievement by the Company of specific annual, long-term and strategic goals and, secondly, it aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. The Committee evaluates both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies. To that end, the Committee believes executive compensation packages should:

•	Link compensation paid to executives to corporate performance;

•	Provide incentive opportunities that will motivate executives to achieve our long-term objectives;

•	Be competitive within our industry;

•	Attract, retain, motivate and reward individuals of the highest quality in the industry with the experience, skills and integrity necessary to promote our success;

•	Comply with all applicable laws and NASDAQ member rules and guidelines, and be appropriate in light of reasonable and sensible standards of good corporate governance;

•	Be monitored periodically to assess the cost of compensation programs in comparison to stockholder value and the performance of the Company and our executives; and

•	Consider periodic peer group benchmarking of executive compensation practices.

In performing its duties, the Committee is guided by its Charter. The Compensation Committee Charter was amended and restated on May 16, 2007 and is available on our website at www.vistacare.com in the “Investors” section. In accordance with the Charter, the committee’s responsibilities include:

1. Reviewing and approving on an annual basis the corporate goals and objectives with respect to compensation for the chief executive officer (“CEO”). The Committee shall evaluate at least once a year the CEO’s performance in light of these established goals and objectives and based upon such evaluations shall set the CEO’s annual compensation, including salary, bonus and incentive compensation.

2. Authorizing both long-term and short-term compensation for the CEO and other key executives taking into account company and individual performance, industry standards and such other factors as the Committee deems relevant, in its discretion.

3. Reviewing and approving on an annual basis the evaluation process and the compensation of officers subject to Section 16 of the Securities Exchange Act of 1934, as amended, other than the CEO, and of officers and executives reporting directly to the CEO.

4. From time to time reviewing and making recommendations to the Board regarding compensation of non-employee directors.

5. Reviewing the Company’s equity incentive compensation and other stock-based plans and recommending changes to such plans to the Board as needed. The Committee shall have and shall exercise all the authority of the Board with respect to the administration of such plans.

6. Reviewing and approving employment agreements, severance arrangements, retirement arrangements, change in control agreements/provisions, and any special or supplemental benefits for officers and executives of the Company.

7. Assisting the Board in developing and evaluating potential candidates for executive positions, including the CEO, and oversee the development of executive succession plans.

8. Reviewing and discussing with management the Company’s compensation discussion and analysis (“CD&A”) and recommend to the Board that the CD&A be included in the Company’s annual proxy statement.

9. Preparing the report of the Committee required for inclusion in the Company’s proxy statement for each annual meeting.

10. Having authority to retain such compensation consultants, outside counsel and other advisors as the Committee may deem appropriate in its sole discretion, and have the sole authority to approve related fees and retention terms.

11. Reviewing and assessing at least annually the adequacy of this charter and recommend any proposed changes to the Board, and direct management to make a current copy of the charter available on the Company’s external website.

12. Annually reviewing the Committee’s performance.

Compensation Philosophy & Core Principles

The VistaCare Compensation Philosophy provides the board of directors and Management the framework to make compensation-related decisions on an ongoing basis. It ensures that compensation awards are aligned with key business imperatives and talent needs, and that agreement exists between the Committee and management with respect to the key objectives, design parameters and pay levels for the executive compensation program.

The compensation philosophy is built on seven components, each featuring a purpose, guiding principle and practical implications.

1.	Role of Pay

•	Purpose

-	Establishes how compensation and benefits will support and reinforce VistaCare’s strategic objectives.

•	Guiding Principle

-	Compensation should be used to attract and retain the executive talent capable of leading an organization focused on delivering compassionate, patient-focused hospice care while creating sustainable financial performance for its shareholders which meets or exceeds the financial performance of our peer group.

•	Practical Implications

-	VistaCare maintains an explicit compensation philosophy that articulates the relationship between quality hospice care, strategy achievement, and individual rewards.

-	Compensation will at all times focus on aligning the interests of executives with VistaCare’s mission of providing superior and financially responsible care for the physical, spiritual and emotional needs of its patients and their families, while maintaining a supportive environment for all VistaCare employees.

2.	Performance Criteria

•	Purpose

-	Allows VistaCare to objectively measure whether the executive is achieving the company’s goals.

•	Guiding Principle

-	Performance measurement will focus on delivering quality hospice care while achieving sustainable and profitable growth and sustained financial performance.

•	Practical Implications

-	A measure of quality of patient care is always included in either the formalized compensation plans or in the executive’s individual performance assessment

-	To focus executives on quality of care and financial performance, both short and long-term performance goals are established in collaboration with management and will enhance shareholder value and promote high quality of care objectives

-	Executive goals primarily consist of quantifiable and easily measurable metrics and are clearly established at the beginning of the performance period

-	Performance targets are set to encourage “stretch” (e.g., upper 25th percentile vs. peers) performance

3.	Competitive Framework

•	Purpose

-	Assesses VistaCare in comparison to its competitors and competition for talent.

•	Guiding Principle

-	VistaCare’s compensation and performance is compared to a peer group comprised of publicly traded companies with which it competes for both business and talent.

•	Practical Implications

-	VistaCare’s position as a for-profit company in a largely not- for-profit industry requires a carefully selected peer group consisting of other healthcare services companies with which it competes for business and/or talent

-	Comparisons to the market will always influence compensation decisions, but VistaCare recognizes that internal factors also play a role in structuring compensation packages

4.	Competitive Positioning

•	Purpose

-	Develops VistaCare compensation strategies relative to selected peer group/market in terms of base salary and short and long-term incentives.

•	Guiding Principle

-	To attract and retain high caliber talent, base salaries are positioned in aggregate at the market median while both short and long-term incentive compensation opportunities are targeted at the 75th percentile of the market for superior or excellent performance.

•	Practical Implications

-	In aggregate, base salaries are targeted at the median of the market. However, certain positions may be compensated differently to recognize the strategic importance of either the executive or the position to the Company’s critical success factors

-	To encourage a “pay for performance” culture, both short and long-term incentives will be targeted at the 75th percentile of the market to provide appropriate incentives for executives to exceed their performance goals

5.	Mix of Pay

•	Purpose

-	Establishes compensation packages with a variety of elements designed to meet the Company’s compensation program goals.

•	Guiding Principle

-	Pay mix is weighted towards both short and long-term incentives to align executives’ interests with those of the Company and its shareholders and reward executives when performance goals are achieved.

•	Practical Implications

-	In aggregate, compensation is weighted towards incentives. However, certain positions focused primarily on quality of care and medical related issues may be weighted more towards base salary in light of prevailing industry practice

-	Recognizing that pay mix will depend upon the position and individual circumstances, VistaCare focuses value delivery to the executive through incentive compensation

-	A significant portion of incentives is tied to shareholder value creation to directly align the interests of executives with shareholders

-	Along with equity incentives, other long-term incentive vehicles will be considered to achieve the desired linkage between company performance and executive compensation

6.	Governance

•	Purpose

-	Clearly defines roles, responsibilities, and decision-making authority for the design, approval, and management of compensation programs.

•	Guiding Principle

-	The Committee will develop and implement a transparent system of principles and accountabilities around executive compensation to ensure that all programs are implemented and executed in a fair and consistent manner.

•	Practical Implications

-	The roles and responsibilities of the Committee, management and the Company’s Human Resources division are clearly articulated

7.	Communication

•	Purpose

-	Establishes guidelines for communicating compensation philosophy and programs to executives and shareholders to ensure complete understanding

•	Guiding Principle

-	Communication with executives and shareholders will address all aspects of the executive performance management and compensation program including pay levels, mix and performance targets.

•	Practical Implications

-	Communicate explicitly the link between meeting business plan objectives and potential incentive rewards

-	Set performance expectations at the start of each year

-	Require ongoing conversations about performance throughout the year (not just at the end of the year)

-	Periodically communicate to internal and external constituents the Company’s performance relative to objectives set forth in the business plan

-	Clearly articulate the rationale for all compensation decisions to all participants

-	Monitor the understanding of how an individual’s specific objectives contribute to the success of VistaCare

Compensation Consultant

In May 2005, the Committee retained Sibson Consulting as its independent compensation consultant to advise the Committee on all matters related to the executive compensation and compensation programs generally. This engagement continued in 2006 with Sibson Consulting attending one Committee meeting during the year.

Sibson has also provided to the Committee information and guidance on industry best practices. Sibson advised and assisted the Committee in (1) evaluating executive base salaries, (2) developing the broad-based employee incentive compensation plan in which the executives participate, and (3) designing and determining equity incentive grant levels to the CEO under the Company’s 2006 long-term incentive plan.

In May 2007, the Committee retained Mercer Human Resource Consulting to further assist the Committee by providing comparative market data on compensation practices and programs based on an analysis of peer competitors. Mercer provides advice to the Committee with respect to executive compensation benchmarking analysis, pay-for-performance analysis, incentive plan analysis and evaluation, peer group equity/dilution analysis, board of directors compensation evaluation and severance and change in control best practices analysis.

Benchmarking

The Committee uses survey data as an element of its compensation reviews to determine the Company’s position within the marketplace for management talent, and to assist it in making compensation decisions that will support the Company’s strategic objective of attracting and retaining a strong management team. With the assistance of Sibson, the Committee identified a compensation peer group of companies which consists of twelve publicly-traded, healthcare-related companies (the “Peer Group”). The reported compensation of Peer Group executives is used by the Committee to benchmark executive compensation levels against companies that have executive positions with responsibilities similar in breadth and scope to ours and have national businesses that compete with us for executive talent.

In our 2006 and 2007 fiscal years, the Peer Group was comprised of the following companies: Healthways Inc., Amedisys Inc., Chemed Corp., Gentiva Health Services, Inc., Horizon Health Corp., Manor Care, Pediatric Services America, Odyssey Healthcare Inc., National Healthcare Corp., Metropolitan Health Networks Inc., Almost Family Inc., and Paincare Holdings Inc. An analysis based on recent financial data showed that amongst our Peer Group, the Company ranked 8th in revenue as of April 17, 2007 and 8th in market capitalization as of April 17, 2007.

When reviewing base salary levels for the executives for 2007, the Committee referenced a blend of data compiled by Sibson Consulting from peer information and a national survey with benchmark comparisons selected from companies in the $200-$250 million revenue range. The survey data was a compilation of compensation and other data prepared by Sibson based upon its review of the Peer Group as well as other companies that participate in healthcare and general industry surveys. The CEO also considered the information supplied by Sibson Consulting in connection with his recommendations for executive base salaries. The Committee referenced information supplied by Sibson Consulting in connection with its determination of target levels and the overall compensation package for each executive position in establishing the Company’s cash and equity incentive compensation components for 2007.

Compensation Program Components

The Company’s direct compensation program for executives consists of five main components: (1) base salary; (2) annual incentive performance bonus; (3) equity incentives; (4) retirement & benefit plans; and (5) severance and change in control arrangements. The program uses a combination of cash and equity to support our management personnel attraction and retention objectives. It is also designed to provide strong incentives for management to achieve the Company’s strategic and financial objectives by making a substantial amount of compensation dependent upon Company performance. Cash incentives under our Bonus Plan are intended to focus management on our short term annual financial goals, while equity incentives under our Equity Plan are intended to promote a longer term growth perspective.

Base Salary — Analysis

The Committee reviews salaries of the named executive officers (including the CEO) and the Company’s other executives who report directly to the Chief Executive Officer on an annual basis. Historically, this review has been conducted in the last quarterly meeting of the calendar year. Various factors are considered in this review, including the Company’s performance, both relative to the Company’s annual objectives and relative to the Company’s peers, the recommendations of the CEO (except with respect to his compensation), individual performance, responsibility and experience. These factors are considered in the context of each executive’s total compensation package and how each executive’s compensation compares to that of other executives who report to the CEO. The Committee also considers these factors in the context of our benchmarks, which for base salary are a baseline at the 50th percentile and no greater than the 75th percentile of the Company’s Peer Group. We believe benchmarking for external comparability is important in supporting our growth strategy component of attracting and retaining a strong management team. We therefore generally strive to pay at our benchmarks when we believe performance, experience and other factors support it. The Committee considers these factors in the context of the officer’s total compensation, including bonuses, equity and benefits. In considering the base compensation of the Company’s CEO to be paid during the fiscal year ending September 30, 2007, the Committee reviewed compensation of the chief executive officers of the peer group companies. The amount of base compensation was considered, taking into account the CEO’s total annual compensation, such as bonus and long term compensation as well as the value of other benefits commonplace among the Peer Group. In addition, the Committee considered and gave some weight to the fact that the CEO had not received an increase in base compensation over the past four years. The Committee determined that an increase in the CEO’s base compensation was appropriate to achieve a level of parity compared to the peer group, and raised the CEO’s base salary to $460,000 from $400,000, as compared to the 50th percentile figure of $449,000 for the Peer Group.

The Summary Compensation Table sets forth the base salary of each of the named executive officers in 2007. When reviewing the salary levels for 2007, the Committee considered the factors noted in the previous paragraph for each executive. The weight given to any particular factor in respect of setting base salary is wholly subjective, and is influenced principally by benchmark comparability in connection with each named officer.

Annual Incentive Performance Bonus

Annual cash incentives may be paid under the Company’s Annual Incentive Compensation Plan (the “Bonus Plan”), which incorporates the Company’s annual financial performance objectives which are set annually by the Committee. Our Bonus Plan for fiscal 2007 (which ended on September 30, 2007) was approved by the Committee in August 2006, and provided incentives and awards to the executives in connection with the achievement of annual Company financial and individual performance goals.

The annual performance bonus is designed to reward the executives only if the Company achieves its internal financial goals and the executive achieves his or her individual objective performance goals which are set by the Committee. The design of the Bonus Plan reflects the Committee’s belief that a significant portion of annual compensation of each executive should be dependent on the financial performance of the Company.

Bonus Plan participants are eligible to receive a cash bonus equal to a predetermined percentage of their base salary, with percentages set within ranges and subject to thresholds and caps depending on the level of individual performance against pre-established performance objectives. For 2007, the named executive officers’ potential target bonus percentages ranged from 40 percent to 75 percent of base salary.

The factors the Committee considers in setting the individual bonus percentages include the Company’s performance, both relative to the Company’s annual objectives and relative to the Company’s peers and the recommendation of the CEO (except with respect to his percentage). As with base salary, these factors are considered in the context of each officer’s total compensation package and internal comparability. The financial targets used by the Committee are the same as the financial targets set by the Board with respect to the Company’s annual operating plan. For fiscal year 2007, these targets were performance levels for EBITDA and net revenue. The third measure, quality patient care, is considered in support of the company’s philosophy of providing superior and financially responsible care for the physical, spiritual and emotional needs of its patients and their families. 50% of their bonus is based on EBITDA, 25% of the bonus is driven by net revenue and 25% is driven by Quality scores. The EBITDA target must be met for the other two bonus components to be realized. The Company did not meet its EBITDA target in 2007. Accordingly, no bonus payments were made to any of the Company’s executives.

The Committee has the authority to amend the Bonus Plan at any time and may amend any outstanding award granted under the Bonus Plan. However, the Committee may not adopt any amendment without the approval of the Company’s stockholders if the effect of such amendment would affect the tax deductibility of those bonus payments. To date, the Committee has not amended the bonus plan.

Long-Term Equity Incentive Awards

We grant equity awards to align executives’ interests with shareholder value. We believe that management’s success in executing the growth strategy and consistently meeting the Company’s financial objectives will provide longer-term returns to our shareholders.

The decision to make an equity award is based on a number of factors, including the recommendation of the CEO (except with respect to his grant), the Company’s performance and individual performance of the award recipient, and peer group review. As with decisions respecting other forms of compensation, the Committee considers these factors in the context of each executive’s total compensation package and internal comparability.

The Committee also considers these factors in the context of the Company’s benchmark, which is between the median and the 75th percentile (measured by value) for equity grants. The Committee has determined that the target equity grant should be at or above the median incentive levels expressed as a percentage of base pay for companies of our size and revenue when performance, experience and other factors support it. The Committee believes that the objective of attracting and retaining high quality management is advanced with this approach because as a result management will be rewarded for successful execution of the growth strategy when it is positively reflected in the price of our stock. Conversely, when there is not stock appreciation, the value of the equity awards will be negatively impacted.

On July 17, 1998, the Board of Directors established the VistaCare Employee Stock Option Plan (the “Equity Plan”), which was approved by our stockholders. Awards based on our common stock that may be issued under the Equity Plan include stock options, stock appreciation rights, unrestricted stock, restricted stock and restricted stock units. The Equity Plan is administered by the Committee.

Awards under the Equity Plan have a maximum contractual life of ten years. Exercise prices, where applicable, are determined at the time of grant. The value of all equity awards has been based on the fair market value of the award on the date of the award. The date of an equity award is either the date of the regular Board or Committee meeting at which it is approved, or the date when an employee becomes eligible for the award due to initial employment or promotion. The Company does not schedule the proposed timing of grants of any equity award to coincide with the release of material nonpublic information regarding the Company (such as earnings releases). We plan to continue this equity award practice in 2008.

The Committee considered a number of factors in determining the CEO’s equity award in 2007, including the Company’s performance, the CEO’s then current equity position and his overall job performance, responsibility and experience and benchmarking and other competitive information obtained from Sibson Consulting. These factors were also considered in the context of our benchmark, which is the 75th percentile (measured by value) for equity grants. The value of the November 2006 equity award grants (the most recently made grants) to the CEO was 144% compared to the median of the Company’s Peer Group and 84% compared to the 75th percentile of the Company’s Peer Group, based on the information obtained from the SEC filings made by the companies that comprise the Peer Group.

This award, including grant size and components, was designed with the assistance of Sibson Consulting, and included an award of restricted stock. The Committee awarded shares of restricted stock, rather than other equity-based awards such as stock options, because restricted stock is less dilutive to our stockholders. The Committee awarded this size of grant because it determined it an appropriate award to provide a meaningful incentive in light of challenges addressed by the Company and the CEO during recent periods. The number of restricted shares awarded to the CEO in 2006 was 50,000. Restrictions lapse on 42,500 of these shares only in the event that certain Company performance objectives are met, specifically:

(1) 17,500 shares shall vest upon achievement of fiscal year EBITDA of $25 million or more for any fiscal year ending on or after September 30, 2007;

(2) 17,500 shares shall vest upon the Company’s stock attaining a $20 or higher average trading price per share for more than twenty (20) consecutive trading days for any period of time beginning after October 1, 2006; and

(3) 7,500 shares shall vest upon achievement of fiscal year net revenue of $280 million or more for any fiscal year ending on or after September 30, 2007.

The remaining 7,500 shares shall vest in three equal annual installments, with the first vesting occurring on November 20, 2007. All 50,000 shares that comprise this award shall immediately vest upon sale or “change of control” of the Company. “Change in control” is defined as the acquisition by a person, party or a group of outstanding capital stock of the Company representing more than 50% of the combined voting power of all voting securities of the Company entitled to vote generally in the election of directors, excluding acquisitions from the Company, a change of a majority of the Board, without the approval or consent of the members of the Board before such change, the acquisition of the Company by means of a reorganization, merger, consolidation, recapitalization or asset sale, unless the owners of the capital stock of the Company immediately before such transaction continue to own, in substantially the same proportions as before such transaction, capital stock of the acquiring or succeeding entity representing more than 50% of the combined voting power of all voting securities of such acquiring or succeeding entity entitled to vote generally in the election of directors, or the approval of a liquidation or dissolution of the Company. Successful completion of the tender offer described in the Company’s current report on Form 8-K (as amended) filed with the SEC on January 16, 2008, will constitute a “change in control” for purposes of the restricted stock.

The amount of and further detail regarding the terms of the restricted stock granted to the named executive officers in 2007 are described in the Grants of Plan-Based Awards and Outstanding Equity Awards at Fiscal Year End tables set forth in this report.

Retirement & Benefit Plans

We maintain broad-based benefits that are provided to all employees, including health insurance, life and disability insurance, dental insurance, and a 401(k) plan. We offer all of our employees, including our named executive officers, a 401(k) Savings Plan to which we contribute 25% up to the first six percent of the compensation contributed to the plan each pay period by the employee up to the statutory cap. Our matching contributions are subject to a graduated vesting schedule. We offer healthcare insurance and other welfare and employee benefit programs to our named executive officers which are the same as those programs provided to all eligible employees. We offer these plans to support our objective of attracting and retaining strong management.

We analyze the competitiveness of our welfare and employee benefit programs on an annual basis based on national and regional data. Specifically, in establishing our health plans for 2007, we analyzed data from the 2004 Mercer national survey of employer-sponsored health plans by industry, region and company size. With respect to our 401(k) Plan, we review national survey data for service industries in benchmarking our vesting and matching schedules. The only life insurance premiums we pay for the benefit of the individual executives is the Basic Life/AD&D insurance that VistaCare provides for all employees. The face value of those policies is one times the employee’s annual salary, to a maximum of $150,000. Because the base salary of each of the Company’s executives exceeds $150,000, that figure is the face value of the policy for each executive. The amount of the Company’s contribution to the 401(k) Plan for the CEO and each other named executive officer is set forth in the Summary Compensation Tables found elsewhere in this report.

The Board of Directors adopted our Executive Nonqualified Excess Plan (the “Deferred Compensation Plan”) in order to assist members of our management, including the names executive officers, to defer some compensation for tax purposes. The Deferred Compensation Plan was initially adopted because a review by the Committee determined that a deferred compensation plan was a common place component of executive compensation programs among companies similarly situated to the Company. The Deferred Compensation Plan is not intended to be tax qualified and is an unfunded plan. In our fiscal year 2007, the Deferred Compensation Plan was available only to employees whose base salary was $95,000 or more.

Deferred Compensation Plan participants may defer up to 25% of base salary and up to 50% of bonus. The Company reviewed benchmarking data in establishing the deferred compensation limits. The Company does not make matching or other contributions to the Deferred Compensation Plan. The Committee does not generally give any specific weight or consideration to the value of employee benefit plans when setting annual compensation of the CEO or any other executive.

Severance and Change In Control Arrangements

We have severance agreements with each of our executives. The Company entered into these agreements in support of its objectives regarding attraction and retention of strong management. In determining the appropriate severance levels, we considered survey data, external advice and the executive’s experience.

We have severance and change in control agreements with each of our named executive officers providing for guaranteed severance payments if the executive is terminated under certain circumstances. These circumstances are:

1. Termination of Employment Prior to Change in Control

2. Termination of Employment After Change in Control

1. Termination of Employment Prior to a Change in Control: If the employment of an executive (other than Ms. Hood) is terminated for any reason other than for “cause”, the company shall continue to pay to the executive his then current salary in bi-weekly installments for twelve months after the date of his employment termination and continue to provide the executive for twelve months after the date of his employment termination with the health and life insurance benefits he would have received had his employment by the Company not terminated or substantially the equivalent coverage, or the full value thereof in cash. Ms. Hood’s agreement provides for salary and benefits continuation for six months following her employment termination for any reason other than for cause. “Cause” is defined as the executive’s willful failure to attempt in good faith to follow the legal written directions of the Board or the Chief Executive Officer, which is not cured within ten days following receipt by the executive of written notice from the Board or the Chief Executive Officer specifying the details thereof, the executive’s conviction of a felony (other than a felony involving a traffic violation or as a result of vicarious liability), the executive’s commission of an act constituting fraud, embezzlement, larceny or theft with regard to the Company that is of a material nature (other than good faith expense account reimbursement disputes) or willful misconduct by the executive with regard to the Company that has a material adverse effect on the Company.

2. Termination of Employment After Change in Control: If within two years following a Change in Control as defined in the section of this CD&A which addresses Long-Term Incentive Equity Awards the executive’s employment by the Company is terminated by the Company for any reason other than “cause” or the executive’s death or Disability or is terminated by the Executive for “good reason”, the Company shall pay to Messrs. Hirvela, Robinson and Crisci, within thirty days after the date of their employment termination a lump sum amount equal to two (2) times their then current annual salary and continue to provide each executive for two years after the date of employment termination the health and life insurance benefits he would have received had his employment with the Company not terminated, or the full value thereof in cash. “Good reason” is defined as any of the following events: a material diminution in the executive’s duties or responsibilities or the assignment to the executive of duties or responsibilities that are inconsistent in a material and adverse way with the executive’s then position, a reduction in the executive’s base salary, a requirement by the Company that the executive’s principal place of work be moved to a location more than thirty-five miles away from Scottsdale, Arizona, or a change in the executive’s title to a lesser title. Ms. Hood’s agreement provides for one times her annual compensation and continuation of health and similar benefits for up to a one year period. Mr. Slager’s agreement provides for three times his annual compensation (salary plus cash incentive) and continuation of health and similar benefits for up to a three-year period.

Additionally, if the executive’s employment is terminated as described above after a change in control, the vesting of all options granted by the Company to the executive to purchase shares of the Company’s capital stock shall be accelerated in full.

The following table outlines the hypothetical payments to each executive had their employment been terminated on September 30, 2007 under the two circumstances described above.

	Severance Only			Annual
	Cash Payment	Total Value	Benefits	Premium

Rick Slager	12 months	$460,000	1 year	$14,472
Henry Hirvela	12 months	$250,000	1 year	$14,472
Jim Robinson	12 months	$250,000	1 year	$14,472
John Crisci	12 months	$200,000	1 year	$5,166
Jessica Hood	6 months	$97,500	6 months	$5,166
		$1,257,500		$53,748

	Change in Control			Annual
	Cash Payment	Amount	Benefits	Premium

Rick Slager	3x base + bonus	$1,725,000	3 years	$14,472
Henry Hirvela	2x base	$500,000	2 years	$14,472
Jim Robinson	2x base	$500,000	2 years	$14,472
John Crisci	2x base	$400,000	2 years	$5,166
Jessica Hood	1X base	$195,000	1 year	$5,166
		$3,320,000		$53,748

Perquisites

The Company does not provide its named executive officers with perquisites.

Policy on Recoupment of Executive Incentive Compensation in the Event of Certain Restatements

If the Board of Directors or an appropriate Committee of the Board determines that, as a result of a restatement of the Company’s financial statements, an executive received more compensation than the executive would have received absent the incorrect financial statements, then the Board or Committee, in its discretion, may take such actions as it deems necessary or appropriate to address the events that gave rise to the restatement and to prevent its recurrence. Such actions may include, to the extent permitted by applicable law:

•	Requiring partial or full repayment of any bonus or other incentive compensation paid to the executive;

•	Requiring repayment of any gains realized on the exercise of stock options or on the open-market sale of vested shares;

•	Causing the partial or full cancellation of restricted stock or deferred stock awards and outstanding stock options;

•	Adjusting the future compensation of such executive.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee (i) were officers or directors of the Company during the last fiscal year, (ii) were formerly officers or employees of the Company, or (iii) served on the board of directors of compensation committee of any other company one of whose executive officers served on the Compensation Committee or Board of Directors of the Company.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and based on this review and discussion, has recommended that it be included in the Company’s Annual Report on Form 10-K.

COMPENSATION COMMITTEE
Jon M. Donnell, Chair
James C. Crews
Pete A. Klisares
Brian S. Tyler

Summary Compensation

The table below summarizes the total compensation paid or earned by each of our named executive officers for the period ended September 30, 2007.

SUMMARY COMPENSATION TABLE

					All Other
		Salary ($)	Stock Award	Options	Compensation
Name and Principal Position	Year	(1)	($)(2)	Award ($)(3)	($)(4)	Total ($)

Richard R. Slager	2007	$460,000	$127,592	—	$3,875	$591,467
Chairman, President and Chief
Executive Officer
Henry Hirvela	2007	$250,000	$76,284	$94,249	—	$420,533
Chief Financial Officer and Treasurer
James Robinson	2007	$250,000	$66,263	$81,930	$8,488	$406,681
Executive VP and Chief Marketing Officer
John Crisci	2007	$200,000	$51,903	$55,208	$2,231	$309,342
Chief People Officer
Jessica Hood	2007	$195,000	$21,269	$17,614	—	$233,883
Sr Vice President, Operations
Todd R. Coté, M.D.	2007	$183,962	$0	$0	$73,224	$257,186
Former Chief Medical Officer

(1)	Salary represents annual base salary except for Mr. Cote who left the company at the end of June 2007. Mr. Cote’s amount equals salary paid through June 2007. Amounts shown are not reduced to reflect the named executive officers’ elections, if any, to defer receipt of salary under the Executive Deferred Compensation Plan.

(2)	Represents the compensation costs of restricted stock awards recognized for financial statement reporting purposes for the fiscal year ended September 30, 2007, in accordance with Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123 R”), “Share-Based Payments”, (excluding any impact of assumed forfeiture rates) and thus also includes amounts from awards granted in and prior to 2007. See VistaCare, Inc.’s Annual Report on Form 10-K for fiscal year ended September 30, 2007 for assumptions used in the valuations. Mr. Cote forfeited 8,000 restricted shares when he left the company in June 2007.

(3)	Represents the compensation costs of stock option awards recognized for financial statement reporting purposes for the fiscal year ended September 30, 2007, in accordance with SFAS 123(R) (excluding any impact of assumed forfeiture rates) and thus also includes awards granted in and prior to 2007. See VistaCare, Inc.’s Annual Report on Form 10-K for fiscal year ended September 30, 2007 for assumptions used in the valuations. Mr. Cote forfeited options to purchase 10,000 shares of stock when he left the company in June 2007.

(4)	Represents the Company contribution to the 401K plan for Messrs. Slager and Crisci. Mr. Robinson’s other compensation represents relocation reimbursements of $6,108 paid in fiscal year 2007 and the Company contribution to the 401K plan of $2,380. Mr. Cote’s other compensation represents severance of $67,308 and a $5,916 payment for accrued and unused time off.

Grant of Plan Based Awards

The table below sets forth information regarding grants of plan-based awards made to each of the named executive officers during fiscal year 2007.

GRANTS OF PLAN-BASED AWARDS

All Other
Stock
					Awards:	Exercise
					Number	or Base	Closing	Grant Date
		Estimated Future Payouts Under			of Shares	Price of	Market	Fair Value
		Equity Incentive Plan Awards			of Stock	Option	Price on	of Stock and
		Threshold	Target	Maximum	or Units	Awards	Date of	Stock
Name and Principal Position	Grant Date	(#)	(#)(1)	(#)	(#)(2)	($/Sh)	Grant ($)	Options ($)

Richard R. Slager	11/20/2006	—	42,500	—	7,500	$0.00	$11.51	$575,500.00
Chairman, President and
Chief Executive Officer
Henry Hirvela	None	—	—	—	—	—	—	—
Chief Financial Officer
and Treasurer
James Robinson	None	—	—	—	—	—	—	—
Executive VP and Chief
Marketing Officer
John Crisci	None	—	—	—	—	—	—	—
Vice President of People
and Education
Jessica Hood	12/15/2006	—	—	—	5,000	$0.00	$10.45	$52,250.00
Sr Vice President of
Operations
Todd R. Coté, M.D.	None	—	—	—	—	—	—	—
Former Chief Medical
Officer

(1)	Reflects 17,500 shares that vest upon achievement of fiscal year EBITDA (GAAP net income adjusted for the affect of interest, taxes, depreciation, amortization and other income) of $25 million or more for any fiscal year ending on or after September 30, 2007 with compensation expense amortized over four years; 17,500 shares that vest upon the Company’s stock attaining a $20 or higher average trading price per share for more than twenty (20) consecutive trading days for any period of time beginning after October 1, 2006 with compensation expense amortized over five years; 7,500 shares that vest upon the achievement of fiscal year net revenue of $280 million or more for any fiscal year ending on or after September 30, 2007 with compensation expense amortized over three years.

(2)	Mr. Slager’s 7,500 shares vests in three equal annual installments, with the first vesting occurring on November 20, 2007. Ms. Hood’s 5,000 shares vest in five equal annual installments with the first vesting occurring on December 15, 2007.

Effective November 20th, 2006, the Board of Directors resolved to grant 50,000 shares of restricted common stock to Richard Slager at a purchase price per share and an aggregate purchase price of $0.00 and $0.00 respectively. The closing price of VistaCare stock on the date of grant was $11.51. All of the Purchased Shares are subject to forfeiture until they are vested, and shall vest according to the following vesting schedule:

(1) 17,500 shares shall vest upon achievement of fiscal year EBITDA of $25 million or more for any fiscal year ending on or after September 30, 2007;

(2) 17,500 shares shall vest upon the Company’s stock attaining a $20 or higher average trading price per share for more than twenty (20) consecutive trading days for any period of time beginning after October 1, 2006;

(3) 7,500 shares shall vest upon achievement of fiscal year net revenue of $280 million or more for any fiscal year ending on or after September 30, 2007;

(4) 7,500 shares shall vest in three equal annual installments, with the first vesting occurring on November 20, 2007; and

(5) All shares shall immediately vest upon sale or change of control of the Company (which shall mean the events described in Section 12(b)(1), (2), (3) and (4) of the 1998 Stock Option Plan as Amended and Restated April 12, 2004).

Outstanding Equity Awards at Fiscal Year End

The table below sets forth the number of securities underlying outstanding plan awards for each named executive officer as of September 30, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END 2007

	Option Awards					Stock Awards
											Equity
											Incentive
									Equity		Plan
									Incentive		Awards:
									Plan		Market or
									Awards:		Payout
								Market	Number of		Value of
						Number		Value of	Unearned		Unearned
						of Shares		Shares or	Shares,		Shares,
	Number of	Number of				or Units		Units of	Units, or		Units, or
	Securities	Securities				of Stock		Stock	Other		Other
	Underlying	Underlying				That		That	Rights		Rights
	Unexercised	Unexercised		Option	Option	Have Not		Have Not	That Have		That
	Options (#)	Options (#)		Exercise	Expiration	Vested		Vested(1)	Not Vested		Have Not
Name and Principal Position	Exercisable	Unexercisable		Price ($)	Date	(#)		($)	(#)		Vested ($)(1)

Richard R. Slager	330,668	—		$3.75	06/07/2011
Chairman, President and	272,000	—		$12.50	11/11/2012
Chief Executive Officer						7,500	(2)	$49,050	42,500	(3)	$277,950

Henry Hirvela	10,000	40,000	(4)	$15.91	03/24/2016	19,200	(5)	$125,568	—		—
Chief Financial Officer and Treasurer

James Robinson	10,000	40,000	(6)	$13.82	05/31/2016	19,200	(7)	$125,568	—		—
Executive VP and Chief Marketing Officer

John Crisci	20,000	—		$23.41	05/22/2013
Chief People Officer	15,000	—		$34.09	02/10/2014
	10,000	20,000	(8)	$15.67	08/10/2014	16,000	(9)	$104,640	—		—

Jessica Hood	2,000	—		$12.50	08/13/2012
Sr Vice President, Operations	1,000	—		$34.09	02/10/2014
	2,000	—		$19.23	07/05/2014
	2,000	3,000	(10)	$15.67	11/01/2014
	1,000	4,000	(11)	$13.55	02/28/2016
						4,000	(12)	$26,160
						5,000	(13)	$32,700

Todd R. Coté, M.D.	—	—		—	—	—		—	—		—
Former Chief Medical Officer

(1)	Based on the closing price of the Company’s common stock as of September 30, 2007 ($6.54) as reported on NASDAQ.

(2)	Restricted Stock vests in equal installments of 2,500 on November 20, 2007, November 20, 2008 and November 20, 2009.

(3)	Reflects 17,500 shares that vest upon achievement of fiscal year EBITDA (GAAP net income adjusted for the affect of interest, taxes, depreciation, amortization and other income) of $25 million or more for any fiscal year ending on or after September 30, 2007 with compensation expense amortized over four years; 17,500 shares that vest upon the Company’s stock attaining a $20 or higher average trading price per share for more than twenty (20) consecutive trading days for any period of time beginning after October 1, 2006 with compensation expense amortized over five years; 7,500 shares that vest upon the achievement of fiscal year net revenue of $280 million or more for any fiscal year ending on or after September 30, 2007 with compensation expense amortized over three years.

(4)	Options vest in equal installments of 10,000 on March 24, 2008, March 24, 2009, March 24, 2010 and March 24, 2011.

(5)	Restricted Stock vests in equal installments of 4,800 on March 24, 2008, March 24, 2009, March 24, 2010 and March 24, 2011.

(6)	Options vest in equal installments of 10,000 on May 31, 2008, May 31, 2009, May 31, 2010 and May 31, 2011.

(7)	Restricted Stock vests in equal installments of 4,800 on May 31, 2008, May 31, 2009, May 31, 2010 and May 31, 2011.

(8)	Options vest according to a four year cliff vesting schedule. All options become 100% vested on 8/10/2008. Vesting is accelerated should there be a change in control or if the Company is sold prior to the vesting date.

(9)	Restricted Stock vests in equal installments of 4,000 on December 15, 2007, December 15, 2008, December 15, 2009 and December 15, 2010.

(10)	Options vests in equal installments of 1,000 on November 1, 2007, November 1, 2008 and November 1, 2009.

(11)	Options vests in equal installments of 1,000 on February 28, 2008, February 28, 2009, February 28, 2010 and February 28, 2011.

(12)	Restricted Stock vests in equal installments of 1,000 on December 15, 2007, December 15, 2008, December 15, 2009 and December 15, 2010.

(13)	Restricted Stock vests in equal installments of 1,000 on December 15, 2007, December 15, 2008, December 15, 2009, December 15, 2010 and December 15, 2011.

Options Exercised and Stock Vested

The table below sets forth information regarding stock option awards that were exercised and restricted stock awards that vested during 2007 for each of our named officers.

OPTION EXERCISES AND STOCK VESTED

	Stock Awards
	Number of Shares	Value Realized
Name and Principal Position	Acquired on Vesting (#)	on Vesting ($)(1)

Richard R. Slager	—	—
Chairman, President and Chief Executive Officer
Henry Hirvela	4,800	$42,240
Chief Financial Officer and Treasurer
James Robinson	4,800	$45,552
Executive VP and Chief Marketing Officer
John Crisci	4,000	$41,800
Vice President of People and Education
Jessica Hood	1,000	$10,450
Sr Vice President of Operations
Todd R. Coté, M.D.	2,000	$20,280
Former Chief Medical Officer

(1)	Amounts reflect the market value of the stock on the day the stock vested. These shares represent restricted stock.

Nonqualified Deferred Compensation

The table below sets forth, for each of our named executive officers, information regarding his or her participation in our non-qualified deferred compensation plans in 2007. All of the balances relate to executives’ own deferred amounts invested in investment funds available to the general public. We do not make any additional contributions to such plans.

NONQUALIFIED DEFERED COMPENSATION TABLE

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings in	Withdrawals/	Balance at Last
	in Last Fiscal	in Last Fiscal	Last Fiscal	Distributions	Fiscal Year End
Name and Principal Position(a)	Year(1) ($)	Year ($)	Year(2)	($)	($)

Richard R. Slager	$0	$0	$0	$0	$0
Chairman, President and Chief Executive Officer
Henry Hirvela	$0	$0	$0	$0	$0
Chief Financial Officer and Treasurer
James Robinson	$0	$0	$0	$0	$0
Executive VP and Chief Marketing Officer
John Crisci	$5,698	$0	$2,322	$0	$13,998
Chief People Officer
Jessica Hood	$24,939	$0	$7,672	$0	$50,471
Sr Vice President, Operations
Todd R. Coté, M.D.	$0	$0	$0	$0	$0
Former Chief Medical Officer

(1)	100% of the amounts in the “Executive Contributions in Last Fiscal Year” columns are also included in the salary column of the 2007 Summary Compensation Table in Part III — Item 11 of this Amendment.

(2)	Amounts included in this column do not include above-market or preferential earnings (of which there were none) and accordingly such amount is not included in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the 2007 Summary Compensation Table.

(a)	Executive Deferred Compensation Plan. This plan is a tax deferred compensation program for a limited number of executives, including named executive officers, provides a tax favorable vehicle for deferring annual compensation, including base salary and annual bonus. Under the plan, an executive may defer up to 25% of his or her base salary and up to 50% of any incentive. Deferred balances are credited with gains or losses which mirror the performance of benchmark investment funds selected by the participant from among 13 available funds. Amounts deferred are paid at the participant’s option, either in a lump sum or in annual installments over a period of up to five years for retirement or termination distributions, or in a lump sum at a date specified by the participant for a scheduled withdrawal. We make no contributions to this plan but pay all administrative costs and expenses.

Director Compensation

The table below summarizes the compensation earned by non-employee Directors for the fiscal year ended September 30, 2007.

DIRECTOR COMPENSATION TABLE

	Fees
	Earned in	Stock	Option
	Fiscal year	Awards	Awards
Name and Principal Position(1)	2007(2)	($)(3)	($)(4)	Total ($)

Pete A. Klisares	$104,875	$25,276		$130,151
Lead Director; Member, Audit/Comp/Nom&CG/Strat Init Committees
James C. Crews	$68,500	$12,638		$81,138
Chair, Strategic Initiatives Comm; Member, Comp Committees
Jon M. Donnell	$91,250	$12,638		$103,888
Chair, Comp; Member, Audit Committees
Perry Fine, M.D.	$35,000	$12,638		$47,638
Member, Nom & Corp Gov & Strategic Initiative Committees
Jack A. Henry	$89,125	$12,638		$101,763
Chair, Audit Comm; Member, Nom & Corp Gov Committees
Geneva Bolton Johnson	$37,500	$12,638		$50,138
Chair, Nom & Corp Gov Comm; Member, Strategic Initiatives Committee
Brian S. Tyler	$36,875	$12,638	$140,194	$189,707
Member, Compensation & Strategic Initiatives Committees

(1)	Richard R. Slager, the Company’s Chairman, President and Chief Executive Officer is not included in this table because he is an employee of the Company and thus received no compensation for his services as a Director. The compensation received by Richard R. Slager is shown in “The Summary Compensation Table” in Part III — Item 11 of this Amendment.

(2)	Fees are those earned during our fiscal year ended September 30, 2007 not necessarily paid during the fiscal year. Each non-employee director receives an annual retainer, payable in quarterly installments, based upon Board and Board committee membership and responsibilities. Each non-employee director receives a $30,000 annual retainer. Our Lead Director, Mr. Klisares, receives an additional $30,000 annual retainer. Our Audit Committee Chair, Mr. Henry, receives an additional $27,500 annual retainer. Our Compensation Committee Chair, Mr. Donnell, for the first quarter of fiscal 2007 received an additional $10,000 annual retainer, and beginning in the second quarter receives an additional $27,500 annual retainer. Our Nominating and Corporate Governance Committee Chair, Ms. Johnson, and our Strategic Initiatives Committee Chair, Mr. Crews, each receive an additional $5,000 annual retainer. The non-chair members of our Audit Committee, Mr. Donnell and Mr. Klisares, each receive an additional $5,000 annual retainer. The non-chair members of our Compensation Committee, Mr. Crews, Mr. Klisares and Mr. Tyler, for the first quarter of fiscal 2007 each received and additional $2,500 annual retainer and for the second, third and fourth quarters of fiscal 2007 each received an additional $5,000 annual retainer. All non-chair members of our Nominating and Corporate Governance Committee and Strategic Initiatives Committee each receive an additional $2,500 annual retainer.

(3)	Represents the compensation costs of restricted stock awards recognized for financial statement reporting purposes for the year in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments”, (but excluding any impact of assumed forfeiture rates). Expense is based on the closing price of the company’s common stock as of May 16, 2007 ($8.88) as reported on NASDAQ.

(4)	Option grant of 20,000 shares on December 6, 2006 upon Brian Tyler’s appointment to the Board of Directors. At that time options granted to the Board of Directors vested immediately. In accordance with Statement of

Financial Accounting Standards No. 123(R) (“SFAS No. 123 R”), “Share-Based Payments”, all compensation costs were expensed in the quarter that the options were granted.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of September 30, 2007 about our common stock that may be issued upon the exercise of options and rights under our equity compensation plans. Our stockholders have previously approved each of these plans and all amendments that were subject to stockholder approval. We have no equity compensation plans that have not been approved by our stockholders.

			Number of
			Securities
			Remaining
			Available
			for Future Issuance
			Under Equity
			Compensation
	Number of		Plans
	Securities to be	Weighted-Average	(Excluding)
	Issued Upon	Exercise of	Securities
	Exercise of	Outstanding	Reflected
	Outstanding Options,	Options, Warrants	in Second Column
Plan Category	Warrants and Rights	and Rights	From Left)

1998 Stock Option Plan	1,632,783	$11.60	1,254,223
2002 Non-Employee Director Stock Option Plan	200,000	$17.21	100,000
2002 Employee Stock Purchase Plan(1)	—	—	122,237
Total	1,832,783	$12.21	1,476,460

(1)	As of September 30, 2007, an aggregate of 77,763 shares of our common stock have been sold under the 2002 Employee Stock Purchase Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of January 18, 2008 by:

•	each stockholder we know to beneficially own more than 5% of our common stock;

•	each of our directors, director nominees and named executive officers; and

•	all of our named executive officers and directors as a group.

For purposes of this table, beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended, and generally includes voting or investment power over securities. Under this rule, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days of January 18, 2008 upon the exercise of options. Each beneficial owner’s percentage ownership is determined by assuming that all options held by such person that are exercisable within 60 days of January 18, 2008 have been exercised.

Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each person named in this table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the person. Unless otherwise noted, the address of each person named in the table is c/o VistaCare, Inc., 4800 North Scottsdale Road, Suite 5000, Scottsdale, Arizona 85251.

	Number of			Shares
	Shares			Acquirable		Total
	Beneficially			Within		Beneficial
Name of Beneficial	Owned		+	60 Days	=	Ownership	Percent

5% Owners:
William Blair & Company, L.L.C.(1)	2,190,776			—		2,190,776	13.0%
Millenco LLC(2)	1,629,299			—		1,629,299	9.7%
ICM Asset Management, Inc.(3)	1,605,774			—		1,605,774	9.5%
Perry Corp.(4)	1,151,570			—		1,151,570	6.8%
Directors and Executive Officers:
Richard R. Slager	79,492	(5)		301,334		380,826	2.3%
Henry Hirvela	24,000	(6)		20,000		44,000	*
Stephen Lewis	—			47,000		47,000	*
James T. Robinson	26,491	(7)		10,000		36,491	*
Roseanne Berry	22,194	(8)		37,800		59,994	*
John Crisci	20,000	(9)		45,000		65,000	*
Jessica Hood	10,000	(10)		10,000		20,000	*
James C. Crews	2,500	(11)		30,000		32,500	*
Jon M. Donnell	4,500	(12)		30,000		34,500	*
Perry G. Fine, M.D.	22,500	(13)		33,333		55,833	*
Jack A. Henry	4,000	(14)		30,000		34,000	*
Geneva B. Johnson	2,600	(15)		40,000		42,600	*
Pete A. Klisares	7,000	(16)		70,000		77,000	*
Brian S. Tyler	2,500	(17)		20,000		22,500	*
All executive officers and directors as a Group (14 persons)	227,777			724,467		952,244	5.6%

*	Less than one percent of the outstanding common stock.

(1)	Based solely on information provided in Form 13G (Amendment No. 1) filed by William Blair & Company (“William Blair”) with the Securities and Exchange Commission on January 9, 2008. William Blair is a registered investment adviser and has sole voting and dispositive power with respect to 2,190,776 shares. The principal business address of William Blair is 222 W. Adams, Chicago, IL 60606.

(2)	Based solely on the information provided in Schedule 13D (Amendment No. 2) filed by Millenco LLC (“Millenco”), a Delaware limited partnership, with the Securities and Exchange Commission on December 26, 2007. Millenco is a broker-dealer and a member of the American Stock Exchange and the NASDAQ. Millennium Management LLC, a Delaware limited liability company (“Millennium Management”), is the manager of Millenco, and Israel A. Englander, an individual (“Englander”), is the managing member of Millennium Management. Millenco has shared voting and dispositive power with respect to 1,629,299 shares. The principal business of address of Millenco, Millennium Management, and Englander is c/o Millennium Management LLC, 666 Fifth Avenue, New York, New York 10103.

(3)	Based solely on the information provided in a Schedule 13G (Amendment No. 1) jointly filed by ICM Asset Management, Inc. (“ICM”) and James M. Simmons (“Simmons”) with the Securities and Exchange Commission on February 14, 2007. ICM is a registered investment adviser. Simmons is the Chief Executive Officer and controlling stockholder of ICM. Each of ICM and Simmons has shared voting power with respect to 648,850 shares and shared dispositive power with respect to 1,605,774 shares. No individual client’s holdings of the shares are more than five percent of VistaCare’s outstanding shares of common stock. The principal business address of ICM and Simmons is 601 West Main Avenue, Suite 600, Spokane, WA 99201.

(4)	Based solely on the information provided in a Schedule 13D filed by Perry Corp. (the “Company”) and Richard C. Perry, an individual (“Perry”) with the Securities and Exchange Commission on January 17, 2008. The Company is a registered investment adviser that provides investment management services to private investment funds. Perry is the President, sole director, and sole stockholder of the Company. The Company has sole voting and dispositive power with respect to 1,151,570 shares. The principal business address of the Company and Perry is 767 Fifth Avenue, 19th Floor, New York, NY 10153.

(5)	Total includes 47,500 shares of unvested restricted stock which the executive is allowed to vote and which will vest upon change of control of the company.

(6)	Total includes 19,200 shares of unvested restricted stock which the executive is allowed to vote and which will vest upon change of control of the company.

(7)	Total includes 19,200 shares of unvested restricted stock which the executive is allowed to vote and which will vest upon change of control of the company.

(8)	Total includes 6,000 shares of unvested restricted stock which the executive is allowed to vote and which will vest upon change of control of the company.

(9)	Total includes 12,000 shares of unvested restricted stock which the executive is allowed to vote and which will vest upon change of control of the company.

(10)	Total includes 7,000 shares of unvested restricted stock which the executive is allowed to vote and which will vest upon change of control of the company.

(11)	Total includes 2,500 shares of unvested restricted stock which the director is allowed to vote and which will vest upon change of control of the company.

(12)	Total includes 2,500 shares of unvested restricted stock which the director is allowed to vote and which will vest upon change of control of the company.

(13)	Total includes 2,500 shares of unvested restricted stock which the director is allowed to vote and which will vest upon change of control of the company.

(14)	Total includes 2,500 shares of unvested restricted stock which the director is allowed to vote and which will vest upon change of control of the company.

(15)	Total includes 2,500 shares of unvested restricted stock which the director is allowed to vote and which will vest upon change of control of the company; also includes 100 shares held by Geneva B. Johnson Revocable Trust, of which Ms. Johnson is the trustee.

(16)	Total includes 5,000 shares of unvested restricted stock which the director is allowed to vote and which will vest upon change of control of the company.

(17)	Total includes 2,500 shares of unvested restricted stock which the director is allowed to vote and which will vest upon change of control of the company.

Changes in Control

The Company has entered into an Agreement and Plan of Merger, dated as of January 15, 2008 (the “Merger Agreement”) with OHC Investment, Inc., a Delaware corporation (“OHC”) and Odyssey HealthCare Holding Company, a Delaware corporation (“Odyssey”), pursuant to which, after the completion of an offer to purchase by OHC and the satisfaction or waiver of certain conditions, OHC will be merged with and into the Company, and the Company will survive the merger as a wholly-owned subsidiary of Odyssey. Additional information regarding the Merger Agreement and the transactions related thereto is available in the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on January 15, 2008 as file number 000-50118 which is hereby incorporated by reference into this Amendment.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

VistaCare Hospice Foundation

The VistaCare Hospice Foundation (formerly, Vista Care Foundation) is a non-profit corporation established by Barry M. Smith, the former Chairman of our Board of Directors, in March 1996 for the purpose of soliciting, investing and distributing funds to advance the cause of end-of-life care. The foundation:

•	provides grants directly to terminally ill patients to fulfill basic needs and last wishes;

•	provides funding for end-of-life community education; and

•	provides publications and support material that help the bereaved overcome their grief of the loss of a loved one.

The business and affairs of the foundation are currently governed by a six (6)-member board of trustees. Geneva B. Johnson, one of our directors serves as Chair of the board of trustees. Ms. Johnson receives no compensation for her service on the board of trustees.

Since May 2005, Martin A. Yenawine, a former employee of the Company and former Assistant to the Chairman, has served as President and Chief Executive Officer of the foundation and as a member of its board of trustees. Mr. Yenawine receives no compensation from the Company for these services. At any meeting of the foundation’s board of trustees at which at least three, but fewer than four, trustees are present, it is possible that Ms. Johnson and Mr. Yenawine could control the outcome of all actions taken at such meeting.

DIRECTOR INDEPENDENCE

Independence of Directors

“Independent” Directors.  We believe that independent directors play a critical role in company governance, and we are committed to ensuring that a majority of our directors are independent. Presently, seven (7) of our eight (8) directors are independent under the standards specified by the Nasdaq Stock Market. In particular, our Board of Directors has determined that none of Messrs. Crews, Donnell, Fine, Henry, Klisares and Tyler, and Ms. Johnson has a material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us) and that each of these directors is “independent” within the meaning of Nasdaq’s director independence standards. In addition, our Board of Directors has determined that all of the members of each of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee have no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us) and are “independent” within the meaning of Nasdaq’s director independence standards. Mr. Slager is the only director who is also an employee of VistaCare.

“Independence” for Audit Committee Members and Audit Committee Financial Expert.  In addition, as required by Nasdaq rules, the members of the Audit Committee each qualify as “independent” under special standards established by the SEC for members of audit committees. The Audit Committee also includes at least one independent member who is determined by the Board of Directors to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules, including that the person meets the relevant definition of an “independent director.” Jon M. Donnell and Jack A. Henry are the independent directors who have been determined to be audit committee financial experts. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Messrs. Donnell and Henry’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Messrs. Donnell and Henry any duties, obligations or liability that are greater than are generally imposed on them as members of the Audit Committee and the Board of Directors, and their designation as audit committee financial experts pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board of Directors.

Item 14.	Principal Accountant Fees and Services.

In connection with the audit of the 2007 financial statements, we entered into an engagement agreement with Ernst & Young LLP which set forth the terms by which Ernst & Young LLP will perform audit services for us. That agreement is subject to alternative dispute resolution procedures, a mutual exclusion of punitive damages and various other provisions.

The following table shows the fees paid or accrued by us for the audit and other services provided by Ernst & Young LLP for the fiscal years 2007 and 2006.

Fees paid to Ernst & Young LLP

	2007	2006

Audit Fees	$963,277	$1,362,451
Audit-related fees	0	$18,457
Tax fees	$17,015	$19,993

Total	$980,292	$1,400,901

Audit fees represent fees for professional services provided in connection with the audit of our financial statements for the fiscal years ended September 30, 2007 and September 30, 2006, and reviews of quarterly reports on Form 10-Q filed during 2007 and 2006, as well as the specific compliance requirements of Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal year ended September 30, 2007.

Audit-related fees represent fees for professional services provided in connection with an audit of our pension plans and accounting consultation regarding stock options.

Tax fees consist of fees for tax compliance, tax advice and tax planning.

All audit and non-audit services provided by Ernst & Young LLP in fiscal years 2007 and 2006 were approved in advance by the Audit Committee.

Audit Committee Pre-Approval Policy and Procedures

Our Audit Committee pre-approves all services, including both audit and non-audit services, provided by our independent registered public accounting firm for the purpose of maintaining the independence of such firm. Each year the independent registered public accounting firm provides the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the Audit Committee before the audit commences. The independent registered public accounting firm also submits a fee proposal for audit services, which must be approved by the Audit Committee before the audit commences.

Management may periodically submit to the Audit Committee proposals for non-audit services (together with an estimate of the associated fees) that it recommends the independent registered public accounting firm be engaged to provide. Management and the independent registered public accounting firm must each confirm to the Audit Committee that the performance of the proposed non-audit services would not compromise the independence of the registered independent public accounting firm and would be permissible under all applicable legal requirements. The Audit Committee must approve all non-audit services and the budget for each such service before commencement of the work. Management and the independent registered public accounting firm report to the Audit Committee at each of its regularly scheduled meetings as to the non-audit services actually provided by the independent registered public accounting firm and the approximate fees incurred by us for those services.

During fiscal 2007, no services were provided to us by Ernst & Young LLP or any other accounting firm other than in accordance with the pre-approval policy and procedures described above.

Audit Committee Report for the Year Ended September 30, 2007

The Audit Committee oversees the company’s financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements and the reporting process, including the systems of internal controls. The primary duties and responsibilities of the Audit Committee are to:

•	select and engage VistaCare’s independent registered public accounting firm;

•	serve as an independent and objective body to monitor VistaCare’s financial reporting process and internal control systems;

•	review and approve the scope of the annual audit and the non-audit services to be performed by the independent registered public accounting firm and that firm’s audit and non-audit fees;

•	review and appraise the audit efforts of VistaCare’s independent registered public accounting firm and the company’s internal audit function;

•	evaluate VistaCare’s financial reporting and compliance with laws and regulations;

•	oversee management’s establishment and enforcement of financial policies;

•	review potential conflict of interest situations and approve any proposed related party transactions;

•	recommend to the Board of Directors whether the audited financial statements should be included in the Annual Report on Form 10-K for filing with the Securities and Exchange Commission; and

•	provide an open avenue of communication among the independent registered public accounting firm, financial and senior management and the Board of Directors.

The Audit Committee has:

•	reviewed and discussed the audited financial statements of VistaCare for the fiscal year ended September 30, 2007 with VistaCare’s management and its independent registered public accounting firm, including a discussion of the quality and effect of VistaCare’s accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements;

•	discussed the matters required by Statement on Auditing Standards No. 61 (Communication with Audit Committees) with VistaCare’s independent registered public accounting firm, including the process used by management in formulating particularly sensitive accounting estimates and the basis for the conclusions of the independent registered public accounting firm regarding the reasonableness of those estimates; and

•	met with the independent registered public accounting firm, with and without management present, to discuss the results of their examinations, their evaluations of VistaCare’s internal controls and the overall quality of VistaCare’s financial reporting.

The Audit Committee has also received the written disclosures and the letter from VistaCare’s independent registered public accounting firm required by Independence Standards Board Standard No. 1 (entitled “Independence Discussions with Audit Committees”), has discussed the independence of its independent registered public accounting firm and considered whether the provision of non-audit services by its independent registered public accounting firm is compatible with maintaining auditor independence, and has satisfied itself as to the independent registered public accounting firm’s independence.

Based on the review and discussions described above, the Audit Committee has recommended to the Board of Directors that VistaCare’s audited financial statements be included in VistaCare’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 for filing with the Securities and Exchange Commission. The Audit Committee has also recommended the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2008.

AUDIT COMMITTEE
Jack A. Henry, Chair
Pete A. Klisares
Jon M. Donnell

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, VistaCare has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VistaCare, Inc.

By:	/s/ Richard R. Slager
Richard R. Slager
Chairman, President and Chief Executive Officer
(principal executive officer)

Dated: January 25, 2008