Form 10-Q
period 2007-12-31
VISTACARE, INC.
filed 2008-02-08
CIK 787030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: (Check one):
Large accelerated filer ☐   Accelerated filer ☑   Non-accelerated filer ☐   Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of February 5, 2008, there were outstanding 16,883,927 shares of the issuer’s Class A Common Stock, $0.01 par value per share.

VistaCare, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
VISTACARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	December 31,	September 30,
	2007	2007
	(unaudited)	(note 1)
ASSETS
Current assets:
Cash and cash equivalents	$28,752	$22,737
Short-term investments	—	6,625
Patient accounts receivable (net of allowance for denials of $1,946 and $2,354 at December 31, 2007 and September 30, 2007, respectively)	33,154	38,131
Patient accounts receivable — room & board (net of allowance for denials of $1,257 and $1,869 at December 31, 2007 and September 30, 2007, respectively)	6,112	7,929
Tax receivable	1,388	1,391
Prepaid expenses and other current assets	6,921	5,808

Total current assets	76,327	82,621
Fixed assets, net	6,552	6,253
Goodwill	24,002	24,002
Other assets	3,388	2,729

Total assets	$110,269	$115,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,916	$2,295
Accrued Medicare Cap	5,603	11,623
Accrued expenses and other current liabilities	24,478	25,447

Total current liabilities	31,997	39,365
Deferred rent liability	1,856	1,862
Deferred tax liability	1,540	1,472
Stockholders’ equity:
Class A Common Stock, $0.01 par value; authorized 33,000,000 shares; 16,883,567 and 16,866,093 shares issued and outstanding at December 31, 2007 and September 30, 2007, respectively.	169	169
Additional paid-in capital	113,041	112,589
Accumulated deficit	(38,334)	(39,852)

Total stockholders’ equity	74,876	72,906

Total liabilities and stockholders’ equity	$110,269	$115,605

See accompanying notes to consolidated financial statements.

VISTACARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share information)

	Three Months Ended
	December 31,
	2007	2006
Net patient revenue	$60,736	$60,983
Operating expenses:
Patient care	39,605	40,108
Sales, general and administrative	18,929	20,922
Depreciation	564	600
Amortization	246	372
Loss on disposal of assets	1	27
Gain on sale of hospice program assets	—	(1,105)

Total operating expenses	59,345	60,924

Operating income	1,391	59
Non-operating income (expense):
Interest income	249	444
Other expense	(37)	(44)

Total non-operating income, net	212	400

Net income before income taxes	1,603	459
Income tax expense	85	68

Net income	$1,518	$391

Net income per share:
Basic net income per share	$0.09	$0.02

Diluted net income per share	$0.09	$0.02

Weighted average shares outstanding:
Basic	16,606	16,650

Diluted	16,796	17,012

See accompanying notes to consolidated financial statements

VISTACARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	December 31,
	2007	2006
Operating activities
Net income	$1,518	$391
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	564	600
Amortization	246	372
Share-based compensation	352	533
Deferred income tax expense	68	—
Gain on sale of hospice program assets	—	(1,105)
Loss on disposal of assets	1	27
Changes in operating assets and liabilities:
Patient accounts receivable, net	6,794	(1,778)
Prepaid expenses and other assets	(1,101)	(617)
Payment of Medicare Cap assessments	(7,112)	—
Increase in accrual for Medicare Cap	1,092	1,385
Accounts payable, accrued expenses and other liabilities	(1,525)	(4,322)

Net cash provided by (used in) operating activities	897	(4,514)
Investing activities
Short-term investments purchased	—	(9,236)
Short-term investments sold/matured	6,625	8,030
Purchases of equipment	(703)	(322)
Proceeds from sale of hospice program assets	—	1,200
(Increase) decrease in other assets	(904)	1,432

Net cash provided by investing activities	5,018	1,104
Financing activities
Proceeds from issuance of common stock (from exercise of stock options and employee stock purchase plan)	100	122

Net cash provided by financing activities	100	122

Net increase (decrease) in cash	6,015	(3,288)
Cash and cash equivalents, beginning of period	22,737	21,583

Cash and cash equivalents, end of period	$28,752	$18,295

Cash and short-term investments, end of period	$28,752	$38,649

See accompanying notes to consolidated financial statements.

VistaCare, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
December 31, 2007
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
     The accompanying interim consolidated financial statements of VistaCare have been prepared in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (“fiscal 2007”).
1. Basis of Presentation
     The accompanying unaudited consolidated financial statements include accounts of VistaCare and its wholly owned subsidiaries: VistaCare USA, Inc., Vista Hospice Care, Inc., and FHI Health Systems, Inc. (including its wholly-owned subsidiaries). Intercompany transactions and balances have been eliminated in consolidation.
     The balance sheet at September 30, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in VistaCare, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008.
2. Share-Based Compensation
     The Company accounts for share-based compensation transactions according to the provisions of Statement of Financial Accounting Standards (“SFAS”) Statement No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. At December 31, 2007, the Company had two active share-based compensation plans. Stock awards granted from these plans are granted at the fair market value (i.e., the closing price of the stock on the NASDAQ Global Market) on the date of grant, and vest over a period determined at the time the awards are granted, ranging from immediate vesting to seven year vesting, with most awards vesting over five years. The awards generally have a maximum term of ten years. Compensation expense related to share-based awards is amortized over the vesting period with 10% recorded as patient care expenses and 90% recorded in sales, general and administrative expenses in the Consolidated Statements of Operations. When options are exercised or restricted shares are granted, new shares of the Company’s Class A common stock are issued under these share-based compensation plans. A total of 4.3 million shares were authorized for issuance under these plans and at December 31, 2007 approximately 1.4 million shares were available for issuance.
     The adoption of SFAS No. 123 (R) by the Company has caused management to revaluate the equity compensation program for employees and non-employee directors. Subsequent to the adoption of SFAS 123(R) the Company has granted more restricted shares than stock options due to management’s belief that restricted shares provide a higher level of incentive to employees and non-employee directors than stock options. The restricted shares are recorded as outstanding shares on the date the shares are granted.

VistaCare, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
The employee or director who is given the grant is required to perform future service in order to receive the shares. In addition to service vesting, the Chief Executive Officer was granted restricted shares that vest upon the Company achieving selected performance objectives.
     The Company estimates the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes option pricing model. The application of this valuation model involves estimates and management judgement that impact the calculation of compensation expense related to the stock option awards. There were no stock options granted during the three months ended December 31, 2007. The key assumptions used in determining the fair value of options granted during the three months ended December 31, 2006 are as follows:

Three Months Ended
December 31, 2006
Expected dividend yield	0.0%
Expected stock price volatility	48%
Risk-free interest rate	4.44%
Expected term (in years)	7.5
     The Company historically has not paid dividends and does not anticipate paying any dividends in the future. The expected stock price volatility is based on historical trading of the Company’s stock. The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected term of options is an average of the contractual terms and vesting periods, respectively.
     A summary of stock option activity under all Company plans for the three months ended December 31, 2007 is presented in the table below:

		Weighted
	Number of	Average
	Shares Under Option	Exercise Price
Outstanding at September 30, 2007	1,559,713	$14.35
Granted	—	—
Exercised	(1,840)	6.25
Cancelled	(6,560)	14.44
Expired	(24,760)	20.35

Outstanding at December 31, 2007	1,526,553	$14.26

     A summary of restricted stock activity under all Company plans for the three months ended December 31, 2007 is as follows:

		Weighted Average
		Grant Date
Nonvested Shares	Shares	Fair Value

Nonvested at September 30, 2007	273,070	$11.36
Granted	7,500	7.43
Vested	(23,500)	11.89
Forfeited	(7,100)	10.54

Nonvested at December 31, 2007	249,970	$11.22

     Total compensation costs for share-based awards for the three months ended December 31, 2007 and 2006 totaled approximately $0.4 million and $0.5 million, respectively. As of December 31, 2007, there was approximately $4.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under all Company plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.
     SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows in the Consolidated Statements of Cash Flow. During the three months ended December 31, 2007 and 2006, the Company had no excess tax benefit related to stock option exercises.

VistaCare, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
3. Accrued Expenses and Other Current Liabilities
     A summary of accrued expenses and other current liabilities follows (in thousands):

	December 31,	September 30,
	2007	2007

Patient care expenses	$10,394	$9,256
Salaries and payroll taxes	3,757	5,656
Accrued workers’ compensation	3,561	3,617
Accrued administrative expenses	3,399	3,366
Accrued paid time-off	1,811	2,043
Self-insured health expenses	1,427	1,427
Accrued taxes	129	82

Total accrued expenses and other current liabilities	$24,478	$25,447

4. Earnings Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period (excluding issued but unvested shares). Diluted net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period plus the effect of potentially dilutive securities, including outstanding warrants and employee stock options (using the treasury stock method). The effect of potentially dilutive securities amounting to approximately 1.4 million shares and 1.6 million shares were not included in the diluted earnings per share calculation for the three months ended December 31, 2007 and 2006, respectively, because inclusion of the securities would be anti-dilutive.
     The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended
	December 31,
	2007	2006
Numerator
Net income	$1,518	$391

Denominator
Denominator for basic net income per share — weighted average shares	16,606	16,650
Effect of dilutive securities:
Stock options	190	362

Denominator for diluted net income per share — adjusted weighted average shares and assumed conversion	16,796	17,012

Net income per share:
Basic net income to stockholders	$0.09	$0.02
Diluted net income to stockholders	$0.09	$0.02
5. Restructuring
     During the second quarter of fiscal year ended September 30, 2007, the Company announced a restructuring plan that includes rationalization of sites, cost reductions, process improvements and organizational streamlining. The Company’s restructuring plan calls for the restructuring initiatives to be phased in over a several month period with all initiatives implemented by December 31, 2008, the first quarter of fiscal year 2009. When completed, the restructuring is expected to include the consolidation, closure or sale of 13 sites and two inpatient units and reductions in force at both the corporate headquarters and site locations. As of December 31, 2007, eight hospice programs and one inpatient unit were closed as part of the restructuring. There were no significant restructuring costs during the three months ended December 31, 2006.
     The Company accounts for the costs of the restructuring in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Under SFAS No. 146, a liability for a cost associated with an exit or disposal activity is recognized

VistaCare, Inc.
Notes to Consolidated Financial Statements (Unaudited) — continued
at its fair value in the period in which the liability is incurred. Generally, restructuring costs consist of severance, lease termination payments, moving expenses and fixed asset write offs. Severance is accrued when the amount by employee is determined, communication with the employee has occurred and no future service is required. If future service is required, the cost of the related severance is accrued over the future service period. Lease termination expense is accrued when an agreement has been reached with the landlord and the site terminates operations. A site is considered closed when patients are no longer serviced from a particular location. Severance, early lease termination and other restructuring costs are recorded in sales, general and administrative expenses on the accompanying Consolidated Statements of Operations. Fixed asset write offs are recorded in Loss on Disposal of Assets on the accompanying Consolidated Statements of Operations. Any unpaid amounts are recorded in accrued expenses and other current liabilities on the accompanying Consolidated Balance Sheets. The following tables summarize total costs expensed for the restructuring program as of December 31, 2007 (in thousands):

		Expensed During
		Three Months Ended	Restructuring Costs	Expected Future
	Expected Costs	December 31, 2007	to Date	Costs

Severance	$1,802	$35	$1,386	$416
Lease termination	2,280	—	572	1,708
Other	847	—	152	695

Total restructuring costs	$4,929	$35	$2,110	$2,819

     The future expected costs represent an estimate as of December 31, 2007 with respect to sites the Company intends to close in the future but have not yet met expense recognition criteria given that notification and closure activities have not yet commenced. For these sites the Company performed impairment analyses with respect to their operating assets and determined they were recoverable as operating assets, or were not recorded in excess of their estimated recoverable value. If the Company sells selected program sites rather than closing the sites, expected future costs may be lower due to lower lease termination and severance costs. In addition, the recoverability of certain operating assets could become less recoverable depending upon the nature of the sales transaction.
     The following table reconciles the accrued liability on the balance sheet related to the restructuring program as of December 31, 2007 (in thousands):

Activity for Three
Months Ended
December 31, 2007
Balance at September 30, 2007	$258
Charges to sales, general & administrative expense	35
Payments	(163)
Write offs of fixed assets	—

Balance at December 31, 2007	$130

6. Debt
     In December 2004, the Company renewed its $30.0 million revolving line of credit and entered into a $20.0 million term loan agreement (this total of $50.0 million is collectively referred to herein as the “credit facility”). The credit facility is collateralized by a lien on substantially all of the Company’s assets, including cash, accounts receivable and equipment. Loans under the credit facility bear interest at an annual rate equal to the one-month London Interbank Borrowing Rate in effect from time to time plus 3.0% — 5.0%, depending upon the Company achieving certain financial ratios as described in the credit agreement. Accrued interest under the revolving line of credit and the term loan is due monthly.
     Under the revolving line of credit, the Company may (upon satisfaction of certain conditions and lender’s waiver of a covenant default) borrow, repay and re-borrow an amount equal to the lesser of: (i) $30.0 million or (ii) 85% of the net value of eligible accounts receivable. The revolving line of credit can be used for working capital and general corporate purposes, including acquisitions. Under the $20.0 million term loan, borrowings are used for “permitted acquisitions” as defined in the credit agreement. The lender will permit term loans provided the Company’s pro forma “debt service coverage ratio”, as defined in the credit agreement, does not fall below the specified ratio (at December 31, 2007, the Company failed to meet the specified ratio). The maturity date of the credit facility is December 22, 2009. As of December 31, 2007, there was no balance outstanding on the revolving line of credit or

VistaCare, Inc.
Notes to Consolidated Financial Statements (unaudited) — continued
on the term loan.
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
7. Income Tax
     At the end of each interim period, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year and adjusts the quarterly rate, as necessary. Significant items affecting the difference between the Company’s income for financial reporting purposes and the taxable income include the Medicare Cap accrual, stock option expense, amortization expense, and bad debt expense. The Company has established a full valuation allowance on its net deferred tax asset, excluding tax deductible goodwill.
     Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”) requires that companies recognize the effect of a tax position in their consolidated financial statements if there is a greater likelihood than not of the position being sustained upon audit based on the technical merits of the position. The Company adopted the provisions of FIN 48 effective October 1, 2007. The adoption of FIN 48 resulted in no cumulative effect adjustment to the Company’s retained earnings.
     As of October 1, 2007 (the date the Company adopted FIN 48) and December 31, 2007, the Company had no unrecognized tax benefits. The Company’s policy to classify interest and penalties relating to uncertain tax positions as a component of income tax expense in its Consolidated Statement of Operations did not change as a result of implementing the provisions of FIN 48. As of October 1, 2007, there was no liability associated with uncertain tax positions that would affect the Company’s effective tax rate.
     The Internal Revenue Service (the “IRS”) recently completed an audit of the Company’s tax returns for fiscal years 2005 and 2006 which included re-opening tax returns from fiscal years 2004 and 2003 due to the carry back of net operating losses used in the tax returns for fiscal years 2005 and 2006. A no change notice has been received from the IRS; however this audit is still underway with the Joint Committee. The Company, including its subsidiaries, files income tax returns in the U.S. federal jurisdiction, and many state jurisdictions. In the U.S., although an IRS audit has been completed; federal income tax returns for fiscal years 2003 through 2006 still remain open to examination. For U.S., state and local jurisdictions, the statute of limitations generally varies between three and four years.
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
9. Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for the Company beginning in fiscal 2010. Earlier adoption is prohibited. The issuance of this statement has no current impact on the Company.
10. Subsequent Events

VistaCare, Inc.
Notes to Consolidated Financial Statements (unaudited) — continued
Potential Merger
     As disclosed in the Form 8-K filed by the Company on January 15, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) on January 15, 2008, with Odyssey HealthCare Holding Company, a Delaware corporation (“Odyssey”) and its wholly-owned subsidiary, OHC Investment, Inc., a Delaware corporation (“Merger Sub”). Odyssey HealthCare, Inc. is the sole shareholder of Odyssey.
     Pursuant to the Merger Agreement, Merger Sub commenced a tender offer (the “Offer”) to purchase all of the Company’s outstanding shares of Class A common stock, par value $0.01 per share (the “Common Stock”), including the associated Series A Junior Participating Preferred Stock purchase rights (the “Rights”), issued pursuant to the Rights Agreement, dated as of August 18, 2004, as amended, between the Company and Computershare Trust Company, N.A., formerly known as Equiserve Trust Company, N.A. (such Common Stock, together with the associated Rights, (the “Shares”), at a price of $8.60 per share in cash, without any interest thereon (the “Offer Price”).
     The Offer commenced on January 30, 2008 and expires at 12:00 midnight, New York City time, on February 27, 2008 (the “Expiration Date”), unless it is extended in accordance with its terms. In connection therewith, the Company filed a Schedule 14D-9 and related exhibits on January 30, 2008. Consummation of the Offer and the Merger (hereinafter defined) are subject to customary closing conditions, including the expiration or termination of any waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. In addition, the consummation of the Offer is conditioned on, among other conditions, the valid tender of a majority of the outstanding Shares determined on a fully-diluted basis. Each of the directors and executive officers of the Company holding approximately 5.9% of the issued and outstanding Shares as of January 14, 2008 (excluding Shares that are Options with an exercise price in excess of $8.60 per Share, the remaining Shares constitute approximately 3% of the issued and outstanding Shares as of January 14, 2008) have agreed to tender their Shares in connection with the Offer and have agreed to vote in favor of the Merger, pursuant to stockholder agreements, dated January 15, 2008, entered into with Odyssey and Merger Sub (the “Stockholder Agreements”).
     Upon successful completion of the Offer, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will be merged (the “Merger”) with and into the Company and the Company will survive the Merger as a wholly-owned subsidiary of Odyssey. At the effective time of the Merger (the “Effective Time”), each outstanding Share, other than Shares owned by Odyssey or its subsidiaries immediately prior to the Effective Time, will automatically be canceled, will cease to exist and will be converted into the right to receive $8.60 in cash, without any interest thereon, on the terms and subject to the conditions set forth in the Merger Agreement. The Merger Agreement provides that all awards of restricted Common Stock granted under any of the Company’s equity based compensation plans (the “Stock Plans”) shall vest in full immediately prior to the Merger Sub’s acceptance for payment of Shares tendered in the Offer and may be tendered in the Offer or, alternatively, receive an amount in cash equal to $8.60 at the Effective Time. In addition, each option to purchase Common Stock granted by the Company under any Stock Plans which is outstanding immediately prior to the Effective Time, whether vested or unvested, shall be cancelled and the holder of each option shall be entitled to receive an amount in cash equal to the product of the excess, if any, of $8.60 over the exercise price per Share of such option multiplied by the total number of Shares subject to such option.
     The closing of the Merger, if required by applicable law, is subject to the adoption of the Merger Agreement by holders of a majority of the outstanding Shares. However, if following completion of the Offer, and after giving effect to any Shares purchased pursuant to the top-up option described below, Merger Sub owns at least 90% of the outstanding Shares, the Merger will be completed without a meeting of the Company’s stockholders pursuant to Delaware’s “short-form” merger statute.
     The Company, Odyssey and Merger Sub have made customary representations, warranties and covenants in the Merger Agreement. The Company’s covenants include covenants regarding the operation of the business prior to the closing and covenants prohibiting the Company from soliciting, providing information or entering into discussions concerning, proposals relating to alternative business combination transactions, except in limited circumstances relating to unsolicited proposals that are, or could reasonably be expected to result in, a proposal superior to the transactions contemplated by the Merger Agreement.
     In the Merger Agreement, the Company also granted Odyssey and Merger Sub, subject to certain conditions and limitations, an irrevocable option, to be exercised after completion of the Offer, to acquire a number of Shares, that, when added to the number of Shares owned by Odyssey or Merger Sub at the time of the exercise of the option, constitutes one share more than 90% of the number of Shares that will be outstanding after giving effect to the exercise of the option, at a price per Share equal to the amount paid for

VistaCare, Inc.
Notes to Consolidated Financial Statements (unaudited) — continued
Shares pursuant to the Offer (the “Top-Up Option”). The Top-Up Option is intended to expedite the timing of the completion of the Merger by permitting the Merger to occur pursuant to Delaware’s short-form merger statute at a time when the approval of the Merger at a meeting of the Company’s stockholders would be assured because of Merger Sub’s ownership of a majority of the Shares following completion of the Offer.
     In addition, effective upon payment for the Shares pursuant to the Offer, during the period after completion of the Offer and prior to the effective time of the Merger, Odyssey shall be entitled to designate a majority of the directors on the Company’s Board of Directors.
     The Merger Agreement contains certain termination rights for each of Odyssey and the Company and provides that, upon the termination of the Merger Agreement under specified circumstances, the Company will be required to pay Odyssey a termination fee. In addition, in certain circumstances where the Merger Agreement is terminated, each of Odyssey and the Company may be entitled to reimbursement of their expenses, subject to a cap, by the other party; provided however that any amount received by Odyssey as expense reimbursement shall reduce the amount that it may recover under the termination fee.
     The foregoing description of the Merger Agreement is not complete and is qualified in its entirety by reference to the Merger Agreement filed as an exhibit to the Company’s Form 8-K filing on January 15, 2008.
     The Company was recently notified by a third party it formerly used for strategic advisory services that the third party believes it may be due compensation under an arrangement that called for them to receive 1% of proceeds upon sale of the Company. The Company is currently evaluating whether there is any basis for such claim and no amounts have been accrued since the potential payment, if any, is contingent upon sale of the Company.
Potential Sale of Programs
     As part of its restructuring plan, the Company signed a Letter of Intent on January 23, 2008 to sell the Company’s four Oklahoma locations in Tulsa, Cushing, Purcell and Oklahoma City to Community Health Systems Professional Services Corporation (“CHS”). The sale is pending the completion of a due diligence investigation by CHS.
     As part of the sale, CHS would acquire all of the tangible and intangible assets including, but not limited to, inventory, furniture and fixtures used by the Oklahoma programs and would assume certain contracts, provider agreements, office leases and other agreements used by those programs. The Company would receive a nominal cash payment which is due at closing. The sale, if consummated, could result in a loss of up to $0.2 million if the related net assets were determined to be in excess of their recoverable value through either sale or redeployment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     We currently operate 47 hospice programs (“programs”) under 34 Medicare provider numbers including six inpatient units, serving approximately 4,900 patients in 14 states. Hospice services are provided predominately in the patient’s home or other residence of choice, such as a nursing home or assisted living community, or in a hospital or inpatient unit. Inpatient services are provided by us at our inpatient units and through leased beds at unrelated hospitals and skilled nursing facilities on a per diem basis.
     We are in the process of opening a new inpatient unit in San Antonio, Texas which is anticipated to be opened prior to the end of March 2008.
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
     Net patient revenue is primarily the amount we are entitled to collect for our services, which is determined by the number of billable patient days, the level of care provided, the contracted reimbursement rate by payor which can vary by geographic area, adjusted for estimated Medicare Cap and estimated payment denials. Medicare reimbursements accounted for approximately 93% of our net patient revenue during the three months ended December 31, 2007. We actively monitor each of our programs to determine when the programs have the potential to exceed the annual Medicare Cap and attempt to institute corrective actions to avoid a Medicare Cap charge. However, when we believe our corrective actions will not avoid a Medicare Cap charge, an estimate of the amount that could be repaid to Medicare is booked as a reduction to net patient revenue.
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
     Because we were not meeting our profit objectives, we announced a restructuring plan during the second quarter of fiscal year ended September 30, 2007, that includes rationalization of sites, cost reductions, process improvements and organizational streamlining. Our restructuring plan calls for the restructuring initiatives to be phased in over a several month period with all initiatives implemented by December 31, 2008, the first quarter of fiscal year 2009. When completed, the restructuring is expected to include the consolidation, closure or sale of 13 sites and two inpatient units and reductions in force at both the corporate headquarters and site locations. As of December 31, 2007, eight hospice programs and one inpatient unit were closed as part of the restructuring.

     The following tables summarize total costs expensed for the restructuring program as of December 31, 2007 (in thousands):

		Expensed During
		Three Months
		Ended December 31,	Restructuring	Expected Future
	Expected Costs	2007	Costs to Date	Costs
Severance	$1,802	$35	$1,386	$416
Lease termination	2,280	—	572	1,708
Other	847	—	152	695

Total restructuring costs	$4,929	$35	$2,110	$2,819

     The future expected costs represent an estimate as of December 31, 2007 with respect to sites we intend to close in the future but have not yet met expense recognition criteria given that notification and closure activities have not yet commenced. For these sites we performed impairment analyses with respect to their operating assets and determined they were recoverable as operating assets, or were not recorded in excess of their estimated recoverable value. If we sell selected program sites rather than closing the sites, expected future costs may be lower due to lower lease termination and severance costs. In addition, the recoverability of certain operating assets could become less recoverable depending upon the nature of the sales transaction.
     The following table reconciles the accrued liability on the balance sheet related to the restructuring program as of December 31, 2007 (in thousands):

Activity for Three
Months Ended
December 31, 2007
Balance at September 30, 2007	$258
Charges to sales, general & administrative expense	35
Payments	(163)
Write offs of fixed assets	—

Balance at December 31, 2007	$130

     Certain of our restructuring initiatives, primarily related to process improvements, have been suspended due to our pending merger which is described below. If for any reason the merger is not consummated, our intention is to complete our restructuring as originally planned.
Subsequent Events
Potential Merger
     As disclosed in the Form 8-K filed by the Company on January 15, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) on January 15, 2008, with Odyssey HealthCare Holding Company, a Delaware corporation (“Odyssey”) and its wholly-owned subsidiary, OHC Investment, Inc., a Delaware corporation (“Merger Sub”). Odyssey HealthCare, Inc. is the sole shareholder of Odyssey.
     Pursuant to the Merger Agreement, Merger Sub commenced a tender offer (the “Offer”) to purchase all of the Company’s outstanding shares of Class A common stock, par value $0.01 per share (the “Common Stock”), including the associated Series A Junior Participating Preferred Stock purchase rights (the “Rights”), issued pursuant to the Rights Agreement, dated as of August 18, 2004, as amended, between the Company and Computershare Trust Company, N.A., formerly known as Equiserve Trust Company, N.A. (such Common Stock, together with the associated Rights, (the “Shares”), at a price of $8.60 per share in cash, without any interest thereon (the “Offer Price”).
     The Offer commenced on January 30, 2008 and expires at 12:00 midnight, New York City time, on February 27, 2008 (the “Expiration Date”), unless it is extended in accordance with its terms. In connection therewith, the Company filed a Schedule 14D-9 and related exhibits on January 30, 2008. Consummation of the Offer and the Merger (hereinafter defined) are subject to customary closing conditions, including the expiration or termination of any waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. In addition, the consummation of the Offer is conditioned on, among other conditions, the valid tender of a majority of the outstanding Shares determined on a fully-diluted basis. Each of the directors and executive officers of the Company holding approximately 5.9% of the issued and outstanding Shares as of January 14, 2008 (excluding Shares that are Options with an exercise price in excess of $8.60 per Share, the remaining Shares constitute approximately 3% of the issued and outstanding Shares as of January 14, 2008) have agreed to tender their Shares in connection with the Offer and have agreed to vote in favor of the Merger, pursuant to stockholder agreements, dated January 15, 2008, entered into with Odyssey and Merger Sub (the “Stockholder Agreements”).
     Upon successful completion of the Offer, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will be merged (the “Merger”) with and into the Company and the Company will survive the Merger as a wholly-owned subsidiary of Odyssey. At the effective time of the Merger (the “Effective Time”), each outstanding Share, other than Shares owned by Odyssey or its subsidiaries immediately prior to the Effective Time, will automatically be canceled, will cease to exist and will be converted into the right to receive $8.60 in cash, without any interest thereon, on the terms and subject to the conditions set forth in the Merger Agreement. The Merger Agreement provides that all awards of restricted Common Stock granted under any of the Company’s equity based compensation plans (the “Stock Plans”) shall vest in full immediately prior to the Merger Sub’s acceptance for payment of Shares tendered in the Offer and may be tendered in the Offer or, alternatively, receive an amount in cash equal to $8.60 at the Effective Time. In addition, each option to purchase Common Stock granted by the Company under any Stock Plans which is outstanding immediately prior to the Effective Time, whether vested or unvested, shall be cancelled and the holder of each option shall be entitled to receive an amount in cash equal to the product of the excess, if any, of $8.60 over the exercise price per Share of such option multiplied by the total number of Shares subject to such option.
     The closing of the Merger, if required by applicable law, is subject to the adoption of the Merger Agreement by holders of a majority of the outstanding Shares. However, if following completion of the Offer, and after giving effect to any Shares purchased pursuant to the top-up option described below, Merger Sub owns at least 90% of the outstanding Shares, the Merger will be completed without a meeting of the Company’s stockholders pursuant to Delaware’s “short-form” merger statute.
     The Company, Odyssey and Merger Sub have made customary representations, warranties and covenants in the Merger Agreement. The Company’s covenants include covenants regarding the operation of the business prior to the closing and covenants prohibiting the Company from soliciting, providing information or entering into discussions concerning, proposals relating to alternative business combination transactions, except in limited circumstances relating to unsolicited proposals that are, or could reasonably be expected to result in, a proposal superior to the transactions contemplated by the Merger Agreement.
     In the Merger Agreement, the Company also granted Odyssey and Merger Sub, subject to certain conditions and limitations, an irrevocable option, to be exercised after completion of the Offer, to acquire a number of Shares, that, when added to the number of Shares owned by Odyssey or Merger Sub at the time of the exercise of the option, constitutes one share more than 90% of the number of Shares that will be outstanding after giving effect to the exercise of the option, at a price per Share equal to the amount paid for Shares pursuant to the Offer (the “Top-Up Option”). The Top-Up Option is intended to expedite the timing of the completion of the Merger by permitting the Merger to occur pursuant to Delaware’s short-form merger statute at a time when the approval of the Merger at a meeting of the Company’s stockholders would be assured because of Merger Sub’s ownership of a majority of the Shares following completion of the Offer.
     In addition, effective upon payment for the Shares pursuant to the Offer, during the period after completion of the Offer and prior to the effective time of the Merger, Odyssey shall be entitled to designate a majority of the directors on the Company’s Board of Directors.
     The Merger Agreement contains certain termination rights for each of Odyssey and the Company and provides that, upon the termination of the Merger Agreement under specified circumstances, the Company will be required to pay Odyssey a termination fee. In addition, in certain circumstances where the Merger Agreement is terminated, each of Odyssey and the Company may be entitled to reimbursement of their expenses, subject to a cap, by the other party; provided however that any amount received by Odyssey as expense reimbursement shall reduce the amount that it may recover under the termination fee.
     The foregoing description of the Merger Agreement is not complete and is qualified in its entirety by reference to the Merger Agreement filed as an exhibit to the Company’s Form 8-K filing on January 15, 2008.
     The Company was recently notified by a third party it formerly used for strategic advisory services that the third party believes it may be due compensation under an arrangement that called for them to receive 1% of proceeds upon sale of the Company. The Company is currently evaluating whether there is any basis for such claim and no amounts have been accrued since the potential payment, if any, is contingent upon sale of the Company.
Potential Sale of Programs
     As part of our restructuring plan, we signed a Letter of Intent on January 23, 2008 to sell our four Oklahoma locations in Tulsa, Cushing, Purcell and Oklahoma City to Community Health Systems Professional Services Corporation (“CHS”). The sale is pending the completion of a due diligence investigation by CHS.
     As part of the sale, CHS would acquire all of the tangible and intangible assets including, but not limited to, inventory, furniture and fixtures used by the Oklahoma programs and would assume certain contracts, provider agreements, office leases and other agreements used by those programs. We would receive a nominal cash payment which is due at closing. . The sale, if consummated, could result in a loss of up to $0.2 million if the related net assets were determined to be in excess of their recoverable value through either sale or redeployment.

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
Inpatient days: Total patient days in an acute care facility (hospital based or company owned) at general inpatient level of care. Also discussed general inpatient (“GIP”) days.
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

VISTACARE, INC.
HIGHLIGHTS

	Three Months Ended	Three Months Ended	Twelve Months Ended
	December 31, 2007	December 31, 2006	September 30, 2007
Patient Statistics:
Average Daily Census (ADC)	4,917	5,184	5,101
Ending census on last day of period	4,733	5,154	5,027
Patient days	452,400	476,971	1,861,990
Inpatient days (general inpatient)	7,405	5,936	27,444
Admissions	3,778	4,043	16,653
Diagnosis mix of admitted patients:
Cancer	32%	33%	32%
Alzheimers/Dementia	13%	13%	13%
Heart disease	15%	17%	17%
Respiratory	9%	8%	9%
Failure to thrive/Rapid decline	23%	22%	22%
All other	8%	7%	7%
Discharges	4,057	4,133	16,873
Average length of stay on discharged patients	108	107	111
Median length of stay on discharged patients	29	29	29

Program Statistics:
Programs	47	55	47
Inpatient units (included within a program)	6	5	6
Medicare provider numbers	34	36	34
Programs by ADC size
0-60 ADC	10	23	13
61-100 ADC	18	17	15
101-200 ADC	14	11	14
201+ ADC	5	4	5

Net Patient Revenue:
Net patient revenue (in millions)	$60.7	$61.0	$241.1
Net patient revenue per day of care	$134	$128	$129
Patient revenue payor %
Medicare	92.9%	92.8%	92.3%
Medicaid	3.5%	3.9%	4.1%
Private insurers and managed care	3.6%	3.3%	3.6%
Level of care % of patient revenue
Routine home care	92.3%	93.9%	93.0%
General inpatient care	6.7%	5.2%	6.1%
Continuous home care	0.8%	0.7%	0.7%
Respite inpatient care	0.2%	0.2%	0.2%
Level of care base Medicare per diem reimbursement rates in effect:
Routine home care	$135.11	$130.79	$130.79
General inpatient care	$601.02	$581.82	$581.82
Continuous home care	$788.55	$763.36	$763.36
Respite inpatient care	$139.76	$135.30	$135.30
Increase in base rates	3.3%	3.4%	3.4%
Hospice Medicare Cap per beneficiary	Not yet released	21,410.04	$21,410.04
Accrued Medicare Cap liability (in millions) (1)	$5.6	$11.2	$11.6
Est. Medicare Cap reductions to patient revenues (in millions)	$1.1	$1.4	$5.3
Medicare Cap paid (in millions)	$7.1	$—	$3.5
Allowance for denials reserve (in millions)	$3.2	$2.5	$4.2

Expenses:
Nursing home expenses (in millions)	$13.0	$12.3	$51.0
Nursing home revenues (in millions)	$(10.6)	$(10.8)	$(43.0)

Nursing home costs, net (in millions)	$2.4	$1.5	$8.0

(1)	We have not received any assessment letters for our fiscal year 2007

Results of Operations
     The following table sets forth selected consolidated financial information as a percentage of net patient revenue for the periods indicated:

	Three Months Ended
	December 31,
	2007	2006
Net patient revenue	100%	100%
Operating expenses:
Patient care expenses:
Salaries, benefits and payroll taxes	41.6%	44.1%
Pharmaceuticals	4.8%	5.2%
Durable medical equipment	4.6%	4.4%
Other (including inpatient arrangements, net nursing home costs, purchased services, travel and supplies)	14.2%	12.1%

Total patient care expenses	65.2%	65.8%

Sales, general and administrative expenses:
Salaries, benefits and payroll taxes	17.2%	20.6%
Office leases	2.6%	2.7%
Other (including severance, travel, marketing and charitable contributions)	11.4%	11.0%

Total sales, general and administrative expenses	31.2%	34.3%

Depreciation and amortization	1.3%	1.6%
Gain on sale of hospice program assets	—	1.8%

Operating income	2.3%	0.1%
Non-operating income	0.4%	0.6%
Income tax expense	0.2%	0.1%

Net income	2.5%	0.6%

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006
Net Patient Revenue
     Net patient revenue decreased $0.3 million, to $60.7 million for the three months ended December 31, 2007, compared to $61.0 million for the three months ended December 31, 2006. Due to our restructuring program we are operating eight less programs which negatively impacted our net patient revenue and several of our other operating statistics such as patient days, admissions, etc.
     The negative impact of our lower program count on net patient revenue was partially offset by the following:
•	an increase in inpatient days, which have a high per diem rate, to 7,405 days for the three months ended December 31, 2007, from 5,936 days for the three months ended December 31, 2006. We currently operate six inpatient units compared to five inpatient units during the three months ended December 31, 2006; and

•	Medicare reimbursement rate increase of 3.3% effective October 1, 2007.
     We are subject to Medicare Cap limits based on the total amount of Medicare payments that will be made to each of our provider numbers. We actively monitor each of our programs, by provider number, as to their program specific admission, discharge rate and average length of stay data in an attempt to determine whether they have the potential to exceed the annual Medicare Cap. When we determine that a provider number has the potential to exceed the annual Medicare Cap based upon trends, we attempt to institute corrective action, such as a change in patient mix or increase in patient admissions. However, to the extent we believe our corrective action will not avoid a Medicare Cap charge, we estimate the amount that we could be required to repay Medicare following the end of the Medicare Cap year, and accrue that amount in proportion to the number of months that have elapsed in the Medicare Cap year as a reduction to net patient revenue. We recorded reductions to net patient revenue of $1.1 million and $1.4 million for the three months ended December 31, 2007 and 2006, respectively, for the estimated cost of exceeding the annual Medicare Cap. The $1.1 million reduction to net patient revenue for Medicare Cap for the three months ended December 31, 2007 represents a quarter of the total estimated accrual for patient service dates during 2008, including pro-ration for estimated services that these 2008 patients may receive from other hospice programs. Our Medicare Cap liability accrual as of December 31, 2007 and September 30, 2007, is $5.6 million and $11.6 million, respectively.
     We also record reductions to net patient revenue for estimated payment denials, contractual adjustments (such as differences in payments by commercial payors) and subsequent changes to initial level of care determinations (made retroactively by VistaCare staff after initial admission). We recorded reductions to net patient revenue for these types of adjustments of $1.3 million and $0.7 million for the three months ended December 31, 2007 and 2006, respectively. Our allowance for denials on patient accounts receivable and room and board as of December 31, 2007 and September 30, 2007 is $3.2 million and $4.2 million, respectively.
Patient Care Expenses
     Patient care expenses decreased $0.5 million, or 1.3%, to $39.6 million for the three months ended December 31, 2007 from $40.1 million for the three months ended December 31, 2006. As a percentage of net patient revenue, patient care expenses decreased to 65.2% for the three months ended December 31, 2007 from 65.8% for the three months ended December 31, 2006. Total patient care expenses were lower for the three months ended December 31, 2007 when compared to the three months ended December 31, 2006 partially because we operated eight less programs than in the same period in the prior year.
     Patient care salary expense decreased $1.6 million for the three months ended December 31, 2007 when compared to the three months ended December 31, 2006. As a percentage of net patient revenue, patient care salary expense decreased to 41.6% for the three months ended December 31, 2007 from 44.1% for the three months ended December 31, 2006. Salary expense as a percent to net revenue was positively impacted by implementation of our restructuring program and improved salary expense control. Patient care other expenses increased $0.3 million to $6.2 million from $5.9 million when compared to the three months ended December 31, 2006. As a percentage of net patient revenue, patient care other expenses increased to 10.3% from 9.7% compared to the three months ended December 31, 2006. During the three months ended December 31, 2007 we operated one more inpatient unit than during the three months ended December 31, 2006. Inpatient expenses such as rent, housekeeping services, supplies and food are recorded in this expense category and were higher due to the additional inpatient unit.
     Also negatively impacting patient care expenses was an increase in net room and board expenses of $0.9 million for the three months ended December 31, 2007 when compared to the three months ended December 31, 2006. Nursing home revenue decreased by approximately $0.2 million to $10.6 million for the three months ended December 31, 2007 from $10.8 million for the three months ended December 31, 2006. Nursing home expenses totaled approximately $13.0 million and $12.3 million for the three months ended December 31, 2007 and 2006, respectively. This increase was due to a $0.4 million increase in room and board bad debt expense and a $0.3 million increase in room and board expense. Nursing home costs, net were $2.4 million and $1.5 million for the three months ended December 31, 2007 and 2006, respectively.
Sales, General and Administrative Expenses
     Sales, general and administrative (“SG&A”) expenses decreased $2.0 million, or 9.6%, to $18.9 million for the three months ended December 31, 2007 from $20.9 million for the three months ended December 31, 2006. As a percentage of net patient revenue, SG&A expenses decreased to 31.2% for the three months ended December 31, 2007 from 34.3% for the three months ended December 31, 2006.
     Salaries for employees classified in SG&A expense decreased approximately $2.1 million for the three months ended December 31, 2007 when compared to the three months ended December 31, 2006. This is mainly due to the headcount reductions implemented as part of our restructuring program. Many other SG&A expense categories decreased when compared to the three months ended December 31, 2006 also due mainly to the implementation of our restructuring program. Further, training expenses were $0.6 million lower in the three months ended December 31, 2007 because a company training event was not held. Bonus expense increased $0.4 million compared to the three months ended December 31, 2006 due to our anticipation of higher bonus payouts because of our increased profitability. Legal fees increased $0.3 million due to litigation of cases in the normal course of our business and additional legal work required by our review of strategic alternatives and pending merger.
Income Tax
     We record income taxes under the liability method as required by Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (“FAS 109”) and Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”) . We adopted the provisions of FIN 48 effective October 1, 2007. FIN 48 requires that we recognize the effect of a tax position in our consolidated financial statements if there is a greater likelihood than not of the position being sustained upon audit based on the technical merits of the position. The adoption of FIN 48 resulted in no cumulative effect adjustment to our retained earnings. As of October 1, 2007 and December 31, 2007, we had no unrecognized tax benefits and there was no liability associated with uncertain tax positions that would affect our effective tax rate.
     Due to our recent operating losses, we recorded a full valuation allowance which was equal to our deferred tax assets, less the deferred tax liabilities expected to reverse and become taxable income, excluding tax deductible goodwill. For the three months ended December 31, 2007 and 2006, our income tax expense was $0.1 million. Our effective income tax rate for the three months ended December 31, 2007 and 2006 was 5.3% and 14.8% of pretax income, respectively. Since we have a full valuation allowance established on our net deferred tax assets, with the exception of indefinite life tax deductible goodwill, our fiscal 2008 tax provision consists of state taxes where loss carry forwards do not exist and increases to our tax deductible goodwill deferred tax liability.
Liquidity and Capital Resources
     We expect that our principal liquidity requirements will be for working capital, capital expenditures and the development of new hospice programs or inpatient units. Due to our ongoing restructuring efforts, the development of new hospice programs and/or inpatient units will most likely occur on a limited basis in circumstances intended to protect our existing strategic advantages. Other than working capital needs, these expenditures are at our election and we do not currently have material commitments for expenditures in these areas. Based on our current working capital requirements and existing capital commitments, we expect that our existing funds and cash flows from operations will be sufficient to fund our principal liquidity requirements for at least the next twelve months. During 2008 we plan on evaluating additional working capital financing alternatives and to evaluate additional sources of capital to fund future growth and future long term working capital needs if necessary. Our future liquidity requirements and the adequacy of our available funds will depend on many factors, including payment for our services, potential payment delays due to Medicare additional development requests (as defined below) and sequential billing requirements, regulatory changes and compliance with new regulations, expense levels, future development of new hospice programs or inpatient units, acquisitions of other hospice programs and capital expenditures.
     We have received a significant number of Medicare additional development requests (“ADR”) from our third party fiscal intermediary Palmetto GBA beginning in November 2006. These periodic standard requests for additional information on selected claims delay payment on the listed claims and all subsequent claims related to that Medicare beneficiary and adversely affect claims billing activity for the entire program. After Palmetto GBA reviews the additional information provided, these claims and future claims are expected to be paid under normal payment terms but the sequential billing model prevents a hospice program from billing for services to a patient until the prior billing periods pertaining to the patient have been reimbursed. At this time, we believe we have adequately reserved for any claim denials. We estimate the delay in accounts receivable payments to be approximately $11.7 million at December 31, 2007. We anticipate continuing delays in payment in the near future because the review process is continuing for four sites reported under two provider numbers.
     Because we were not meeting our income objectives, we began a restructuring effort in the second quarter of fiscal year 2007 that is being phased in over an 18 month period with all restructuring initiatives scheduled to be implemented by December 31, 2008, the end of the first quarter of our 2009 fiscal year. We anticipate the benefit from this restructuring effort to result in approximately $45.0 million in annualized gross cost savings which will be partially offset by reductions in revenue of approximately $16.0 million due to site consolidations, closures or sales resulting in annual net savings of approximately $29.0 million. Currently, we estimate our future cash outlays to be approximately $2.8 million to implement these initiatives. If the pending sale of our Oklahoma programs is completed, our future cash outlays will be reduced by approximately $0.9 million to $1.9 million due to lower lease termination and severance payments. We anticipate all costs to be paid by June 30, 2008, the third quarter of our fiscal year 2008.
     As of December 31, 2007, we had cash and cash equivalents of $28.8 million, working capital of approximately $44.3 million and the potential ability to borrow up to $50.0 million under our revolving credit and term loan facility based on borrowing base calculations, subject to lender approval, which would be required since we are not presently in compliance with our loan covenants and certain other restrictions as described in more detail below under the caption “Debt.”
Three months ended December 31, 2007 compared to three months ended December 31, 2006.
     Net cash provided by operating activities for the three months ended December 31, 2007 was $0.9 million as compared to cash used in operating activities of $4.5 million for the three months ended December 31, 2006. Net income was $1.1 million higher in the period ended December 31, 2007 than in the period ended December 31, 2006. During the period ended December 31, 2007, $6.8 million of cash was provided by accounts receivable collections. In the period ending December 31, 2006, accounts receivable balances grew by $1.8 million. During the period ended December 31, 2007, $7.1 million was paid for Medicare Cap assessments while no Medicare Cap assessments were paid during the period ended December 31, 2006.
     Net cash provided by investing activities was $5.0 million for the three months ended December 31, 2007 compared to $1.1 million of cash provided by investing activities for the three months ended December 31, 2006. Cash provided by sales of investments was $6.6 million in the period ended December 31, 2007. In the period ended December 31, 2006, cash used to purchase investments was $1.2 million more than cash received from the sale of investments . Cash used for equipment purchases was $0.4 million more in the three months ended December 31, 2007 than in the three months ended December 31, 2006. Also, $1.2 million of cash was received from the sale of the Cincinnati hospice program in the period ended December 31, 2006. No program sales occurred during the three months ended December 31, 2007.
     Net cash provided by financing activities was $0.1 million for the three months ended December 31, 2007 and 2006, respectively. Cash provided by financing activities principally resulted from the exercise of employee stock options and employee stock purchases.
Debt
     In December 2004, we renewed our $30.0 million revolving line of credit and entered into a $20.0 million term loan agreement (this total of $50.0 million is collectively referred to herein as the “credit facility”). The credit facility is collateralized by a lien on substantially all of our assets, including cash, accounts receivable and equipment. Loans under the credit facility bear interest at an annual rate equal to the one-month London Interbank Borrowing Rate in effect from time to time plus 3.0% — 5.0%, depending upon our achievement of certain financial ratios as described in the credit agreement. Accrued interest under the revolving line of credit and the term loan is due monthly.
     Under the revolving line of credit, we may (upon satisfaction of certain conditions and lender’s waiver of a covenant default) borrow, repay and re-borrow an amount equal to the lesser of: (i) $30.0 million or (ii) 85% of the net value of eligible accounts receivable. The revolving line of credit can be used for working capital and general corporate purposes, including acquisitions. Under the $20.0 million term loan, borrowings are used for “permitted acquisitions” as defined in the credit agreement. The lender will permit term loans provided our pro forma “debt service coverage ratio,” as defined in the credit agreement, does not fall below the specified ratio (at December 31, 2007, we failed to meet the specified ratio). The maturity date of the credit facility is December 22, 2009. As of December 31, 2007, there was no balance outstanding on the revolving line of credit or on the term loan.
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
Critical Accounting Policies
     There have been no changes to our critical accounting policies during the quarter ended December 31, 2007. Refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 for a summary of our critical accounting policies.
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for us beginning in fiscal 2010. Earlier adoption is prohibited. The issuance of this statement has no current impact on the Company.
Contractual Obligations
     There have been no material changes to our contractual obligations during the quarter ended December 31, 2007. Refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 for a summary of our contractual obligations.
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
Item 4. Controls and Procedures.
     (a) Evaluation of Disclosure Controls and Procedures.
     Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2007. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2007, our disclosure controls and procedures were (1) designed to ensure that information required to be disclosed by us is accumulated and communicated to management, including our CEO and CFO, by others within our organization to allow timely decisions regarding required disclosure and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.
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
Item 1A. Risk Factors.
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, which could materially affect our financial condition, results of operations or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known or that are currently deemed to be immaterial may also have a material adverse affect on our financial condition, results of operations and future results. There have been no material changes from the risk factors disclosed in the 2007 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (a) Sales of Unregistered Securities. Not applicable.
     (b) Use of Proceeds from Registered Securities. Not applicable.
     (c) Repurchases of Securities. We did not repurchase any of our securities during the three months ended December 31, 2007.
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

VISTACARE, INC.
	By:	/s/ Richard R. Slager
Date: February 8, 2008		Richard R. Slager
President and Chief Executive Officer

	By:	/s/ Henry L. Hirvela
Date: February 8, 2008		Henry L. Hirvela
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.